Form 10-K/A
period 1993-12-31
HOUGHTON MIFFLIN CO
filed 1994-03-21
CIK 48638

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                 OF 1934

For the fiscal year ended    December 31, 1993
                          ---------------------

Commission file number           1-5406
                         --------------------

                          HOUGHTON MIFFLIN COMPANY
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Massachusetts                                04-1456030
- -------------------------------           -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   222 Berkeley St., Boston                          02116-3764
- -------------------------------------        ---------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code     (617)  351-5000
                                                    ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
      Title of each class                            which registered
- --------------------------                   -------------------------------
Common Stock, $1 par value                        New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  None
                                                            -----------
                                                            (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             ----

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $ 665,385,756 as of February 28, 1994.

The registrant had outstanding 14,548,397 shares of common stock (exclusive of Treasury shares) and 14,548,397 Preferred Stock Purchase Rights as of February 28, 1994.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement (the "Definitive Proxy
Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1994 annual meeting of stockholders are incorporated into
Part III.
                                 1 of  39
                         Exhibit Index Pages 29-31

                Part II


Item 8. Consolidated Financial Statements and Supplementary Data.
        See Index to Consolidated Financial Statements and Financial Statement Schedules, set forth on page F1 herein. Summary of Quarterly Results of Operations (unaudited) are presented on page 25.

                         HOUGHTON MIFFLIN COMPANY
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES
                          (Item 14(a)(1) and (2))



Report of Independent Auditors                            Page F2

Consolidated Balance Sheets at
December 31, 1993 and 1992                                Pages F3 - F4

Consolidated Statements of Income for the years
ended December 31, 1993, 1992, and 1991                   Page F5

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1993, 1992, and 1991     Page F6

Consolidated Statements of Cash Flows for the years
ended December 31, 1993, 1992, and 1991                   Page F7

Notes to Consolidated Financial Statements                Page F8 - F25


Schedules for the years ended December 31, 1993, 1992, and 1991:

     V - Consolidated Property, Plant, and Equipment Page F26 VI - Consolidated Accumulated Depreciation and
          Amortization of Property, Plant,
          and Equipment                                   Page F27
  VIII -  Consolidated Valuation and Qualifying
          Accounts                                        Page F28
    IX -  Consolidated Short-term Borrowings              Page F29
     X -  Consolidated Supplementary Income Statement
          Information                                     Page F29

All other schedules have been omitted since the required information is not present, or the amounts are not sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements.





                                F1

                      REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Houghton Mifflin Company

We have audited the accompanying consolidated balance sheets of Houghton Mifflin Company as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghton Mifflin Company at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


As discussed in Notes 2 and 6 to the financial statements, in 1992 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.


                                               /S/ERNST & YOUNG
                                               ----------------
                                               ERNST & YOUNG
Boston, Massachusetts
January 18, 1994




                                    F2

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

CONSOLIDATED BALANCE SHEETS

December 31, 1993 and 1992 (IN THOUSANDS OF DOLLARS)

ASSETS                                                                        1993           1992
=================================================================================================
Current assets
  Cash and cash equivalents                                               $ 67,242       $ 39,671
  Marketable securities, at cost which approximates market                  18,107         28,964
- -------------------------------------------------------------------------------------------------
                                                                            85,349         68,635

  Accounts receivable                                                      116,814        103,538
   Less allowance for book returns                                          12,325         16,671
- -------------------------------------------------------------------------------------------------
                                                                           104,489         86,867
  Inventories:
   Finished goods                                                           56,479         53,450
   Work-in-process                                                           4,875          5,797
   Raw materials                                                             2,647          2,300
- -------------------------------------------------------------------------------------------------
                                                                            64,001         61,547

  Prepaid income taxes                                                      10,904         14,742
  Other prepaid expenses                                                     3,106          1,980
- -------------------------------------------------------------------------------------------------
     Total current assets                                                  267,849        233,771

Property, plant, and equipment, at cost
  Land and land improvements                                                 1,950          3,220
  Buildings and building equipment                                          14,359         18,030
  Machinery and equipment                                                   45,721         41,269
  Leasehold improvements                                                     4,467         10,754
- -------------------------------------------------------------------------------------------------
                                                                            66,497         73,273
  Less accumulated depreciation and amortization                            36,991         40,619
- -------------------------------------------------------------------------------------------------
                                                                            29,506         32,654
  Book plates, less accumulated depreciation of $51,148
   in 1993 and $61,241 in 1992                                              36,664         41,390
- -------------------------------------------------------------------------------------------------
     Net property, plant, and equipment                                     66,170         74,044
Other assets, at cost
  Royalty advances to authors, less allowance of $11,866
   in 1993 and $9,545 in 1992                                               21,382         22,527
  Intangible assets, less accumulated amortization of
   $3,566 in 1993 and $1,918 in 1992                                        19,661         21,961
  Prepaid income taxes                                                      12,893          9,922
  Long-term receivables and other                                           10,266          9,196
- -------------------------------------------------------------------------------------------------
     Total other assets                                                     64,202         63,606
- -------------------------------------------------------------------------------------------------
                                                                          $ 398,221      $ 371,421
=================================================================================================


See accompanying Notes to Consolidated Financial Statements

                                      F3

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

CONSOLIDATED BALANCE SHEETS

December 31, 1993 and 1992 (IN THOUSANDS OF DOLLARS)

LIABILITIES AND STOCKHOLDERS' EQUITY                                           1993        1992
===============================================================================================
Current liabilities
  Accounts payable                                                         $ 33,622    $ 27,977
  Short-term borrowings                                                      24,605          --
  Federal and state income taxes                                              2,463       6,372
  Accrued expenses:
   Royalties                                                                 27,696      27,966
   Salaries, wages, and commissions                                          10,301      10,313
   Other                                                                     10,628       9,261
- -----------------------------------------------------------------------------------------------
                                                                             48,625      47,540
  Current debt maturities                                                     1,955       2,045
- -----------------------------------------------------------------------------------------------
     Total current liabilities                                              111,270      83,934

Long-term debt                                                               26,438      52,608

Accrued royalties payable                                                     2,935       2,725

Other liabilities                                                             9,413       9,364

Accrued postretirement benefits                                              23,948      22,874

Deferred income taxes                                                           135          77

Commitments and contingencies (Notes 12 and 13)

Stockholders' equity
  Preferred stock, $1 par value, 500,000 shares authorized, none issued          --          --
  Common stock, $1 par value, 70,000,000 shares authorized,
   14,758,726 shares issued in 1993 and 1992                                 14,759      14,759
  Capital in excess of par value                                             30,612      21,684
  Retained earnings                                                         211,222     192,326
- -----------------------------------------------------------------------------------------------
                                                                            256,593     228,769
  Less:
   Common shares held in treasury, at cost
    (232,459 shares in 1993, 347,703 shares in 1992)                          1,367       2,255
   Benefits trust assets, at market                                          31,144      26,156
   Unamortized value of restricted shares                                        --         549

  Net foreign currency translation adjustment                                    --          30
- -----------------------------------------------------------------------------------------------
     Total stockholders' equity                                             224,082     199,839
- -----------------------------------------------------------------------------------------------
                                                                           $398,221    $371,421
===============================================================================================


                                      F4

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
(In thousands of dollars except per share amounts)            1993        1992         1991
===========================================================================================
Net sales                                                 $462,969    $454,706     $466,801
Costs and expenses
  Cost of sales                                            227,969     220,278      228,930
  Selling and administrative                               173,070     190,118      190,477
  Special charges                                           10,560          --        2,532
- -------------------------------------------------------------------------------------------
                                                           411,599     410,396      421,939
- -------------------------------------------------------------------------------------------
Operating income                                            51,370      44,310       44,862
Other income (expense)
  Loss on disposition of foreign publishing operations          --     (13,527)        (710)
  Investment income                                          1,206       2,076        2,355
  Interest expense                                          (3,553)     (4,415)      (6,061)
- -------------------------------------------------------------------------------------------
                                                            (2,347)    (15,866)      (4,416)
- -------------------------------------------------------------------------------------------
Income before taxes, extraordinary item, and
 cumulative effect of accounting changes                    49,023      28,444       40,446
Taxes on income before extraordinary item and
 cumulative effect of accounting changes                    17,650       9,373       15,369
- -------------------------------------------------------------------------------------------
Income before extraordinary item and
 cumulative effect of accounting changes                    31,373      19,071       25,077
- -------------------------------------------------------------------------------------------
Extraordinary item, net of taxes
  Loss on extinguishment of debt                            (1,002)         --           --

Cumulative effect of accounting changes,
 net of taxes
  Postretirement healthcare benefits                            --     (13,357)          --
  Income taxes                                                  --      (1,300)          --
- -------------------------------------------------------------------------------------------
Net income                                                $ 30,371    $  4,414     $ 25,077
===========================================================================================
Per share:
  Income before extraordinary item and
   cumulative effect of accounting changes                   $2.27       $1.35        $1.75
  Loss on early extinguishment of debt, net                 ($0.07)         --           --
  Cumulative effect of accounting changes, net                  --      ($1.04)          --
- -------------------------------------------------------------------------------------------
  Net income                                                 $2.20       $0.31        $1.75
===========================================================================================


 See accompanying Notes to Consolidated Financial Statements

                                      F5

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31,            Common         Capital                     Treasury Stock
1993, 1992, AND 1991                 stock    in excess of     Retained      ------------------
(In thousands of dollars)     $1 par value       par value     earnings      Shares      Amount
===============================================================================================
Balance at
 January 1, 1991                   $14,759         $12,269     $184,618    (499,907)   $ (3,428)

Net income                              --              --       25,077          --          --
Dividends paid                          --              --      (10,746)         --          --
Stock options issued
 and exercised                          --              33           --       6,927         114
Issuance of restricted
 shares                                 --           1,115           --      69,000         532
Share repurchases                       --              --           --     (57,600)     (1,364)
Other equity
 transactions, net                      --              44           --       3,475          43
Amortization of
 restricted shares                      --              --           --          --          --
Foreign currency
 translation adjustments                --              --           --          --          --
- -----------------------------------------------------------------------------------------------
Balance at
 December 31, 1991                  14,759          13,461      198,949    (478,105)     (4,103)
- -----------------------------------------------------------------------------------------------
Net income                              --              --        4,414          --          --
Dividends paid                          --              --      (11,037)         --          --
Stock options issued
 and exercised                          --             971           --     108,747       2,067
Share repurchases                       --              --           --    (655,432)    (19,496)
Shares sold to
 benefits trust                         --              --           --     650,000      18,551
Other equity
 transactions, net                      --            (353)          --      27,087         726
Benefits trust
 asset appreciation                     --           7,605           --          --          --
Amortization of
 restricted shares                      --              --           --          --          --
Foreign currency
 translation adjustments                --              --           --          --          --
- -----------------------------------------------------------------------------------------------
Balance at
 December 31, 1992                  14,759          21,684      192,326    (347,703)     (2,255)
- -----------------------------------------------------------------------------------------------
Net income                              --              --       30,371          --          --
Dividends paid                          --              --      (11,475)         --          --
Stock options issued
 and exercised                          --             958           --      94,486       1,419
Share repurchases                       --              --           --     (16,400)       (654)
Other equity
 transactions, net                      --           2,310           --      37,158         123
Benefits trust
 asset appreciation                     --           5,660           --          --          --
Amortization of
 restricted shares                      --              --           --          --          --
Foreign currency
 translation adjustments                --              --           --          --          --
- -----------------------------------------------------------------------------------------------
Balance at
 December 31, 1993                 $14,759         $30,612     $211,222    (232,459)   $ (1,367)
===============================================================================================


See accompanying Notes to Consolidated Financial Statements

                                      F6

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                                            Unamortized         Foreign
YEARS ENDED DECEMBER 31,                       value of        currency
1993, 1992, AND 1991           Benefits      restricted     translation
(In thousands of dollars)         trust          shares     adjustments        Total
====================================================================================
Balance at
 January 1, 1991               $     --         $    --         $ 1,286     $209,504

Net income                           --              --              --       25,077
Dividends paid                       --              --              --      (10,746)
Stock options issued
 and exercised                       --              --              --          147
Issuance of restricted
 shares                              --          (1,647)             --           --
Share repurchases                    --              --              --       (1,364)
Other equity
 transactions, net                   --              --              --           87
Amortization of
 restricted shares                   --             549              --          549
Foreign currency
 translation adjustments             --              --             (73)         (73)
- ------------------------------------------------------------------------------------
Balance at
 December 31, 1991                   --          (1,098)          1,213      223,181
- ------------------------------------------------------------------------------------
Net income                           --              --              --        4,414
Dividends paid                       --              --              --      (11,037)
Stock options issued
 and exercised                       --              --              --        3,038
Share repurchases                    --              --              --      (19,496)
Shares sold to
 benefits trust                 (18,551)             --              --           --
Other equity
 transactions, net                   --              --              --          373
Benefits trust
 asset appreciation              (7,605)             --              --           --
Amortization of
 restricted shares                   --             549              --          549
Foreign currency
 translation adjustments             --              --          (1,183)      (1,183)
- ------------------------------------------------------------------------------------
Balance at
 December 31, 1992              (26,156)           (549)             30      199,839
- ------------------------------------------------------------------------------------
Net income                           --              --              --       30,371
Dividends paid                       --              --              --      (11,475)
Stock options issued
 and exercised                       --              --              --        2,377
Share repurchases                    --              --              --         (654)
Other equity
 transactions, net                  672              --              --        3,105
Benefits trust
 asset appreciation              (5,660)             --              --           --
Amortization of
 restricted shares                   --             549              --          549
Foreign currency
 translation adjustments             --              --             (30)         (30)
- ------------------------------------------------------------------------------------
Balance at
 December 31, 1993             $(31,144)        $    --         $    --     $224,082
====================================================================================


See accompanying Notes to Consolidated Financial Statements

                                      F6

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
(In thousands of dollars)                                       1993       1992          1991
=============================================================================================
Cash flows from (used in) operating activities:
  Net income                                                $ 30,371   $  4,414      $ 25,077
  Adjustments to reconcile net income to
   net cash from operating activities:
    Loss on disposition of foreign publishing operations          --     13,527           710
    Cumulative effect of accounting changes, net of taxes         --     14,657            --
    Early extinguishment of debt cost, net of taxes            1,002         --            --
    Depreciation of book plates                               29,589     33,333        32,654
    Depreciation of property, plant, and equipment             7,168      7,491         6,765
    Amortization of intangible assets                          2,055        907           846
    Amortization of restricted stock                             549        549           549
    Other, net                                                 2,408      1,540         1,212
- ---------------------------------------------------------------------------------------------
                                                              73,142     76,418        67,813
  Change in operating assets and liabilities:
   Accounts receivable, net                                  (19,497)     6,105        (7,339)
   Inventories                                                (2,454)     6,338         4,774
   Royalty advances, net                                       1,085       (373)         (114)
   Accounts payable                                            5,645     (2,905)       (2,535)
   Prepaid and income taxes payable                           (1,455)    (4,549)          179
   Restructuring and closing costs                             4,405        129         2,354
   Other assets                                               (1,750)    (2,125)          149
   Other liabilities                                           2,229     (2,335)        4,484
- ---------------------------------------------------------------------------------------------
                                                             (11,792)       285         1,952
- ---------------------------------------------------------------------------------------------
     Net cash from operating activities                       61,350     76,703        69,765
- ---------------------------------------------------------------------------------------------
Cash flows from (used in) investing activities:
  Book plate expenditures                                    (25,796)   (28,459)      (33,759)
  Property, plant, and equipment expenditures                (10,728)    (9,727)       (7,278)
  Sale of building and equipment                               2,836         --            --
  Marketable securities                                       10,857     22,230        (3,671)
  Proceeds from the sale of publishing operations                 --      5,708         2,007
  Acquisition of publishing assets                                --    (31,394)           --
- ---------------------------------------------------------------------------------------------
     Net cash used in investing activities                   (22,831)   (41,642)      (42,701)
- ---------------------------------------------------------------------------------------------
Cash flows from (used in) financing activities:
  Dividends on common stock                                  (10,936)   (11,037)      (10,746)
  Dividends paid to benefits trust                              (539)      (249)           --
  Commercial paper                                            24,605         --        (4,993)
  Senior note redemption                                     (26,511)        --            --
  Gollancz notes and short-term borrowings                     2,000     (8,467)        1,318
  Purchase of common stock                                      (654)   (19,496)       (1,364)
  Exercise of stock options                                    2,377      3,038           147
  Change in long-term debt                                    (1,260)      (362)          346
- ---------------------------------------------------------------------------------------------
     Net cash used in financing activities                   (10,918)   (36,573)      (15,292)
- ---------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                          (30)      (427)          (73)
- ---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          27,571     (1,939)       11,699
Cash and cash equivalents at beginning of year                39,671     41,610        29,911
- ---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      67,242     39,671        41,610
Marketable securities at end of year                          18,107     28,964        51,194
- ---------------------------------------------------------------------------------------------
                                                            $ 85,349   $ 68,635      $ 92,804
=============================================================================================
Supplementary information:
  Income taxes paid                                         $ 19,121   $ 13,893      $ 15,296
  Interest paid                                             $  3,632   $  5,977      $  5,901
=============================================================================================


See accompanying Notes to Consolidated Financial Statements

                                      F7

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 1:  Significant accounting policies
==============================================================================

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash in banks and other short-term securities readily convertible into cash and have original maturities of three months or less. The carrying amount approximates fair value due to the short-term maturity of these instruments.

Marketable securities: Marketable securities are short-term investments in instruments issued by investment grade institutions and have original maturities of three months or greater. The securities held consist primarily of tax-exempt municipal certificates and are stated at cost, which approximates fair value. The fair values are estimated based on quoted market prices.

Book returns: A provision for estimated returns, consisting of the sales value less related inventory value and royalty costs, is made at time of sale.

Inventories: Inventories are stated at the lower of cost or market (replacement cost for raw materials, net realizable value for other inventories). The last-in, first-out (LIFO) method is used to determine the cost of inventory for substantially all of the Company's operations. The first-in, first-out (FIFO) method is used to value the remaining inventory, which amounted to approximately .05% and 6% of the respective inventory balances at December 31, 1993 and 1992.
    At December 31, 1993 and 1992, inventories valued at the lower of LIFO cost or market were approximately $19,075,000 and $17,639,000, respectively, less than they would have been valued under the FIFO method, which approximates replacement cost. Net income for 1993, 1992, and 1991 would have increased approximately $919,000 or $.07 per share, $935,000 or $.07 per share, and $540,000 or $.04 per share, respectively, if the FIFO method were used to value all inventories.

Depreciation and amortization: Depreciation and amortization are provided over estimated useful lives as follows: buildings, leasehold and land improvements--straight-line method; machinery and equipment and textbook and certain reference book plates--accelerated methods. Trade publication book plate costs and other reference plate costs are expensed when incurred.

Intangible assets: Purchased editorial publishing rights are amortized on a straight-line basis over the estimated economic life of the titles or contracts, but do not exceed 15 years. The excess of cost over net assets acquired, or goodwill, is amortized on a straight-line basis over periods that do not exceed 25 years.





                                  F8

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


==============================================================================
Note 1:  Significant accounting policies (con't)
==============================================================================

Income taxes: The Company provides deferred and prepaid taxes for temporary differences in the recognition of income and expense for financial reporting and tax accounting purposes. Differences relate principally to publishing expenses, depreciation expense, deferred compensation, deferred income, postretirement benefits, and allowance for book returns.

Foreign currency translation: Gains and losses on foreign currency transactions are reflected in income. Gains and losses on translation of the Company's net equity interests in foreign subsidiaries are reported separately and accumulated in the "Net foreign currency translation adjustment" in Stockholders' Equity.

Benefits trust: Assets held in the benefits trust were purchased from the Company's treasury at quoted market value in 1992. The trust assets are only available to fund certain of the Company's obligations for compensation and benefit plans. At December 31, 1993 and 1992, the trust included 650,000 shares of the Company's common stock and cash of $21,000 and $237,000 for 1993 and 1992, respectively. The shares of common stock are valued at market with changes in share price from prior reporting periods reflected as an adjustment to capital in excess of par value.

Earnings per share: Earnings per share are based on the weighted average number of shares of common stock deemed outstanding for financial accounting purposes. Shares of common stock held in the benefits trust and common stock equivalents such as employee stock options are evaluated for inclusion in the earnings per share calculation under the treasury stock method and currently have no dilutive effect.

Presentation: Certain 1992 and 1991 amounts have been reclassified to conform to the 1993 presentation.






                                  F9

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 2:  Taxes on income
==============================================================================

Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." As permitted, prior years' financial statements have not been restated. The cumulative effect of adopting SFAS No. 109 was to decrease net income by $1.3 million for 1992.
    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The non-current deferred tax asset associated with the $21.5 million cumulative postretirement benefit obligation recognized in 1992 (see Note 6) amounted to $8.2 million at December 31, 1992. The significant components of the Company's net deferred tax assets are shown in the following table:

                               1993      1992       1991
========================================================
                                    (In thousands)
Tax liability-related:
 Depreciation expense       $ 1,663   $ 3,162    $ 3,733
 Deferred income              3,205     2,367      2,124
- --------------------------------------------------------
                              4,868     5,529      5,857
Tax asset-related:
 Postretirement benefits     12,566    11,004      1,938
 Publishing expenses          8,745     8,087      8,686
 Allowance for book
  returns                     3,145     6,438      5,095
 Deferred compensation        2,782     2,174      2,005
 Other, net                   1,292     2,413      1,586
- --------------------------------------------------------
                             28,530    30,116     19,310
- --------------------------------------------------------
Net deferred tax assets     $23,662   $24,587    $13,453
========================================================

    At December 31, 1993 and 1992, net deferred tax assets represented 5.9% and 6.6%, respectively, of the Company's consolidated total assets. The net deferred tax asset balance is stated at prevailing statutory income tax rates. The Company currently does not anticipate any change in valuation methodology applied to the determination of net deferred tax assets.







                                  F10

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 2:  Taxes on income (con't)
==============================================================================

    For financial reporting purposes, income before taxes, extraordinary item, and the cumulative effect of accounting changes includes the following components:

                                1993       1992       1991
==========================================================
                                     (In thousands)
Pretax income (loss):
 United States               $48,137   $ 44,868    $46,346
 Foreign                         886    (16,424)    (5,900)
- ----------------------------------------------------------
                             $49,023   $ 28,444    $40,446
==========================================================

    Significant components of the provision for income taxes attributable to income before taxes, extraordinary item, and the cumulative effect of accounting changes are as follows:

                                1993      1992       1991
=========================================================
                                     (In thousands)
Current:
 Federal                     $15,715   $ 8,606    $12,836
 Foreign                         256       236        284
 State                         3,266     2,439      2,830
- ---------------------------------------------------------
  Total current               19,237    11,281     15,950
Deferred:
 Federal                      (1,398)   (1,081)      (475)
 Foreign                          --      (642)        --
 State                          (189)     (185)      (106)
- ---------------------------------------------------------
  Total deferred              (1,587)   (1,908)      (581)
- ---------------------------------------------------------
                             $17,650   $ 9,373    $15,369
=========================================================

    The reconciliation of the income tax rate attributable to income before taxes and the cumulative effect of accounting changes computed at the U.S. federal statutory tax rate to reported income tax expense is as follows:

                              1993    1992     1991
===================================================
Federal statutory rate        35.0%   34.0%    34.0%
State income taxes, net
 of federal benefit            4.6     4.6      4.6
Foreign losses                (0.5)   (3.2)     1.6
Other                         (3.1)   (2.4)    (2.2)
- ---------------------------------------------------
Effective tax rate            36.0%   33.0%    38.0%
===================================================








                                  F11

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 2:  Taxes on income (con't)
==============================================================================

    The Omnibus Budget Reconciliation Act of 1993 increased the federal statutory rate applicable to the Company to 35% from 34% effective for income earned after January 1, 1993. There were no other material changes to the Company's effective tax rate for 1993 which resulted from this legislation.

==============================================================================
Note 3:  Short-term borrowings and lines of credit
==============================================================================

At December 31, 1993, the Company had an unsecured line of credit for $25 million available to be used for direct borrowings or as support for the issuance of commercial paper. During the year, additional lines of credit intended to serve as support for domestic seasonal commercial paper borrowings also were maintained. All of these were supported by commitment fees. The $24.6 million in commercial paper borrowing outstanding at December 31, 1993 related to the Company's early redemption of $25 million of 8.78% senior notes originally due for payment in December 1994.

==============================================================================
Note 4:  Long-term debt
==============================================================================

Long-term debt at December 31, 1993 and 1992, consisted of the following:

                                           1993        1992
===========================================================
                                           (In thousands)
8.78% senior notes due December 15,
 1994, interest payable semi-annually   $    --     $25,000
8.78% senior notes due March 30,
 1997, interest payable semi-annually    25,000      25,000
Capital lease obligations (Note 12)       3,393       4,653
- -----------------------------------------------------------
                                         28,393      54,653
Less current maturities of
 capital lease obligations                1,955       2,045
- -----------------------------------------------------------
                                        $26,438     $52,608
===========================================================

    Amounts due in each of the four years subsequent to December 31, 1993, in thousands, are as follows: 1994--$1,955; 1995--$1,032; 1996--$406;
1997--$25,000.






                                  F12

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 4:  Long-term debt (con't)
==============================================================================

    In June 1993, the Company completed an early redemption of $25 million of 8.78% senior notes due to mature in December 1994. The extraordinary refinancing cost of $1.0 million, or $.07 per share, was net of an income tax benefit of $.6 million. The Company financed the early redemption of the senior notes with commercial paper.
    The Company has used interest rate swap agreements to reduce the impact of changes in interest rates on its financing requirements. An interest rate swap agreement covering interest payments for the $25 million senior notes due March 30, 1997, was in place at December 31, 1993. Under this agreement, the Company pays semi-annual interest on the notional $25 million principal amount at a variable rate related to the London Interbank Offering Rate (LIBOR) and receives semi-annual interest on the notional principal at 8.78%. The swap rate at December 31, 1993, was 7.19%. The swap will reset in March 1994, and semi-annually thereafter through March 1996.
    In December 1991, the Financial Accounting Standards Board issued SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." This statement requires the Company to estimate the fair value of certain financial obligations which currently are comprised of the senior notes due in 1997. The fair value of the Company's $25 million in 8.78% senior notes is estimated at $28 million under the assumption that the obligation was refinanced for its remaining maturity and at prevailing interest rates on December 31, 1993.
    In September 1992, the Company filed a Registration Statement with the Securities and Exchange Commission providing for the issuance of up to an aggregate $100 million in debt securities. The debt securities may be issued at dates, aggregate principal amounts, maturities, and rates (either variable or fixed) as determined by the Company. The Company has not issued any debt securities through the shelf availability, but expects to issue debt securities in 1994 to finance up to $100 million of the pending acquisition of McDougal, Littell & Company (see Note 13).









                                F13

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



==============================================================================
Note 5:  Retirement plans
==============================================================================

The Company has a noncontributory, trusteed defined benefit pension plan that covers substantially all employees. Pension benefits are generally based on years of service and compensation during active employment. The plan's assets consist principally of common stocks, fixed income securities, and cash and cash equivalents. The Company provides funds sufficient to meet accrued benefit and statutory funding requirements.
    Pension expense for 1993, 1992, and 1991 included the following components:

                                   1993      1992         1991
==============================================================
                                        (In thousands)
Service cost (benefits
 earned during the year)       $  3,420   $ 3,336     $  3,351
Interest cost on projected
 benefit obligation               4,809     4,375        3,986
Actual (return) on
 plan assets                    (12,136)   (4,388)     (10,522)
Deferral and amortization,
 net                              7,244      (100)       6,466
- --------------------------------------------------------------
Net pension expense            $  3,337   $ 3,223     $  3,281
==============================================================

    The following table sets forth the Plan's funded status:

                                   1993       1992         1991
===============================================================
Actuarial assumptions:
Discount rate                       7.5%       8.0%         8.0%
Increase in future
 compensation                       6.0%       6.5%         6.5%
Expected long-term rate of
 return on assets                   8.5%       8.5%         8.5%
- ---------------------------------------------------------------
Plan assets at fair value
 at September 30                $70,064    $55,234      $50,715
Projected benefit
 obligation                      69,674     61,311       56,433
- ---------------------------------------------------------------
Excess (deficiency) of plan
 assets over projected
 benefit obligation at
 September 30                       390     (6,077)      (5,718)






                                  F14

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 5:  Retirement plans (con't)
==============================================================================

Unrecognized items:
  Net (gain) loss                (3,346)     1,096        1,561
  Prior service cost                242        300          329
  Net transition asset           (1,607)    (1,790)      (1,973)
Cash contribution after
 September 30                       425      2,720        3,047
- ---------------------------------------------------------------
Accrued pension liability
 at December 31                 $(3,896)   $(3,751)     $(2,754)
- ---------------------------------------------------------------
Actuarial present value of
 accumulated benefits at
 September 30                   $54,357    $41,573      $36,013
Accumulated benefit
 obligation related to
 vested benefits at
 September 30                   $49,172    $37,433      $29,920
===============================================================

    The actuarial assumption changes made in 1993 have been applied to the determination of the September 30, 1993 benefit obligation valuations. The impact on pension expense, which is not expected to be material, will be recognized in 1994.
    Due to workforce changes in 1993, there was a reduction in the Company's defined benefit pension obligation. A pre-tax expense reduction of $1,164,000 ($745,000 after-tax, or $.05 per share) was recorded in the fourth quarter of 1993 in accordance with Financial Accounting Standard No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans."
    In addition, the Company has an Employees' Savings and Thrift Plan which conforms to Section 401(K) of the Internal Revenue Code. Under the plan, which covers substantially all of the Company's domestic employees, participants may elect to contribute up to 15% of their compensation subject to an annual limit, which was $8,994 in 1993, to three funds: a fixed income fund, an equity fund, and a fund invested solely in the Company's common stock.
    Under the plan, the Company may match an employee's contribution in varying amounts up to 3% of the employee's compensation. The Company's contribution expense in connection with the Plan, which is invested solely in shares of the Company's common stock, amounted to approximately $1,663,000 in 1993, $1,782,000 in 1992, and $1,379,000 in 1991.





                                  F15

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 6:  Postretirement benefits
==============================================================================

In addition to the provision of pension benefits, the Company also maintains a contributory plan that provides health care coverage to eligible retirees. The expenses for postretirement health care coverage were recognized for accounting purposes when paid in years prior to 1992. The Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in the fourth quarter of 1992 with effect from January 1, 1992. The Company's initial accumulated postretirement benefits obligation was $21.5 million, representing the actuarially determined present value of the benefits earned under the Company's plan prior to January 1, 1992. The after-tax cost of the $21.5 million charge amounted to $13.4 million, or $.95 per share, in 1992.
    The Company has not specifically funded the retiree health care liability, although the benefits trust formed on June 3, 1992, was established to provide funding for certain of the Company's future obligations for compensation and benefit plans, including the costs of retiree health care. At December 31, 1993 and 1992, the fair value of the benefits trust assets was $31.1 million and $26.2 million, respectively. The benefits trust assets are comprised almost entirely of the Company's common stock. Under the terms of the trust agreement, proceeds from the periodic sale of common stock by the trustee, as well as cash dividends received, will be used to pay designated compensation and benefit plan obligations.
    The following table sets forth the changes in the accrued postretirement benefits liability, in thousands:

                                      1993       1992
=====================================================
Balance at beginning of year       $22,874    $     0
Accumulated postretirement
 benefits transition obligation         --     21,545
Annual expense:
  Service cost                         426        444
  Interest on unfunded liability     1,859      1,679
- -----------------------------------------------------
                                     2,285      2,123
Claims paid                         (1,211)      (794)
- -----------------------------------------------------
Balance at end of year             $23,948    $22,874
=====================================================








                                  F16

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 6:  Postretirement benefits (con't)
==============================================================================

    The principal actuarial assumptions used to determine the Company's 1992 postretirement benefits transition obligation were an 8% discount rate and health care cost inflation of 14%, declining one percent per annum through the year 2000. A rate of 13% for health care inflation was utilized in 1993 to determine accounting expense for the year. The Company's 1993 accounting expense and accumulated postretirement benefit obligation would increase by $146,000 and $1,813,000, respectively, had the inflation rate been held at 14% for 1993. The Company expects to adjust the discount rate to 7.5% and reduce the health care inflation rate to 11.5% for 1994. These changes reflect decreases in long-term interest rates and a moderation in health care costs experienced by the Company over the past two years.

==============================================================================
Note 7:  Stock options
==============================================================================

The Company has granted options under the 1982 Incentive Stock Option Plan (the 1982 Plan), the 1987 Stock Compensation Plan (the 1987 Plan), and the 1992 Stock Compensation Plan (the 1992 Plan). Under each of the plans, shares of common stock are reserved and authorized to be issued upon the exercise of stock options, restricted or bonus stock, or other performance awards. In 1991, 81,000 shares of restricted stock were awarded under the 1987 Plan, of which 50,000 remained outstanding at the end of 1993. Options granted under all plans become exercisable at such times as the Board of Directors has determined, but not later than 10 years from the date of the grant. As of December 31, 1993, options for 114,578 shares remained exercisable under the 1987 Plan, and 49,243 shares remained exercisable under the 1992 Plan.







                                      F17

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 7:  Stock options (con't)
==============================================================================

    Activity under the 1982, 1987, and 1992 stock option plans during the past three years is summarized as follows:

                                                                     Options outstanding
                                                   ------------------------------------------------------
                                                                      Option price
                                        Unissued                --------------------------         Shares
                                   option shares      Shares      Per share          Total    exercisable
=========================================================================================================
Balance at December 31, 1990             346,872     615,076   $22.75-49.25   $ 23,358,802        357,182
 Granted                                (260,400)    179,400          23.88      4,283,175
 Became exercisable                                             22.25-49.25                       203,744
 Exercised                                           (10,146)   22.75-23.88        238,546        (10,146)
 Terminated/expired                      331,568    (319,568)   22.75-49.25    (13,888,353)      (225,874)
- ---------------------------------------------------------------------------------------------------------
Balance at December 31, 1991             418,040     464,762    22.25-49.25     13,992,170        324,906
 1992 Plan reserved                      700,000
 Granted                                 (17,000)     17,000          35.25        599,250
 Became exercisable                                             23.88-35.25                        64,183
 Exercised                                          (129,495)   23.88-39.00     (4,187,063)      (129,495)
 Terminated/expired                       93,824     (93,824)   23.88-34.38     (3,160,913)       (87,592)
- ---------------------------------------------------------------------------------------------------------
Balance at December 31, 1992           1,194,864     258,443    22.25-49.25      7,243,444        172,002
 Granted                                (196,000)    196,000          44.63      8,746,500
 Became exercisable                                             23.25-49.25                        93,592
 Exercised                                           (94,486)   23.88-44.63     (2,377,323)       (94,486)
 Terminated/expired                       14,240     (14,240)   23.88-44.63       (494,787)        (7,287)
- ---------------------------------------------------------------------------------------------------------
Balance at December 31, 1993           1,013,104     345,717   $22.25-49.25   $ 13,117,834        163,821
=========================================================================================================








                                    F18

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


==============================================================================
Note 8:  Sale of foreign publishing operations
==============================================================================

In the fourth quarter of 1992, the Company announced the sale of certain foreign operations. The areas sold included the publishing and distribution operations of Gollancz (Holdings) Limited, a wholly owned subsidiary based in England, and the majority of the school publishing rights owned by Houghton Mifflin Canada Limited. The Company's net income for 1992 included a pre-tax loss of $13.5 million resulting from the disposition of these operations, including unamortized Gollancz goodwill of $9.2 million. The after-tax transaction losses in 1992 related to the sale of foreign operations amounted to $7.0 million, or $.50 per share.
    In 1991, the Company sold substantially all of the assets of its Australian subsidiary and incurred a loss of $.7 million in connection with closing that operation.
    A summary of the net sales and financial performance of the foreign operations sold that are included in the Company's consolidated results is set forth in the following table:

 Year ended December 31,        1992        1991
================================================
                (In thousands, except per share)
Net sales                    $14,299     $15,390
================================================

Operating loss                (2,453)     (4,923)
Net interest expense            (389)       (401)
- ------------------------------------------------
Net loss                     $(2,842)    $(5,324)
================================================

Net loss per share           $ (0.20)    $ (0.37)
================================================








                                   F19

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 9:  Acquisitions
==============================================================================

In October 1992, the test publishing assets of the Assessment Division of DLM, Inc., (DLM) were acquired for $17 million in cash. The assets included the publishing rights for and inventory of a list of clinical/special needs assessment products.
    In October 1992, a 17.5% ownership interest in Cassell PLC, a privately held company based in London, England, was acquired for $4.4 million in cash. Cassell publishes general works with particular emphasis on the reference area. Cassell, in a separate transaction, purchased the Gollancz (Holdings) Limited publishing subsidiary in October 1992.
    The publishing assets of College Survival, Inc., publisher of "Becoming a Master Student", one of the best-selling domestic college textbooks, were purchased on December 31, 1992, for $10 million in cash.
    The DLM and College Survival assets acquired were accounted for under the purchase accounting method. Accordingly, the assets purchased were valued at their fair market values, of which $21.3 million was attributed to intangible assets. The following table presents the unaudited pro forma results of operations for the DLM and College Survival assets acquired as if both transactions had occurred on January 1, 1991. The results, which would have been incremental to the Company, give effect to adjustments for the amortization of publishing rights, goodwill, and net interest expense. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1991, or of results which may occur in the future.

 Year ended December 31,       1992      1991
=============================================
             (In thousands, except per share)
Net sales                   $14,464   $14,767
=============================================
Pre-tax income              $ 4,019   $ 2,626
=============================================
Net income                  $ 2,492   $ 1,628
=============================================
Net income per share        $  0.18   $  0.11
=============================================

    The DLM and College Survival acquisitions are reflected in the educational publishing segment. The Cassell PLC investment is reflected in the general publishing segment and is accounted for using the cost method.









                                  F20

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 10:  Special charges
==============================================================================

The Company undertook a number of restructuring actions in 1993 and 1991 related to its corporate and domestic publishing activities. A summary of the principal actions taken and related costs is set forth in the table below:

Year ended December 31,               1993       1991
=====================================================
                     (In thousands, except per share)
Corporate and divisional
 workforce realignment             $ 7,500     $2,532
Warehouse closure and sale             900         --
Headquarters relocation              2,160         --
- -----------------------------------------------------
                                    10,560      2,532
Income tax credit                    3,960        962
- -----------------------------------------------------
Net charge to net income           $ 6,600     $1,570
=====================================================
Per share cost                     $   .48     $  .11
=====================================================



==============================================================================
Note 11:  Preferred stock purchase plan
==============================================================================

In December 1988, the Company adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. The Rights are attached to the common stock and do not have voting or dividend rights, and until they become exercisable, can have no dilutive effect on the earnings of the Company. Each Right, when exercisable, entitles the holder to purchase, at an exercise price of $125, one one-thousandth of a share of Series A Junior Participating Preferred Stock. The Rights will become exercisable after a person or group has acquired ownership of 20% or more of the outstanding common stock, or the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the common stock, or the determination by the Continuing Directors that a person or group which has acquired a substantial amount (at least 15%) of the outstanding common stock is an Adverse Person (as defined in the Rights Agreement). Any declaration by the Continuing Directors that a person is an Adverse Person, any acquisition of 30% or more of the outstanding common stock (except pursuant to an offer the Outside Directors have determined is fair to, and in the best interest of, the Company and its stockholders) and certain mergers, sales of assets, or other "self-dealing" transactions with a holder of 20% or more of the outstanding common stock, may entitle each Right holder, other than the potential acquirer, to receive upon exercise of each Right an amount of common stock or common stock of the acquirer in the case of certain mergers







                                F21

==============================================================================
Note 11:  Preferred stock purchase plan (con't)
==============================================================================

or sales of assets, having a market value equal to twice the exercise price of the Right. In general, the Company may redeem the Rights in whole at a price of $.05 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Company may not redeem the Rights if the Continuing Directors have declared someone to be an Adverse Person. The Rights will expire in December 1998.

==============================================================================
Note 12:  Commitments and contingencies
==============================================================================

Lease obligations: The Company has various lease agreements for warehouse and office space, which are accounted for as operating leases. Other leases for automobiles, office equipment, and computer equipment, which meet capitalized lease criteria, are recorded as machinery and equipment in the accompanying financial statements.

    At December 31, 1993 and 1992, capital leases reported as property, plant, and equipment were as follows:

                                       1993       1992
======================================================
                                       (In thousands)
Machinery and equipment              $5,925     $7,295
Less accumulated depreciation         2,551      2,727
- ------------------------------------------------------
Net machinery and equipment          $3,374     $4,568
======================================================

    In May 1993, the Company's corporate, publishing, and support functions consolidated and relocated to new Boston headquarters. The primary term of the lease for the new headquarters expires on March 1, 2007, and the Company has options to extend that term.








                                F22

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 12:  Commitments and contingencies (con't)
==============================================================================

    The future minimum rental commitments under all noncancelable leases, including the above commitment, are as follows:

                              Capital             Operating leases
Year                           leases       (primarily real estate)
==================================================================
                                          (In thousands)
1994                           $2,048                      $ 8,699
1995                            1,108                        8,919
1996                              446                        8,586
1997                               --                        7,806
1998                               --                        7,801
Thereafter                         --                       57,185
- ------------------------------------------------------------------
Total minimum
 lease payments                $3,602                      $98,996
- ------------------------------------------------------------------
Less:
  Interest cost                   209
- ------------------------------------------------------------------
Present value of minimum
 lease payments                $3,393
==================================================================

    The Company's leases for corporate, administrative, and editorial locations include renewal options and escalation clauses for the Company's proportionate share of increases in building maintenance costs.
    Rent expense for operating leases was approximately $9,850,000 in 1993, $11,100,000 in 1992, and $11,000,000 in 1991.

Contingencies: The Company is involved in ordinary and routine litigation incidental to its business. There are no pending legal proceedings that would materially affect the financial position of the Company.







                                F23

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 13:  Subsequent events
==============================================================================

In the fourth quarter of 1993, the Company announced its intention to transfer the assets, businesses, and employees of its Software Division to a newly-formed company, InfoSoft International, Inc. ("InfoSoft"). On January 12, 1994, InfoSoft filed a registration statement with the Securities and Exchange Commission on Form S-1 and updated that registration statement on February 2, 1994. The Company's equity interest in InfoSoft after the offering is expected to exceed 40%.
    On January 7, 1994, the Company announced that it had entered into an agreement to purchase the outstanding common stock of McDougal, Littell & Company a leading school textbook publisher, for $138 million in cash. The Company will finance the acquisition and related costs through a combination of debt and operating cash. The acquisition is expected to be completed in the first quarter of 1994.








                                  F24

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

==============================================================================
Note 14:  Segment information
==============================================================================

The Company's principal business is publishing and is divided into two segments: (a) textbooks and other educational materials and services for the school and college markets; and (b) general publishing, including fiction, nonfiction, software, children's books, and reference materials.
    A comparative summary of information about the Company's operations by segment for the years 1993, 1992, and 1991 appears below. Segment information for 1991 has been restated to reflect separately net sales and losses from operations of foreign businesses sold in 1992 and 1991. Corporate expenses include compensation of corporate officers, certain system development costs, certain occupancy costs, stockholder reporting expenses, and legal and consulting fees. Corporate assets are principally cash, marketable securities, and prepaid income taxes.



                                               Textbooks and other
                                             educational materials       General
1993                                                  and services    publishing    Corporate    Consolidated
=============================================================================================================
Net sales                                                 $357,198      $105,771     $     --        $462,969
- -------------------------------------------------------------------------------------------------------------
Segment income                                            $ 68,933      $ 11,862     $     --        $ 80,795
- -------------------------------------------------------------------------------------------------------------
General corporate expenses                                                            (18,865)        (18,865)
Special charges                                             (4,976)           --       (5,584)        (10,560)
Interest expense, net                                                                  (2,347)         (2,347)
- -------------------------------------------------------------------------------------------------------------
Income before taxes and extraordinary
 item                                                     $ 63,957      $ 11,862     $(26,796)       $ 49,023
- -------------------------------------------------------------------------------------------------------------
Identifiable assets                                       $175,378      $ 84,559     $     --        $259,937
Corporate assets                                                                      138,284         138,284
- -------------------------------------------------------------------------------------------------------------
Total assets                                              $175,378      $ 84,559     $138,284        $398,221
- -------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense                     $ 34,044      $  1,600     $  3,168        $ 38,812
Purchase of property, plant, and equipment,
 including book plates                                    $ 26,918      $  3,182     $  6,424        $ 36,524
=============================================================================================================
1992
=============================================================================================================
Net sales from ongoing operations                         $348,581      $ 91,826     $     --        $440,407
Net sales from foreign operations sold                       4,920         9,379           --          14,299
- -------------------------------------------------------------------------------------------------------------
Net sales                                                 $353,501      $101,205     $     --        $454,706
- -------------------------------------------------------------------------------------------------------------
Income from ongoing operations                            $ 57,555      $  9,027     $     --        $ 66,582
Loss from foreign operations sold                             (535)       (1,918)          --          (2,453)
- -------------------------------------------------------------------------------------------------------------
Segment income                                            $ 57,020      $  7,109     $     --        $ 64,129
- -------------------------------------------------------------------------------------------------------------
General corporate expenses                                                            (19,819)        (19,819)
Loss on sale of foreign publishing operations               (1,468)      (12,059)                     (13,527)
Interest expense, net                                                                  (2,339)         (2,339)
- -------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect
 of accounting changes                                    $ 55,552      $ (4,950)    $(22,158)       $ 28,444
- -------------------------------------------------------------------------------------------------------------
Identifiable assets                                       $152,844      $ 75,704     $     --        $228,548
Acquired assets                                             27,040         4,354        2,000          33,394
Corporate assets                                                                      109,479         109,479
- -------------------------------------------------------------------------------------------------------------
Total assets                                              $179,884      $ 80,058     $111,479        $371,421
- -------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense                     $ 37,233      $  1,862     $  1,729        $ 40,824
Purchase of property, plant, and equipment,
 including book plates                                    $ 33,752      $  1,632     $  2,802        $ 38,186
=============================================================================================================
1991
=============================================================================================================
Net sales from ongoing operations                         $366,870      $ 84,541     $     --        $451,411
Net sales from foreign operations sold                       3,362        12,028           --          15,390
- -------------------------------------------------------------------------------------------------------------
Net sales                                                 $370,232      $ 96,569     $     --        $466,801
- -------------------------------------------------------------------------------------------------------------
Income from ongoing operations                            $ 66,143      $  5,411     $     --        $ 71,554
Loss from foreign operations sold                           (1,035)       (3,888)          --          (4,923)
- -------------------------------------------------------------------------------------------------------------
Segment income                                            $ 65,108      $  1,523     $     --        $ 66,631
- -------------------------------------------------------------------------------------------------------------
General corporate expenses                                                            (19,244)        (19,244)
Special charges                                                                        (2,525)         (2,525)
Loss on disposition of foreign
 publishing operation                                                       (710)          --            (710)
Interest expense, net                                                                  (3,706)         (3,706)
- -------------------------------------------------------------------------------------------------------------
Income before taxes                                       $ 65,108      $    813     $(25,475)       $ 40,446
- -------------------------------------------------------------------------------------------------------------
Identifiable assets                                       $173,748      $ 89,118     $     --        $262,866
Corporate assets                                                                      118,914         118,914
- -------------------------------------------------------------------------------------------------------------
Total assets                                              $173,748      $ 89,118     $118,914        $381,780
- -------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense                     $ 36,111      $  1,583     $  1,725        $ 39,419
Purchase of property, plant, and equipment,
 including book plates                                    $ 36,999      $  2,109     $  1,929        $ 41,037
=============================================================================================================


                                      F25

                           HOUGHTON MIFFLIN COMPANY


           SCHEDULE V - CONSOLIDATED PROPERTY, PLANT, AND EQUIPMENT

                Years ended December 31, 1993, 1992, and 1991
                                 (in thousands)

                                Balance at                                                         Balance
                                 beginning       Additions                       Sales and       at end of
Classifications      Year          of year         at cost         Other       Retirements            year
- ---------------      ----       ----------       ---------         -----       -----------       ---------
Land and land        1993           $3,220          $    -        $     -           $1,270          $1,950
improvements         1992            3,220               -              -                -           3,220
                     1991            3,220               -              -                -           3,220

Buildings and        1993          $18,030            $106        $     -           $3,777         $14,359
building equipment   1992           17,916             114              -                -          18,030
                     1991           17,745             179              -                8          17,916

Machinery and        1993          $41,269          $9,040        $     -           $4,588         $45,721
equipment            1992           36,919           8,654              -            4,304          41,269
                     1991           34,499           6,322              -            3,902          36,919

Leasehold            1993          $10,754          $1,582        $     -           $7,869          $4,467
improvements         1992           10,241             959              -              446          10,754
                     1991            9,519             777              -               55          10,241

Plates               1993         $102,631         $25,796        $     -          $40,615         $87,812
                     1992           98,816          28,459         *1,250           25,894         102,631
                     1991           86,002          33,759              -           20,945          98,816

The cost of buildings, machinery and equipment, leasehold improvements, and plates is depreciated, or amortized, over the estimated useful lives of such assets, as follows: buildings, 31 years; building equipment, 10 years; machinery and equipment, 5-8 years; leasehold improvements, over the life of the lease;
and plates, primarily 3 years.

* Costs attributable to plates included in 1992 acquisition cost for test publishing assets of the
Assessment Division of DLM, Inc.



                                         F26

                            HOUGHTON MIFFLIN COMPANY


                      SCHEDULE VI - CONSOLIDATED ACCUMULATED
                          DEPRECIATION AND AMORTIZATION

                 Years ended December 31, 1993, 1992, and 1991
                                 (in thousands)

                                Balance at       Additions
                                 beginning      charged to        Sales and       Balance at
Classifications      Year          of year         expense      Retirements      end of year
- ---------------      ----       ----------      ----------      -----------      -----------
Land                 1993             $524             $54             $155             $423
improvements         1992              463              61                -              524
                     1991              399              64                -              463

Buildings and        1993           $8,871            $639           $1,874           $7,636
building             1992            8,192             679                -            8,871
equipment            1991            7,484             716                8            8,192

Machinery and        1993          $25,883          $5,767           $3,868          $27,782
equipment            1992           23,050           5,856            3,023           25,883
                     1991           20,744           5,065            2,759           23,050

Leasehold            1993           $5,341            $708           $4,899           $1,150
improvements         1992            4,746             895              300            5,341
                     1991            3,855             920               29            4,746


Plates               1993          $61,241         $29,589          $39,682          $51,148
                     1992           53,475          33,333           25,567           61,241
                     1991           41,523          32,654           20,702           53,475





                                          F27

                            HOUGHTON MIFFLIN COMPANY

                SCHEDULE VIII - CONSOLIDATED VALUATION ACCOUNTS

                 Years ended December 31, 1993, 1992, and 1991
                                 (in thousands)


                                       Additions
                         Balance at     charged                    Balance
                         beginning     (credited)                   at end
                         of year       to income    Retirements    of year
- --------------------------------------------------------------------------
1993
- ----
Allowance for book
 returns                 $16,671      $(4,346)        $    -       $12,325
Allowance for authors'
 advances                  9,545        2,466            145        11,866

1992
- ----
Allowance for book
 returns                 $15,878       $  793         $    -       $16,671
Allowance for authors'
 advances                 10,705        2,351          3,511         9,545

1991
- ----
Allowance for book
 returns                 $13,401       $2,477         $    -       $15,878
Allowance for authors'
 advances                  9,281        2,356             932       10,705






                                          F28

                         HOUGHTON MIFFLIN COMPANY

           SCHEDULE IX - CONSOLIDATED SHORT-TERM BORROWINGS

            Years ended December 31, 1993, 1992, and 1991
                              (in thousands)


   Year      Maximum Amount             Average         Weighted*
   Ended     Outstanding at End          Daily           Average
December 31   of Any Month           Outstanding      Interest Rate
- -----------  -----------------       -----------      -------------
1993             $54,892              $  7,459            3.24%*

1992             $12,156              $  3,196            9.82%**

1991             $26,644              $  6,815            7.53%**



 *Calculated based on short-term borrowings, their related rates of interest, and the period borrowings were outstanding during the year. Commercial paper outstanding at December 31, 1993, was $24,605,000.No commercial paper was outstanding at December 31, 1992 or 1991.

**Domestic short-term borrowings amounted to $1.0 million at a weighted average rate of 3.4% in 1992 and $5.4 million at a weighted average rate of 6.1% in 1991.


                  SCHEDULE X - CONSOLIDATED SUPPLEMENTARY
                         INCOME STATEMENT INFORMATION

              Years ended December 31, 1993,  1992, and 1991
                               (in thousands)


                Charged to Operating Costs and Expenses
                    -----------------------------------
                       1993          1992           1991
                    -------       -------        -------
Royalties           $44,382       $43,135        $42,538
                    =======       =======        =======
Advertising costs   $15,117       $16,453        $15,369
                    =======       =======        =======







                                          F29

- ------------------------- HOUGHTON MIFFLIN COMPANY -------------------------

SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

(Unaudited, in thousands of dollars
except per share amounts)                           First      Second       Third       Fourth
1993                                              Quarter     Quarter     Quarter      Quarter        Year
===========================================================================================================
Net sales                                        $ 49,721    $121,204    $208,510     $ 83,534     $462,969
Gross profit (net sales less cost of sales)        14,148      61,496     120,226       39,130      235,000
Net income (loss) before extraordinary item       (14,933)      4,482      41,544          280       31,373
Extraordinary item, net of taxes                       --      (1,002)         --           --       (1,002)
Net income (loss)                                 (14,933)      3,480      41,544          280       30,371
Per share:
 Net income (loss) before extraordinary item        (1.08)       0.32        3.00         0.02         2.27
 Extraordinary item, net of taxes                      --       (0.07)         --           --        (0.07)
Net income (loss)                                   (1.08)       0.25        3.00         0.02         2.20
===========================================================================================================
1992
===========================================================================================================
Net sales                                        $ 52,096    $125,670    $198,760     $ 78,180     $454,706
Gross profit                                       16,667      65,048     115,806       36,907      234,428
Net income (loss) before cumulative
 effect of accounting changes                     (14,023)     11,697      33,989      (12,592)      19,071
Cumulative effect of accounting
 changes, net of taxes                            (14,657)         --          --           --      (14,657)
Net income (loss)                                 (28,680)     11,697      33,989      (12,592)       4,414
Per share:
 Net income (loss) before cumulative
  effect of accounting changes                      (0.98)       0.82        2.46        (0.91)        1.35
 Cumulative effect of accounting
  changes, net of taxes                             (1.02)         --          --           --        (1.04)
 Net income (loss)                                  (2.00)       0.82        2.46        (0.91)        0.31
===========================================================================================================
1991
===========================================================================================================
Net sales                                        $ 49,917    $127,199    $211,248     $ 78,437     $466,801
Gross profit                                       14,581      69,683     119,278       34,329      237,871
Net income (loss)                                 (15,569)     12,413      33,815       (5,582)      25,077
Net income (loss) per share                         (1.09)       0.87        2.36        (0.39)        1.75
===========================================================================================================

The above quarterly information indicates the seasonal fluctuations of the Company's educational publishing business.

    The second quarter of 1993, the fourth quarter of 1992, and the third quarter of 1991 include charges related to the Company's corporate, domestic, and foreign publishing operations which are of an unusual nature. Notes 8 and 10 to the consolidated financial statements describe the transactions and related financial statement impact.
    The first and fourth quarters of 1992 include accounting changes made by the Company to comply with the Financial Accounting Standards Board standards for Postretirement Benefits Other Than Pensions and for IncomeTaxes. The net loss and related per share amounts shown above for the first and fourth quarters of 1992 differ from previously reported results. This presentation reflects the recognition of the cumulative effect of accounting changes for both standards at the beginning of 1992 rather than in the quarter adoption of the standard was announced. The results for the full year 1992 are unchanged.
    In the second quarter of 1993, the Company completed an early redemption of $25 million of 8.78% senior notes due December 1994. The extraordinary loss of $1.0 million is net of an income tax benefit of $.6 million. Note 4 to the consolidated financial statements describes the transaction.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March, 1994.


                                 HOUGHTON MIFFLIN COMPANY

                                  /S/ Stephen O. Jaeger
                                 ------------------------

                                 Stephen O. Jaeger

                                 Executive Vice President,

                                 Chief Financial Officer and Treasurer

                                 (Principal Accounting and Financial Officer)

                         HOUGHTON MIFFLIN COMPANY
                             INDEX TO EXHIBITS
                              (Item 14(a)(3))

Exhibit No.        Description of Document     Page number in this report*

 (23)         Consents of Experts and Counsel          Page  39





*Page number refers to sequentially numbered copy

                                EXHIBIT 23
                                ----------





                     CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-69298, 33-14850, 2-80045, and 33-51098 and Form S-3 No. 33-
51700) and related prospectuses of our report dated January 18, 1994, with respect to the consolidated financial statements and schedules of Houghton Mifflin Company, as amended, included in this Form 10-K/A.






                                      /S/ERNST & YOUNG
                                      ----------------

                                      ERNST & YOUNG
Boston, Massachusetts
March 18, 1994