Form 10-Q
period 1994-03-31
HOUGHTON MIFFLIN CO
filed 1994-05-13
CIK 48638

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from  January 1, 1994 to March 31, 1994

Commission file number      1-5406
- - --------------------------------------------------------------
HOUGHTON MIFFLIN COMPANY
- - --------------------------------------------------------------
(Exact name of registrant as specified in its charter)

  Massachusetts                                04-1456030
- - ------------------------                 ----------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or                         Identification No.)
 organization)

222 Berkeley Street, Boston                 02116-3754
- - -------------------------------        -----------------------
 (Address of principal                       (Zip Code)
  executive offices)

                      (617)  351-5000
- - --------------------------------------------------------------
Registrant's telephone number, including area code

                         Not Applicable
- - -------------------------------------------------------------

(Former name, former address and former fiscal year,
             if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                              No
       --------------------                   ------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30,1994.
       Class                     Outstanding at  April 30, 1994
- - -----------------------        --------------------------------
Common Stock, $1 par value              14,502,202
Preferred Stock Purchase Rights         14,502,202




1 of 16

HOUGHTON MIFFLIN COMPANY
INDEX


                                                       Page No.

Part I. Financial Information

Consolidated Condensed Balance Sheets (unaudited)
  March 31, 1994 and 1993 and December 31, 1993..........3 -  4


Consolidated Condensed Statements of Income
  and Retained Earnings (unaudited) ---
  Three Months Ended March 31, 1994 and 1993...........       5


Consolidated Condensed Statements of Cash Flows
  (unaudited) ---
   Three Months Ended March 31,1994 and 1993...........  6 -  7



Notes to Consolidated Condensed
  Financial Statements (unaudited).....................  8 - 10


Management's Discussion and Analysis of
  Financial Condition and Results
   of Operations........................................11 - 15

 II. Other Information


  Item 4. Submission of Matters to a Vote of
              Security Holders...............................16

  Item 6. Exhibits and Reports on Form 8-K...................16

              Signatures.....................................16

  HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1994 and 1993 and DECEMBER 31, 1993
  (In thousands of dollars)

           ASSETS

                               March 31    March 31    December 31
                                 1994        1993        1993
                               ---------   ---------   -----------
                              (unaudited) (unaudited)

Current assets:
 Cash and cash equivalents    $  23,123   $  27,352   $  67,242
 Marketable securities, at
   cost, which approximates
   market                         9,065       8,900      18,107
                               ---------   ---------   ---------
                                 32,188      36,252      85,349

 Accounts receivable             74,612      71,308     116,814
   Less allowance for
   book returns                   8,872      14,311      12,325
                               ---------   ---------   ---------
                                 65,740      56,997     104,489
 Inventories:
   Finished goods                70,123      67,390      56,479
   Work in process                3,983       4,174       4,875
   Raw materials                  3,150       4,708       2,647
                               ---------   ---------   ---------
                                 77,256      76,272      64,001

 Prepaid income taxes and
   other prepaid expenses        21,442      23,244      14,010
                               ---------   ---------   ---------
     Total current assets       196,626     192,765     267,849

 Property, plant, and
   equipment and book plates
   (net of accumulated
    depreciation and amort-
    ization of $92,570 in
    1994, $106,173 in 1993
    and $88,139 at
    December 31, 1993)           80,464      76,440      66,170
 McDougal, Littell
   intangible assets, net       111,889           -           -

 Other assets, net               75,090      64,885      64,202
                               ---------   ---------   ---------
                              $ 464,069   $ 334,090   $ 398,221
                               =========   =========   =========

See accompanying notes to unaudited
consolidated condensed financial statements.

  HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 1994 and 1993, and DECEMBER 31, 1993
  (In thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

                               March 31    March 31    December 31
                                 1994        1993        1993
                               ---------   ---------   -----------
                              (unaudited) (unaudited)

Current liabilities:
 Accounts payable             $  29,108   $  32,950   $  33,622
 Short-term borrowings           24,820           -      24,605
 Federal and state
   income taxes                    (205)     (4,521)      2,463
 Accrued expenses:
   Royalties                     28,053      26,278      27,696
   Salaries, wages,
     and commissions                726       1,205      10,301
   Other                          9,436       6,125       6,732
   Restructuring costs            8,591           -       3,896
                               ---------   ---------   ---------
                                 46,806      33,608      48,625

 Current debt maturities          1,438       2,057       1,955
                               ---------   ---------   ---------
  Total current liabilities     101,967      64,094     111,270

Long-term debt                  101,392      52,584      26,438

Accrued royalties payable         4,478       2,432       2,935

Other liabilities                10,236       8,804       9,413

Accrued postretirement
  medical benefits               24,164      23,199      23,948

Deferred income taxes               135          77         135

Stockholders' equity:
 Preferred stock, $1 par value;
   500,000 shares authorized;         -           -           -
   none issued
 Common stock, $1 par value;
   70,000,000 shares authorized
   14,758,726 shares issued      14,759      14,759      14,759

 Capital in excess of
   par value                     26,696      21,958      30,612

 Retained earnings              210,206     174,571     211,222
                               ---------   ---------   ---------
                                251,661     211,288     256,593

 Unamortized value of
   restricted stock                (370)       (437)          -

 Benefits trust assets,
   at market value              (25,944)    (25,960)    (31,144)

 Common shares held in
   treasury, at cost
   (263,708 shares at
   March 31, 1994, 313,571
   at March 31, 1993,  and
   232,459 at December 31,
   1993)                         (3,650)     (1,991)     (1,367)
                               ---------   ---------   ---------
  Total stockholders' equity    221,697     182,900     224,082
                               ---------   ---------   ---------
                              $ 464,069   $ 334,090   $ 398,221
                               =========   =========   =========

See accompanying notes to unaudited
consolidated condensed financial statements.

     HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE MONTHS ENDED MARCH 31, 1994 AND 1993
(In thousands of dollars, except per share amounts)


                                        1994            1993
                                    -------------   -------------
                                     (unaudited)     (unaudited)
Net sales by industry segment:

   Educational publishing:
     School                        $      20,296   $      19,853
     College                               9,680          10,526
                                    -------------   -------------
                                          29,976          30,379

   General publishing                     19,412          19,342
                                    -------------   -------------
                                          49,388          49,721

Costs and expenses:
   Cost of sales                          37,866          35,573
   Selling and administrative             37,098          37,662
   Special charges                         6,513               -
                                    -------------   -------------
                                          81,477          73,235
                                    -------------   -------------
Operating loss                           (32,089)        (23,514)

Other income (expense):
  Gain on sale of interest in
    Software Division                     36,212               -
  Interest income                            526             359
  Interest expense                        (1,078)           (930)
  Equity in earnings of
    InfoSoft International, Inc.             249               -
                                    -------------   -------------
Income (loss) before taxes and
  extraordinary item                       3,820         (24,085)

Income tax provision (benefit)               610          (9,152)
                                    -------------   -------------
Income (loss) before
  extraordinary item                       3,210         (14,933)

Extraordinary item, net of tax            (1,239)              -
                                    -------------   -------------
Net income (loss)                          1,971         (14,933)

Retained earnings at beginning
  of period                              211,222         192,326

Dividends declared ($.215 per share
  share in 1994, $.205 per
  share in 1993)                          (2,987)         (2,822)
                                    -------------   -------------
Retained earnings at end
  of period                        $     210,206   $     174,571
                                    =============   =============







Net income (loss) per share                $0.14          ($1.08)
                                    =============   =============
Average number of common shares       13,877,424      13,773,598
                                    =============   =============

See accompanying notes to unaudited
consolidated condensed financial statements.

        HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1994 and 1993
  (Unaudited, in thousands of dollars)

                                              1994         1993
                                            ---------    --------
Cash flows from (used in)
  operating activities:
 Net income (loss)                         $   1,971    $(14,933)
 Adjustments to reconcile net income
   (loss) to net cash used in
    operating activities
   Gain on sale of interest
     in Software Division                    (36,212)          -
   Loss on early extinguishment
     of debt, net                              1,239           -
   Equity earnings in
     InfoSoft International, Inc.               (249)          -
   Depreciation and amortization               5,857       5,637
   Other, net                                  2,261         418
                                            ---------    --------
                                             (25,133)     (8,878)
 Changes in operating assets and
  liabilities, net of acquisition and
  disposal:
   Accounts receivable, net                   38,242      29,870
   Inventories                                  (317)    (14,725)
   Royalty advances, net                       2,130      (4,534)
   Accounts payable                           (7,195)      4,973
   Prepaid taxes and income taxes payable     (8,504)    (10,786)
   Prepaid expenses and other assets            (558)     (6,118)
   Salaries, wages and commissions            (9,564)     (9,108)
   Other liabilities                          (2,947)     (3,371)
                                            ---------    --------
                                              11,287     (13,799)
                                            ---------    --------
     Net cash used in operating
        activities                           (13,846)    (22,677)
                                            ---------    --------
Cash flows from (used in) investing
   activities:

  Acquisition of McDougal, Littell,
    net of cash acquired                    (130,342)          -
  Dividend received from
    InfoSoft International, Inc.              32,860           -
  Book plate expenditures                     (7,050)     (4,204)
  Property, plant, and equipment
    expenditures                              (1,778)     (2,723)
  Marketable securities                        9,042      20,064
                                            ---------    --------
     Net cash from (used in) from
        investing activities                 (97,268)     13,137
                                            ---------    --------
Cash flows from (used in) financing
   activities:

  Dividends paid on common stock              (2,987)     (2,822)
  Dividends paid to benefits trust              (140)       (133)
  McDougal, Littell financing                100,000           -
  Purchase of common stock                    (2,987)       (654)
  Exercise of stock options                      418         872
  Senior notes prepayment                    (26,960)          -
  Other long-term debt                          (349)        (12)
                                            ---------    --------
     Net cash from (used in)
        financing activities                  66,995      (2,749)
                                            ---------    --------
Effect of exchange rate changes on cash            -         (30)
                                            ---------    --------
Net decrease in cash and cash equivalents    (44,119)    (12,319)

Cash and cash equivalents
   at beginning of year                       67,242      39,671
                                            ---------    --------
Cash and cash equivalents
   at end of period                           23,123      27,352

Marketable securities at end of period         9,065       8,900
                                            ---------    --------
                                           $  32,188    $ 36,252
                                            =========    ========

        HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1994 and 1993
  (Unaudited, in thousands of dollars)


                                              1994         1993
                                            ---------    --------
 Supplementary information:
  Income taxes paid                        $   1,954    $  1,703
  Interest paid                            $   1,616    $  1,117


See accompanying notes to unaudited
consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION


(1) All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included.

        The information contained in the interim financial statements should be read in conjunction with the Company's last Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The affect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.

        Certain reclassifications have been made to prior period financial statements in order to conform to the presentations used in the 1994 interim financial statements.


(2) The Company acquired McDougal, Littell & Company ("McDougal, Littell"), a leading publisher of elementary and high school textbooks on March 1, 1994. The total acquisition cost was approximately $140 million, of which $128 million was paid to the former stockholders, $10 million represents liabilities of McDougal, Littell paid out of corporate funds immediately prior to the acquisition, and $2 million represents other third party acquisition costs.

        The acquisition cost was initially financed through a combination of operating cash and $100 million in short-term bank debt. The short-term bank debt was repaid on April 5, 1994, with the proceeds from a $100 million public debt offering ("Notes"). The Notes are unsecured obligations which mature on April 1, 2004, and bear interest at 7.125%, payable semi-annually.

        The acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition. Proforma results, assuming the acquisition had been made at the beginning of each period presented, would not be materially different from the results reported. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The amounts eventually allocable to publishing rights and goodwill are currently shown as intangible assets in the consolidated condensed balance sheet. This allocation will be finalized prior to December
        31, 1994. The intangible assets are currently being amortized on a straight-line basis over a period of approximately twenty years.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
(continued)



(3) In March 1994, the Company's former Software Division completed a public offering of 3,450,000 shares at an offering price of $15 per share. In connection with the public offering, the Company received a cash dividend of $32,860,000 from the successor company to the Software Division, InfoSoft International Inc. ("InfoSoft").
        The Company's interest in InfoSoft after the offering was 40.1%. An after-tax gain of $22.8 million, or $1.65 per share, was recognized in connection with the InfoSoft public offering.

        The Company's recognition of earnings from its investment in InfoSoft is based upon the equity method of accounting. The equity income included in the Company's quarterly results is based primarily upon the Software Division's historical quarterly results adjusted for the current business environment. Accordingly, differences between estimated quarterly equity income and actual InfoSoft earnings will be adjusted in the subsequent quarter.


(4) The $6.5 million of special charges included in the Company's operating income for the three months ended
        March 31, 1994, relate primarily to corporate and divisional staff and Company owned and leased facilities.


(5) In March 1994, the Company completed the early redemption of $25 million of 8.78% Senior Notes scheduled to mature in March 1997. The extraordinary cost of $1.2 million, or $.09 per share, was net of an income tax benefit of $.8 million. The Company financed the early redemption of the Senior Notes with operating cash and a portion of the net proceeds received in connection with the InfoSoft public offering. See Note 3.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
(continued)




(6) The components of first quarter net income (loss) are as follows:

                                        Three Months Ended
                                          March 31, 1994
                                     --------------------------
       (In thousands,                  Pre-tax   After-tax
        except per share amounts)      amount    amount     EPS
      -------------------------      --------------------------

       Net operating loss, before
        special items                  $(20,282) $(11,932) $(.86)

       InfoSoft gain (Note 3)            36,212    22,845   1.65
       McDougal, Littell seasonal
        loss and other costs            ( 5,597)  ( 3,665)  (.27)
       Special charges (Note 4)         ( 6,513)  ( 4,038)  (.29)
       Debt retirement (Note 5)         ( 1,998)  ( 1,239)  (.09)
                                        -------    ------   -----
                                         22,104    13,903   1.00
                                        -------    ------   -----
      Net income                       $  1,822   $ 1,971  $ .14
                                       ========   =======   =====



(7) The Board of Directors, at its April 27, 1994 meeting, declared a quarterly dividend of $.215 per share, payable
     May 25, 1994, to shareholders of record on May 11, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


FIRST QUARTER 1994 VERSUS FIRST QUARTER 1993

Net sales for the first quarter ended March 31, 1994 were $49.4 million, a slight decrease from $49.7 million in last year's first quarter. Because sales of school and college textbooks occur primarily in the summer, the Company normally incurs a substantial seasonal loss in the first quarter.  The 1994 net seasonal loss before special charges, acquisition-related

activities,  and an extraordinary financing loss was $11.9

million, or $0.86 per share.  This compared with a net seasonal loss of $14.9 million, or $1.08 per share, in 1993's first

quarter.  The reduction in the net seasonal loss exceeded 20% and demonstrates the earnings benefits realized from the

restructuring actions that have taken place over the past three years.  Net income after special charges, acquisition-related activities, and the extraordinary financing loss was $2.0

million, or $.14 per share, for 1994.


Net sales in the Company's educational segment for the first quarter of $30.0 million were slightly lower than the $30.4

million reported in 1993.  Net sales increases from newly

acquired McDougal, Littell nearly offset sales shortfalls from other segment components.  Since approximately 70% of the

Company's school and college sales occur in the second and third quarters, first quarter net sales for the educational publishing segment are normally less than 10% of the segment's full year net sales. The general publishing segment's sales were flat with the same period in 1993. However, segment sales increased 7% from

1993 when adjusted for the sales reported by the Company's former

Software Division. The Trade & Reference Division reported a 10%

sales increase, primarily from increases in juvenile titles and other publishing income.




The Company's operating loss for the first quarter included $6.5 million in special charges and $5.2 million of costs related to

McDougal, Littell. The special charges comprise the costs

required to complete the Company's restructuring actions begun in 1991. The charge affected all business units as well as

corporate functions and includes publishing assets and facilities write-offs.  Items in the McDougal, Littell $5.2 million of costs included the seasonal loss, acquisition and integration expenses,

and amortization of intangible assets.  The special charges and

McDougal Littell costs total $11.7 million.  Absent these items,

the first quarter seasonal loss declined by $3.1 million.

Selling and administrative costs declined in total dollars and as a percent of sales, primarily due to management's continuing focus on streamlining operations.




Investment income increased by approximately $.2 million from last year's first quarter due to a higher average cash balance available for investing than last year's first quarter. Interest expense increased in 1994 due to the debt service requirements of the outstanding commercial paper and the short-term bank

financing for the McDougal, Littell acquisition.

The first quarter included a $22.8 million after-tax gain, or

$1.65 per share, recognized in connection with the March 1

public offering of InfoSoft International, Inc., the successor company to the former Software Division.  The extraordinary

financing loss represents the cost incurred with the prepayment of $25 million of senior notes due in 1997.  The after-tax loss amounted to $1.2 million, or $.09 per share.


The Company's effective tax rate for the first quarter of 1994 was 16% as compared with 36% for the calendar year 1993.  The first quarter effective tax rate reflects the utilization of available tax benefits due primarily to the pre-tax gain related to the InfoSoft public offering.  The Company's effective tax rate for 1994 is estimated at 39%.  The increase over the

effective tax rate of 36% for 1993 reflects tax law changes

enacted in 1993 that were effective on January 1, 1994, and the intangible asset amortization expense related to the McDougal,

Littell March 1, 1994 acquisition.




LIQUIDITY AND CAPITAL RESOURCES

The Company's total cash position, (including marketable

securities) on March 31, 1994, was $32.2 million, compared with

$36.3 million at March 31, 1993. The Company's total cash usage in the quarter exceeded last year's first quarter by $20.8

million.  In addition to the normal draw-down of cash balances in the first calendar quarter, the Company's net cash cost for the

McDougal, Littell acquisition and related financing, redemption of Senior Notes due in 1997, less receipt of the InfoSoft cash dividend, amounted to $24.4 million.  The Company's other

activities required $3.6 million less cash funding than in

the first quarter of 1993.


Net cash required to fund operating activities

declined by $8.8 million, due primarily to increased

collections of accounts receivable and a significant

decrease from the amount of inventory investment

made in the first quarter of 1993.  The combined book plate

and other fixed asset expenditures increased nearly $2 million.

This change reflects McDougal, Littell's March investment

requirements, as well as increased plate investment for

"Houghton Mifflin Mathematics."

The net cash used in financing activities, other than

the McDougal, Littell financing and redemption of

Senior Notes, increased by $3.3 million in 1994.

The principal change reflects an increase in the amount

of Company common stock purchased in the quarter.



The $100 million of borrowings under short-term credit facilities used to finance in part the March 1, 1994 acquisition of McDougal,

Littell was repaid on April 5, 1994 with the proceeds from a $100 million public debt offering.  This financing was made pursuant to the Company's 1992 shelf registration facility and matures in April 2004.  The coupon is 7.125% with interest

payable semi-annually.

The Company's available resources at March 31, 1994, plus

funds generated from operating activities and borrowing

facilities are believed to be sufficient to meet total

cash requirements for the foreseeable future.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matter to a Vote of Security Holders

         None


Item 6.Exhibits and Reports on Form 8-K

         (b) Report on Form 8-K

             Registrant filed one (1) report on Form 8-K and two (2) reports on Form 8-K/A during the quarter ended March 31, 1994.

             (i) Form 8-K filed March 16, 1994, reporting the acquisition of McDougal, Littell & Company.

             (ii) Amendment to Form 8-K on Form 8-K/A filed on
                  March 22, 1994, containing the financial statements of the acquired business of McDougal, Littell & Company, and pro forma financial information.

             (iii)Amendment to Form 8-K on Form 8-K/A filed
                  on March 24, 1994, and containing the
                  Consent of Experts.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HOUGHTON MIFFLIN COMPANY
                                  -------------------------
                                  Registrant

                                  /S/ Stephen O. Jaeger
Date:  May 13, 1994               -------------------------
                                  Stephen O. Jaeger
                                  Executive Vice President,
                                  Chief Financial Officer, and
                                  Treasurer

                                  /S/ Michael J. Lindgren
Date:  May 13, 1994               --------------------------
                                  Michael J. Lindgren
                                  Divisional Vice President
                                  and Controller


16