Form 10-Q
period 1994-06-30
HOUGHTON MIFFLIN CO
filed 1994-08-12
CIK 48638

FORM 10-Q





                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                           FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1994

  Commission file number                 1-5406
                        --------------------------------
                 HOUGHTON MIFFLIN COMPANY
   -----------------------------------------------------
  (Exact name of registrant as specified in its charter)

  Massachusetts                          04-1456030
  -----------------------------          ---------------
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)         Identification No.)

  222 Berkeley Street, Boston            02116 - 3754
  ---------------------------            ---------------
  (Address of principal                  (Zip Code)
   executive offices)
    (617) 351-5000
- - -----------------------------------------
Registrant's telephone number, including area code

    Not applicable
- - ---------------------------------------------
(Former name, former address and former
 fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              X
  Yes ________________                 No __________________


  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1994.


        Class                    Outstanding at July 31, 1994
        -----                    -----------------------------
  Common Stock, $1 par value             14,426,226
  Preferred Stock Purchase Rights        14,426,226

                            1 of 20

HOUGHTON MIFFLIN COMPANY
INDEX
                                                       Page No.

Part I. Financial Information

  Consolidated Condensed Balance Sheets
    June 30,1994 and 1993 and December 31,1993 ....     3 - 4

  Consolidated Condensed Statements of Income
    and Retained Earnings   -- Three and Six
    Months Ended June 30, 1994 and 1993.......          5 - 6

  Consolidated Condensed Statements of Cash Flows
    Six Months Ended June 30, 1994 and 1993.......      7 - 8

  Notes to Unaudited Consolidated Condensed
    Financial Statements .........................     9 - 11

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.............. 12 - 18



Part II.  Other Information

  Item 4. Submission of Matter to a Vote of
          Security Holders...........................      19

  Item 6. Exhibits and Reports on Form 8-K...........      20

          Signatures.................................      20

HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 1994 and 1993 and DECEMBER 31, 1993
(In thousands of dollars)



ASSETS
- - ------
                             June 30      June 30   December 31
                                1994         1993          1993
                             -------      -------     ---------
                         (Unaudited)  (Unaudited)
Current assets:
  Cash and cash
    equivalents            $  20,161    $   6,836    $   67,242
  Marketable securities,
    at cost, which
    approximates market          600            -        18,107
                             -------      -------       -------
                              20,761        6,836        85,349

 Accounts receivable         124,838      125,832       116,814
   Less allowance for
   book returns                5,958        9,467        12,325
                             -------      -------       -------
                             118,880      116,365       104,489
 Inventories:
   Finished goods             71,506       78,593        56,479
   Work-in-process             2,563        7,359         4,875
   Raw materials               3,372        4,482         2,647
                             -------       ------        ------
                              77,441       90,434        64,001

 Deferred income taxes
   and prepaid expenses       19,284       24,083        14,010

                             -------      -------       -------
   Total current assets      236,366      237,718       267,849

 Property, plant and
   equipment and book plates
   (net of accumulated
   depreciation and amort-
   ization of $84,986 in
   1994, $85,391 in 1993
   and $88,139 at
   December 31, 1993)         74,636       71,598        66,170

 McDougal intangible
   assets, net               110,349            -             -



 Other assets, net            75,602       66,835        64,067
                             -------    ---------     ---------
                           $ 496,953    $ 376,151     $ 398,086
                            ========    =========      ========

See accompanying notes to unaudited
consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 1994 and 1993, and DECEMBER 31, 1993
(In thousands of dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
                              June 30      June 30   December 31
                                 1994         1993          1993
                               -------      -------   ----------
                             (Unaudited) (Unaudited)
Current liabilities:
 Accounts payable           $  32,825    $  47,821    $   33,622
 Short-term borrowings         59,478       46,000        24,605
 Income taxes payable           2,221            -         2,463
 Royalties                     18,241       19,680        27,696
 Salaries, wages
   and commissions              2,605        2,513        10,301
 Other                          8,041        6,938         6,732
 Restructuring costs            6,925        7,857         3,896
 Current debt maturities            -          292         1,955
                              -------       -------      -------
  Total current liabilities   130,336      131,101       111,270

Long-term debt                 99,415       25,111        26,438

Accrued royalties               4,291        2,870         2,935

Other liabilities              11,593        9,436         9,413

Accrued postretirement
   benefits                    24,550       23,286        23,948


Stockholders' equity:
Preferred stock, $1 par value:
  500,000 shares authorized:
  none issued                       -            -            -
Common stock, $1 par value
  70,000,000 shares authorized
  14,758,726 shares issued      14,759      14,759        14,759

Capital in excess of
  par value                     28,272      23,311        30,612
Retained earnings              215,926     175,221       211,222
                               -------     -------       -------
                               258,957     213,291       256,593

Unamortized value of
  restricted stock                   -        (220)            -

Benefits trust assets,
  at market value              (29,052)    (26,903)      (31,144)


Common shares held in
  treasury, at cost
  (250,685 shares at June 30,
  1994, 291,495 at June 30,
  1993 and 232,459 at
  December 31, 1993)           ( 3,137)     (1,821)       (1,367)
                                ------     -------       -------
 Total stockholders' equity    226,768     184,347       224,082
                               -------     -------       -------
                             $ 496,953   $ 376,151     $ 398,086
                               =======     =======       =======



See accompanying notes to unaudited
consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE MONTHS ENDED JUNE 30, 1994, and 1993
(Unaudited, in thousands except per share amounts)

                                          1994            1993
                                        ------          ------
Net sales by industry segment:
  Educational publishing:
    School                           $  83,597       $  86,291
    College                             12,537          11,997
                                        ------         -------
                                        96,134          98,288

  General publishing                    21,007          22,916
                                       -------         -------
                                       117,141         121,204
Costs and expenses:
  Cost of sales                         55,666          59,708
  Selling and administrative            45,678          43,007
  Special charges                            -          10,560
                                       -------         -------
                                       101,344         113,275
                                       -------         -------
Operating income                        15,797           7,929

Other income (expense):
  Equity in earnings of
    InfoSoft International, Inc.           322               -
  Interest income                          133             128
  Interest expense                      (2,233)           (886)
                                       -------         -------
                                        (1,778)           (758)
Income before taxes and
  extraordinary item                    14,019           7,171

Income tax provision                     5,319           2,689
                                       -------         -------
Income before
  extraordinary item                     8,700           4,482

Extraordinary item, net of taxes:
  Loss on early extinguishment
     of debt                                 -          (1,002)
                                       -------          ------

Net income                               8,700           3,480

Retained earnings at beginning
  of period                            210,206         174,571




Dividends declared ($.215 per share
  in 1994, $.205 per share in 1993)     (2,980)         (2,830)
                                      --------        --------
Retained earnings at end
  of period                          $ 215,926       $ 175,221
                                      ========        ========
Net income per share                     $0.63           $0.25
                                         =====           =====

Average number of common shares         13,853          13,805
                                        ======          ======

See accompanying notes to unaudited consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
SIX MONTHS ENDED JUNE 30, 1994, and 1993
(Unaudited, in thousands except per share amounts)

                                         1994         1993
                                     --------      -------
Net sales by industry segment:
  Educational publishing:
    School                         $  103,893    $ 106,144
    College                            22,217       22,523
                                     --------      -------
                                      126,110      128,667

  General publishing                   40,419       42,258
                                     --------      -------
                                      166,529      170,925

Costs and expenses:
  Cost of sales                        93,532       95,281
  Selling and administrative           82,776       80,669
  Special charges                       6,513       10,560
                                      -------      -------
                                      182,821      186,510
                                      -------      -------
Operating loss                        (16,292)     (15,585)

Other income (expense):
 Gain on sale of interest in
  Software Division                    36,212            -
 Equity in earnings of
  InfoSoft International, Inc.            571            -
Interest income                           659          487
Interest expense                       (3,311)      (1,816)
                                      -------       ------
                                       34,131       (1,329)
                                      -------       ------

Income (loss) before taxes and
  extraordinary item                   17,839      (16,914)

Income tax provision (benefit)          5,929       (6,463)
                                      -------       ------
Income (loss) before
  extraordinary item                   11,910      (10,451)

Extraordinary item, net of taxes
   Loss on early extinguishment
     of debt                           (1,239)      (1,002)
                                       ------       ------
Net income (loss)                      10,671      (11,453)

Retained earnings at beginning
  of period                           211,222      192,326

Dividends declared ($.43 per share
  in 1994, $.41 per share in 1993)     (5,967)      (5,652)
                                     --------      -------
Retained earnings at end
  of period                         $ 215,926    $ 175,221
                                     ========     ========
Net income (loss) per share             $0.77       $(0.83)
                                     ========     ========

Average number of common shares        13,868       13,788
                                      =======      =======



See accompanying notes to unaudited consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1994 AND 1993
(Unaudited, in thousands of dollars)
                                                1994       1993
                                              ------     ------
Cash flows from (used in)
  operating activities:
 Net income (loss)                          $ 10,671   $(11,453)
 Adjustments to reconcile
   net income (loss) to net cash
    used in operating activities:
      Gain on sale of interest in
        Software Division                    (36,212)         -
      Equity earnings in InfoSoft
        International, Inc.                     (571)         -
      Depreciation and amortization           17,348     15,549
      Loss on early extinguishment
        of debt, net                           1,239      1,002
                                              ------     ------
                                              (7,525)     5,098
Changes in operating assets and
  liabilities, net of acquisition
    and disposal:
      Accounts receivable                    (14,851)   (29,603)
      Inventories                                940    (28,887)
      Royalty advances                       (10,278)   (10,945)
      Accounts payable                        (5,493)    19,844
      Income taxes                               349     (9,021)
      Other, net                              (5,039)     4,250
      Salaries, wages and
        commissions                           (9,067)    (7,800)
                                              ------     ------
                                             (43,439)   (62,162)
                                              ------     ------
         Net cash used in
           operating activities              (50,964)   (57,064)
                                              ------     ------
Cash flows from (used in)
  investing activities:
    Acquisition of McDougal,
      net of cash acquired                  (130,342)         -
    Dividend received from
      InfoSoft International, Inc.            32,860          -
    Book plate expenditures                  (12,514)   (12,072)
    Property, plant, and equipment
      expenditures                            (3,700)    (7,885)
    Marketable securities                     17,507     28,964
    Sale of building and equipment                 -      1,020
                                             -------    -------
         Net cash from (used in)
           investing activities              (96,189)    10,027
                                              ------     ------
Cash flows from (used in)
  financing activities:
    Dividends paid on common stock            (5,967)    (5,652)
    Issuance of commercial paper              34,873     46,000
    Issuance of long-term debt                99,400          -
    Senior notes prepayment                  (26,960)   (26,511)
    Purchase of common stock                  (3,189)      (653)
    Exercise of stock options                    611      1,071
    Proceeds from rate lock                    1,404          -
    Capital lease payments                      (100)       (23)
                                             -------    -------
         Net cash from financing
           activities                        100,072     14,232
                                             -------    -------
Effect of exchange rate
  changes on cash                                  -        (30)
                                             -------     ------
Net decrease in cash and
  cash equivalents                           (47,081)   (32,835)

Cash and cash equivalents
  at beginning of year                        67,242     39,671
                                             -------     ------
Cash and cash equivalents at
  end of period                             $ 20,161   $  6,836
                                             =======     ======
Marketable securities at end
  of period                                 $    600   $      -
                                              ======     ======

See accompanying notes to unaudited consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS con't
SIX MONTHS ENDED JUNE 30, 1994 AND 1993
(Unaudited, in thousands of dollars)


                                              1994          1993
                                             -----        ------
Supplementary information:
 Income taxes paid                          $5,190       $ 2,622
 Interest paid                              $2,035       $ 1,909

















See accompanying notes to unaudited
consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION


(1) All normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim period have been included.

      The information contained in the interim financial statements should be read in conjunction with the Company's last Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.

      Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 1994 interim financial statements.

(2) The Company acquired McDougal, Littell & Company ("McDougal"), a leading publisher of high school and elementary textbooks on March 1, 1994. The total acquisition cost was approximately $140 million, of which $128 million was paid to the former stockholders, $10 million represents liabilities of McDougal paid out of corporate funds immediately prior to the acquisition, and $2 million represents other third party acquisition costs.

      The acquisition cost was initially financed through a combination of operating cash and $100 million in short-term bank debt. The short-term bank debt was repaid on April 5, 1994, with the proceeds from a $100 million public debt offering ("Notes"). The Notes are unsecured obligations which mature on April 1, 2004, and bear interest at 7.125%, payable semi-annually.

      The acquisition was accounted for as a purchase and the results of operations have been included in the consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The amounts eventually allocable to publishing rights and goodwill are

                      HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
                       -- Continued--

      currently shown as intangible assets in the consolidated condensed balance sheet. The intangible assets are currently being amortized on a straight-line basis over a period of approximately twenty years.

      The following summary, presented on a pro forma basis, combines the consolidated results of operations as if McDougal had been acquired as of January 1, 1993 and 1994. However, pro forma results for the six months ended June 30, 1994 and 1993 have been omitted. Due to the seasonal nature and differences in accounting policies of McDougal, restatement of operations for those periods would not provide a meaningful comparison.

                                     Three Months Ended
      (In millions, except           June 30,  June 30,
        per share amounts)               1994      1993
       ---------------------       --------------------
       Net sales                     $  117.1  $  139.4

       Income before
          extraordinary item         $    8.7   $   4.3

       Net income                    $    8.7   $   3.3

       Net income per share          $    .63   $   .24



      As a result of the limitations imposed with regard to the types of permitted pro forma adjustments, the Company believes that this unaudited pro forma information is not indicative of future results of operations, nor the results of historical operations had the acquisition of McDougal been consummated as of the assumed dates.

(3) In March 1994, the Company's former Software Division completed a public offering of 3,450,000 shares at an offering price of $15 per share. In connection with the public offering, the Company received a cash dividend of $32,860,000 from the successor company to the Software Division, InfoSoft International, Inc. ("InfoSoft"). The Company's ownership interest in InfoSoft after the offering was 40.1%.

      An after-tax gain of $22.8 million, or $1.65 per share, was recognized in connection with the InfoSoft public offering.
                                10
      The Company's recognition of earnings from its investment in InfoSoft is based upon the equity method of accounting. The equity earnings included in the Company's results of operations are based primarily upon the Software Division's historical results adjusted for the current business environment. Accordingly, differences between estimated equity income and actual InfoSoft earnings will be reflected in the subsequent quarter.

(4) The Company has incurred special charges of $6.5 million and $10.6 million for the six months ended June 30, 1994, and 1993, respectively. These charges relate primarily to corporate and divisional staff reductions and consolidation of owned or leased Company facilities.

(5) In March 1994, the Company completed the early redemption of $25 million of 8.78% Senior Notes scheduled to mature in March 1997. The refinancing cost of $1.2 million, or $.09 per share, was net of an income tax benefit of $.8 million. The Company financed the early redemption of the Senior Notes with operating cash and a portion of the net proceeds received in connection with the InfoSoft public offering. See Note 3.

      In June 1993, the Company reported a refinancing cost related to the early redemption of $25 million of 8.78%
      Senior Notes due December 1994, for an after-tax loss of $1.0 million, or $.07 per share.


(6) The Board of Directors, at its July 27, 1994, meeting, declared a quarterly dividend of $.215 per share, payable on August 24, 1994, to shareholders of record on August 10, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1994 versus Second Quarter 1993
- - -------------------------------------------------

Net sales for the second quarter ended June 30, 1994, were

$117.1 million, a decrease of 3% from the $121.2 million

reported for the second quarter 1993.  Net income was $8.7

million, or $.63 per share, compared with $3.5 million, or $.25 per share, after special charges and an extraordinary loss

recorded in 1993's second quarter.  Net income in the second quarter of 1993, before special charges and extraordinary loss was $11.1 million, or $.80 per share.


Net sales from the Company's educational publishing segment

declined by $2.2 million, or 2%, from last year's second

quarter. Net sales increases from newly acquired McDougal nearly offset sales shortfalls from other segment components.  School

Division sales, excluding McDougal, declined from 1993 by $20.5 million due largely to the expected reductions in the sale of elementary school reading products as well as increased

competition.  The education testing market continues to shift from norm-referenced standardized test to more customized

criterion-referenced tests.  This transition continues

to affect The Riverside Publishing Company, where

sales performance increased, but did not match prior period

sales gains.  Riverside has been preparing for this market shift for some time, developing its expertise in customizing tests and diversifying its business base to include more clinical and

guidance assessment products.  The College Division reported a 5%

second-quarter net sales gain.

General publishing segment net sales declined $1.9 million, or

8%, compared to the same period in 1993.  However, segment sales increased 5% from the second quarter 1993 when adjusted for the sales reported by the Company's former Software Division.  Trade

& Reference reported a 7% increase in net sales, primarily in adult and reference titles.


The Company's operating income for the second quarter was $15.8 million, compared to $18.5 million, before special charges, for the same period in 1993.  The decrease in earnings of $2.7

million is primarily attributed to the School Division's expected sales decline.  The ratio of cost of sales to net sales

decreased in the second quarter mainly as a result of the

addition of McDougal secondary titles, which carry a lower

cost of sales component.  Selling and administrative

expenses were $2.7 million higher in the second quarter of 1994 which included $5.5 million of McDougal operating expenses and

$1.5 million of intangible assets amortization.  Excluding the impact of McDougal, selling and administrative expenses would have decreased $4.4 million, or 10%, from the second quarter of

1993.


The special charges of $10.6 million recorded in the second

quarter of 1993 related to workforce reductions and facilities consolidations.  The after-tax cost of the special charges was

$6.6 million, or $.48 per share.  The extraordinary loss of $1.0 million, or $.07 per share, was incurred as a result of the

prepayment of $25 million of Senior Notes due in 1994.

Investment income was flat with last year's second quarter.

However, interest expense increased by approximately $1.3 million due to the increase in debt service requirements related to the outstanding commercial paper and 7.125% Notes issued in April

1994 to finance the McDougal acquisition.




Six Months Ended June 30, 1994 and 1993
- - ---------------------------------------

Net sales for the six months ended June 30, 1994, were $166.5 million, or 3% lower compared to the $170.9 from the same

period in 1993.  Educational publishing segment sales decreased

$2.6 million, or 2%, from the $128.7 million reported in 1993.

Net sales increases from newly acquired McDougal nearly offset sales shortfalls from other segment components.  School Division sales, excluding McDougal, declined from 1993 by $21 million,

due largely to the expected reductions in the sale of elementary school reading products as well as increased competition. The

Riverside Publishing Company's sales remained flat in 1994

compared to the same period in 1993 primarily due to the shifting marketplace noted in the second quarter discussion.  Net sales from the College Division were down by 1% from the same period of the prior year.


General publishing segment net sales decreased $1.8 million,

or 4%, to $40.4 million in 1994, primarily as a result of the sale of the Company's former Software Division. Adjusted for the revenues reported by the former Software Division, the segment's net sales increased by 6%.  Net sales reported by Trade &
                           14

Reference increased 8%, due to net sales gains in juvenile and adult.


The Company's operating loss for the six months ended June 30,

1994, before special charges, was $9.8 million, compared to $5.0 million in the same period of 1993. The $4.8 million increase in the operating loss is attributed to a decrease in the School

Division's sales, dilution from McDougal and a 91% decrease in earnings from the Company's former Software Division.  The ratio of cost of sales to net sales increased in the first half of 1994 as a result of higher manufacturing costs related to product mix and acquisition and integration expenses associated with

McDougal.  Selling and administrative expenses were higher in the first half of 1994 due to $7.9 million of incremental operating expenses and $2.0 million of intangible assets amortization

incurred with the addition of McDougal.   Excluding the impact of

the McDougal acquisition, selling and administrative expenses would have decreased $7.8 million, or 10%, from the first half of

1993.  The special charges of $6.5 million and $10.6 million incurred in the first half of 1994 and 1993, respectively, relate to the restructuring actions initiated in 1991 to streamline business operations.


Investment income increased $.2 million from 1993's first half due to a higher average cash balance available for investing compared to last year's first half.  Interest expense increased in 1994 due to the interest cost requirements of the commercial paper outstanding and the issuance of the 7.125% Notes due 2004 related to the McDougal acquisition.


The six months ended June 30, 1994, included an after-tax gain of

$22.8 million, or $1.65 per share, recognized in connection with the March 1, 1994, public offering of InfoSoft International,

Inc., the successor company to the former Software Division.

The extraordinary financing loss represents the cost incurred with the prepayment of $25 million of Senior Notes due in 1997.

The after-tax loss was $1.2 million, or $.09 per share.


The Company's effective tax rate for the first half of 1994 was

33% compared with 36% for the calendar year 1993.  The effective tax rate of 33% reflected the utilization of available tax

benefits due primarily to the pre-tax gain related to the

InfoSoft public offering.  The Company's effective tax

rate for 1994 is estimated at 39%.  The increase over the 1993 effective tax rate of 36% reflects tax law changes enacted in

1993 that became effective on January 1, 1994, and the

intangible asset amortization expense related to the McDougal acquisition.


On July 29, 1994, the Company's new K-6 mathematics program was not recommended for adoption by the California Curriculum

Commission.  Since the program's spring publication, it has

generated more than $6 million in orders, and its total 1994 sales are now expected to be well ahead of this year's budget target. Net income will be reduced by approximately $.40 per share in 1995, and lesser amounts thereafter, if the Company's elementary mathematics program is not adopted by the California

State Board of Education.





Liquidity and Capital Resources
- - ---------------------------------


The Company's total cash position (including marketable

securities) at June 30, 1994, was $20.8 million, compared with

$6.8 million at June 30, 1993.  The Company's total cash usage and seasonal liquidation of marketable securities in the first half of 1994 totaled $64.6 million.  This compared with $61.8 million for the first half of 1993.  The Company's $64.6 million net cash related outlays in the first half of 1994 included the

McDougal acquisition, redemption of Senior Notes due in 1997 less ten-year financing for the McDougal acquisition, including proceeds from a hedge of long-term interest rates, and the

pre-tax InfoSoft cash dividend.  The net cash requirement for these activities amounted to $23.6 million.  In 1993, a

prepayment of Senior Notes in the amount of $26.5 million was also included but this transaction was refinanced with

commercial paper.


Net cash required to fund operating activities decreased by $6.1 million, due primarily to reduced inventories, increased

collections of accounts receivable, partially offset by uses in other assets and liabilities. The combined book plate and fixed asset expenditures decreased $3.7 million in 1994. The decrease in fixed asset expenditures of $4.2 million is related primarily to the move and consolidation of facilities within the new Boston headquarters in June of 1993.


Net cash from financing activities, other than proceeds from the issuance of 7.125% Notes due 2004 and the prepayment of Senior

Notes, decreased $14.5 million in 1994.  The principal changes reflect a decrease in the issuance of commercial paper from

1993 to 1994, partially offset by increased purchases of the

Company's common stock.


The Company's available resources at June 30, 1994, plus funds expected to be generated from operating activities and available short-term borrowing facilities are believed to be sufficient to meet total cash requirements for the foreseeable future.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matter to a Vote of Security Holders

         At the Annual Stockholders' Meeting on April 27, 1994, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

         Proposal #1 - Election of Class II Directors for
                        a three year term:

                                    Number of Shares
                                 Voted For    Withheld
                                ----------   ---------

         Gail Deegan            13,698,703     36,338
         James O. Freedman      13,694,568     40,473
         Charles R. Longsworth  13,695,157     39,884
         Alfred L. McDougal     13,566,506    168,535



         The following directors continued their term in office: Joseph A. Baute, Nader F. Darehshori,
         Stephen O. Jaeger, Mary H. Lindsay, John F. Magee,
         Claudine B. Malone, George Putnam, Ralph Z. Sorenson, and DeRoy C. Thomas.


         Proposal #2 - Ratification of Ernst & Young as
                       independent auditors for the fiscal
                       year ended December 31, 1994.

                         For       - 13,683,822
                         Against   -     15,798
                         Abstained -     35,421

Item 6.  Exhibits and Reports on Form 8-K

         (b) Report on Form 8-K

             Registrant filed one report on Form 8-K dated
             April 12, 1994, reporting the Company's
             $100 million public debt offering.


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOUGHTON MIFFLIN COMPANY
                                     ------------------------
                                     Registrant

Dated:  August 11, 1994                 /S/ Stephen O. Jaeger
                                     ------------------------
                                     Stephen O. Jaeger
                                     Executive Vice President,
                                     Chief Financial Officer,
                                     and Treasurer

Dated:  August 11, 1994               /S/ Michael J. Lindgren
                                     ------------------------
                                     Michael J. Lindgren
                                     Divisional Vice President
                                     and Controller