Form 10-Q
period 1994-09-30
HOUGHTON MIFFLIN CO
filed 1994-11-14
CIK 48638

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                           FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from July 1, 1994 to September 30, 1994

  Commission file number                1-5406
                         ------------------------------

                 HOUGHTON MIFFLIN COMPANY
    ----------------------------------------------------
  (Exact name of registrant as specified in its charter)

  Massachusetts                          04-1456030
  ------------------------------         ----------------
  (State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)         Identification No.)

  222 Berkeley Street, Boston            02116 - 3754
  -----------------------------          ----------------
  (Address of principal                  (Zip Code)
  executive offices)
   617-351-5000
  ----------------------------------
    Registrant's telephone number, including area code
  Not applicable
  -----------------------------------
 (Former name, former address and former fiscal year,
                 if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

              X
  Yes ________________                 No __________________

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1994.


        Class                    Outstanding at October 31, 1994
        -----                    -------------------------------
  Common Stock, $1 par value          14,415,509
  Preferred Stock Purchase Rights     14,415,509

1 of 48
Exhibits Index Page 21


                    HOUGHTON MIFFLIN COMPANY

                               INDEX

                                                      Page No.

Part I. Financial Information

  Consolidated Condensed Balance Sheets
    September 30, 1994 and 1993 and December 31,1993... 3 - 4

  Consolidated Condensed Statements of Income
    and Retained Earnings   -- Three and Nine
    Months Ended September 30, 1994 and 1993.........   5 - 6

  Consolidated Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1994 and 1993....   7 - 8

  Notes to Unaudited Consolidated Condensed
    Financial Statements .........................     9 - 12

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations.............. 13 - 20



Part II.  Other Information

  Item 4. Submission of Matter to a Vote of
          Security Holders...........................      21

  Item 6. Exhibits and Reports on Form 8-K...........      21

          Signatures.................................      21













                     HOUGHTON MIFFLIN COMPANY
              CONSOLIDATED CONDENSED BALANCE SHEETS
        SEPTEMBER 30, 1994 and 1993 and DECEMBER 31, 1993
                          (In thousands)

                            ASSETS
                            ------
                        September 30   September 30   December 31
                            1994           1993          1993
                          -------       --------     -----------
                         (Unaudited)   (Unaudited)
Current assets:
 Cash and cash
   equivalents             $ 12,699     $  36,576    $   67,242
 Marketable securities,
   at cost, which
    approximates market       1,131         3,750        18,107
                             ------         -----        ------
                             13,830        40,326        85,349

 Accounts receivable        215,037       186,137       116,814
   Less allowance for
   book returns              11,635        13,467        12,325
                            -------       -------       -------
                            203,402       172,670       104,489
 Inventories:
   Finished goods            57,929        60,105        56,479
   Work-in-process            3,919         9,365         4,875
   Raw materials              2,569         3,147         2,647
                            -------        ------        ------
                             64,417        72,617        64,001

 Prepaid income taxes
   and expenses              16,272        16,132        14,010
                            -------       -------       -------
   Total current assets     297,921       301,745       267,849

 Property, plant and
  equipment and book plates
  (net of accumulated
  depreciation and amort-
  ization of $99,940 in
  1994, $100,095 in 1993
  and $88,139 at
  December 31, 1993)          66,782       63,409        66,170

 McDougal intangible
   assets, net               108,810            -             -


 Other assets, net            76,961       63,646        64,067
                             -------     ---------      --------
                            $550,474     $ 428,800     $ 398,086
                            ========     =========      ========

See accompanying notes to unaudited
consolidated condensed financial statements.


HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1994 and 1993, and DECEMBER 31, 1993
(In thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
                          September 30  September 30  December 31
                              1994          1993          1993
                            --------      --------    -----------
                           (Unaudited)   (Unaudited)
Current liabilities:
 Accounts payable           $ 48,013     $  43,473    $  33,622
 Short-term borrowings        14,980        25,000       24,605
 Federal and state
   income taxes               21,961        18,930        2,463
 Royalties                    28,077        27,801       27,696
 Salaries, wages
   and commissions            11,762         9,803       10,301
 Other                        14,583        10,320        6,732
 Restructuring costs           3,458         6,195        3,896
 Current debt maturities           -           173        1,955
                             -------       -------      -------
  Total current liabilities  142,834       141,695      111,270

Long-term debt                99,430        25,000       26,438

Accrued royalties              3,981         3,136        2,935

Other liabilities             12,421        10,170        9,413

Accrued postretirement
   benefits                   24,775        23,668       23,948

Stock repurchase
  commitment                   7,600             -            -


Stockholders' equity:
Preferred stock, $1 par value:
  500,000 shares authorized:
  none issued                      -              -           -
Common stock, $1 par value
  70,000,000 shares authorized
  14,758,726 shares issued    14,759         14,759      14,759

Capital in excess of
  par value                   19,673         26,921      30,612
Retained earnings            258,994        213,918     211,222
                             -------        -------     -------
                             293,426        255,598     256,593

Benefits trust assets,
  at market value            (27,119)       (28,984)    (31,144)


Common shares held in
  treasury, at cost
  (348,538 shares at September 30,
  1994, 247,649 at September 30,
  1993 and 232,459 at
  December 31, 1993)         ( 6,874)        (1,483)     (1,367)
                             -------        -------     -------
 Total stockholders' equity  259,433        225,131     224,082
                             -------       --------     -------
                           $ 550,474      $ 428,800   $ 398,086
                             =======        =======     =======






See accompanying notes to unaudited
consolidated condensed financial statements.



HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
THREE MONTHS ENDED SEPTEMBER 30, 1994, and 1993
(Unaudited, in thousands except per share amounts)

                                        1994            1993
                                        ----            ----
Net sales by industry segment:
 Educational publishing:
  School                             $ 163,250       $ 132,738
  College                               35,755          40,229
                                       -------         -------
                                       199,005         172,967

 General publishing                     31,299          35,543
                                       -------         -------
                                       230,304         208,510
Costs and expenses:
 Cost of sales                          88,819          88,284
 Selling and administrative             60,472          53,882
                                       -------         -------
                                       149,291         142,166
                                       -------         -------

Operating income                        81,013          66,344

Other income (expense):
 Equity in earnings of
   InfoSoft International, Inc.            650               -
 Interest expense                       (2,353)           (831)
                                       --------        --------
                                        (1,703)           (831)

Income before taxes                     79,310          65,513

Income tax provision                    31,737          23,969
                                       -------        --------

Net income                              47,573          41,554

Retained earnings at beginning
  of period                            215,926         175,221

Valuation allowance on
  noncurrent marketable equity
     securities                         (1,543)              -

Dividends declared ($.215 per share
  in 1994, $.205 per share in 1993)     (2,962)         (2,847)
                                       --------       --------





Retained earnings at end
  of period                           $ 258,994       $ 213,918
                                       ========        ========
Net income per share                      $3.45           $3.00
                                          =====           =====
Average number of
  common shares                          13,789          13,846
                                        ========        ========

See accompanying notes to unaudited consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
NINE MONTHS ENDED SEPTEMBER 30, 1994, and 1993
(Unaudited, in thousands except per share amounts)

                                        1994          1993
                                        ----          ----
Net sales by industry segment:
 Educational publishing:
  School                          $   267,143    $ 238,882
  College                              57,972       62,752
                                      -------      -------
                                      325,115      301,634

 General publishing                    71,718       77,801
                                      -------      -------
                                      396,833      379,435

Costs and expenses:
 Cost of sales                        182,351      183,565
 Selling and administrative           143,248      134,552
 Special charges                        6,513       10,560
                                      -------      -------
                                      332,112      328,677
                                      -------      -------
Operating income                       64,721       50,758

Other income (expense):
 Gain on sale of interest in
  Software Division                    36,212            -
 Equity in earnings of
  InfoSoft International, Inc.          1,221            -
  Net interest expense                 (5,005)      (2,160)
                                       ------       ------
                                       32,428       (2,160)
                                     --------      -------



Income before taxes and
  extraordinary item                   97,149      48,598

Income tax provision                   37,666      17,505
                                      -------      ------
Income before
  extraordinary item                   59,483      31,093

Extraordinary item, net of taxes
   Loss on early extinguishment
     of debt                           (1,239)     (1,002)
                                      --------    -------
Net income                             58,244      30,091

Retained earnings at beginning
  of period                           211,222     192,326

Valuation allowance on
  noncurrent marketable equity
    securities                         (1,543)          -

Dividends declared ($.645 per share
  in 1994, $.615 per share in 1993)    (8,929)     (8,499)
                                     --------     -------
Retained earnings at end
  of period                         $ 258,994   $ 213,918
                                     ========     =======
Net income (loss) per share            $ 4.21       $2.18
                                     ========   =========

Average number of common shares        13,838      13,809
                                     ========   =========



See accompanying notes to unaudited consolidated condensed financial statements.




HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
(Unaudited, in thousands of dollars)
                                                1994       1993
                                                ----       ----
Cash flows from (used in)
  operating activities:
 Net income                                $ 58,244    $ 30,091
 Adjustments to reconcile
   net income to net cash
    used in operating activities:
      Gain on sale of interest in
        Software Division                   (36,212)          -
      Equity earnings in InfoSoft
        International, Inc.                  (1,221)          -
      Depreciation and amortization          34,997      32,562
      Loss on early extinguishment
        of debt, net of taxes                 1,239       1,002
                                              ------     ------
                                             57,047      63,655
Changes in operating assets and
  liabilities:
  Accounts receivable                       (99,363)    (85,803)
  Inventories                                13,965     (11,070)
  Royalty advances, net                       1,078         508
  Accounts payable                            9,695      15,496
  Income taxes                               20,064      14,057
  Salaries, wages and commissions                89        (510)
  Other, net                                  3,464      11,096
                                            -------     -------
                                            (51,008)    (56,226)
                                            --------    -------
  Net cash from operating
   activities                                 6,039       7,429
                                            -------     -------
Cash flows from (used in)
  investing activities:
 Acquisition of McDougal,
  net of cash acquired                     (130,342)         -
 Dividend received from InfoSoft
  International, Inc.                        32,860          -
 Book plate expenditures                    (18,100)    (18,440)
 Property, plant, and equipment
  expenditures                               (5,567)     (9,282)
 Marketable securities                       16,976      25,214
 Sale of building and equipment                   -       1,020
                                            -------    --------






  Net cash used in
    investing activities                   (104,173)     (1,488)
                                           --------     -------


Cash flows from (used in)
 financing activities:
 Dividends on common stock                   (8,929)     (8,499)
 Issuance (repayment) of commercial paper    (9,625)     25,000
 Issuance of long-term debt                  99,415           -
 Senior notes prepayment                    (26,960)    (26,511)
 Purchase of common stock                   (12,923)       (653)
 Exercise of stock options                      779       1,865
 Proceeds from rate lock                      1,404           -
 Put option proceeds                            430           -
 Capital lease payments                           -        (208)
                                            -------    --------
   Net cash from financing
     activities                              43,591      (9,006)
                                           ---------   --------
Effect of exchange rate
  changes on cash                                 -         (30)
                                            --------    -------
Net decrease in cash and
  cash equivalents                          (54,543)     (3,095)

Cash and cash equivalents
  at beginning of year                       67,242      39,671
                                            --------    -------
Cash and cash equivalents at
  end of period                              12,699      36,576
Marketable securities at end
  of period                                   1,131       3,750
                                            --------    -------
                                           $ 13,830    $ 40,326
                                            =======      ======


See accompanying notes to unaudited consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS con't
NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
(Unaudited, in thousands of dollars)


                                              1994          1993
                                             -----        ------
Supplementary information:
 Income taxes paid                          $17,192      $ 3,418
 Interest paid                              $ 2,753      $ 2,316





See accompanying notes to unaudited
consolidated condensed financial statements.








HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION

(1) All normal and recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results for the interim period have been included.

      The information contained in the interim financial statements should be read in conjunction with the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

(2) The Company acquired McDougal, Littell & Company ("McDougal"), a leading publisher of high school and elementary textbooks on March 1, 1994. The total acquisition cost was $140 million, of which $128 million was paid to the former stockholders, $10 million represents liabilities of McDougal paid out of corporate funds immediately prior to the acquisition, and $2 million represents other third party acquisition costs.

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

      The following summary, presented on a pro forma basis, combines the consolidated results of operations as if McDougal had been acquired as of January 1, 1993. Pro forma adjustments reflecting anticipated efficiencies in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the type of permitted pro forma adjustments, the Company believes that this unaudited pro forma consolidated information is not indicative of future results of operations, nor the results of historical operations had the acquisition of McDougal, Littell and Company been consummated as of the assumed date.



                                        (Unaudited)
                                    Three Months Ended
      (In millions, except             September 30,
        per share amounts)             1994         1993
       ---------------------       ---------------------
       Net sales                    $ 230.3      $ 243.2

       Net income                   $  47.6      $  50.2
       Net income per share         $  3.45      $  3.63


                                        (Unaudited)
                                     Nine Months Ended
      (In millions, except             September 30,
        per share amounts)             1994         1993
       ---------------------      ----------------------
       Net sales                    $ 398.6      $ 435.2

       Income before
          extraordinary item        $  53.5      $  33.2

       Net income                   $  52.3      $  32.2

       Net income per share         $  3.78      $  2.32



HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
                       -- Continued--



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

(4) The Company has incurred pre-tax special charges of $6.5 million and $10.6 million for the nine months ended
      September 30, 1994, and 1993, respectively. These charges relate primarily to corporate and divisional staff reductions and the consolidation of Company owned and leased facilities.

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


HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
   -- Continued--


(6) In August 1994, the Company sold put options on 200,000 shares of its common stock. The put options are exercisable in August 1995 at a price of $38.00 per share. The total exercise price of $7.6 million has been reflected in the Company's financial statements as a liability with the offset as a reduction of capital in excess of par value. The proceeds from the issuance of the put options have been included in capital in excess of par value.

(7) The Board of Directors, at its October 26, 1994 meeting, increased the quarterly dividend to $.225 per share from $.215 per share. The quarterly dividend is payable on November 23, 1994 to shareholders of record on November 9, 1994.































MANAGEMENT'S DISCUSSION AND ANALYSIS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 1994 versus Third Quarter 1993
- - -------------------------------------------------

Net sales for the third quarter ended September 30, 1994, were $230.3 million, an increase of $21.8 million, or 10.5%, from the third quarter of 1993. Net income was $47.6 million, or $3.45 per share, compared with $41.5 million, or $3.00 per share, for a 14.5% increase from the same period in 1993.

Net sales from the Company's educational publishing segment increased by $26.0 million, or 15.1%, from last year's third quarter. Net sales increases from McDougal, acquired on March 1, 1994, more than offset sales decreases in other educational publishing segment components. School Division sales, exclusive of McDougal, decreased 7.4%, or $8.7 million, from last year's third quarter mainly due to the existence of significant state adoption opportunities in 1993 for elementary school reading products. The decrease in School Division revenues was partially offset by the open-territory sales for reading and the Company's new elementary school mathematics program. The Riverside Publishing Company ("Riverside") reported a sales increase of 6.3% over the same period in 1993. The educational testing market continues its shift from norm-referenced standardized tests to customized

13
criterion-referenced tests. The transition continues to affect Riverside as it develops its expertise in criterion-referenced tests and its diversification of its product base to include more clinical and guidance assessment products. The College Division, which continues to operate in a difficult industry, reported an 11% decrease in net sales from the third quarter of 1993 primarily due to 1993's favorable returns experience.

The general publishing segment's net sales decreased $4.2 million, or 11.9%, from the same quarter in 1993. However, segment sales were flat in comparison to the third quarter of 1993 when adjusted for the sales reported by the Company's former Software Division.

Operating income for the quarter was $81.0 million, a 22.1% increase over last year's $66.3 million. Third quarter cost of sales were flat with the third quarter of 1993. Total cost of sales as a percentage of sales declined to 38.6% from 42.3% in 1993's third quarter reflecting lower manufacturing costs and sales product mix. Selling and administrative costs were $6.6 million higher than the prior year's third quarter. McDougal added $6.8 million in costs and $1.5 million of intangible asset amortization to selling and administrative expenses. Net interest expense increased by $1.5 million primarily due to the debt service requirements related to the April 1994 issuance of

14
$100 million of 7.125% Notes to finance the McDougal acquisition.


Nine Months Ended September 30, 1994 and 1993
- - ---------------------------------------------
Net sales for the nine months ended September 30, 1994 rose $17.4 million, or 4.6%, to $398.8 from 1993's $379.4 million.
Net income was $58.2 million, or $4.21 per share, from the $30.1 million, or $2.18 per share, reported for the nine months ended September 30, 1993. Net income for 1994 was $40.7 million, or $2.94 per share, after pro forma adjustment for special income and expense items, and an extraordinary financing loss. This compared with $37.7 million, or $2.73 per share in 1993, after pro forma adjustment for special charges and an extraordinary financing loss.

Special items reported in the first nine months of 1994 included a $22.8 million, or $1.65 per share, after-tax gain recognized in connection with the public offering of the Company's former Software Division, charges of $4.0 million, or $.29 per share, for the completion of the restructuring actions initiated in 1991, and $1.2 million, or $.09 per share, for the prepayment costs related to the early retirement of $25 million of long-term debt. In the first nine months of 1993, after-tax special charges of $6.6 million, or $.48 per share, and costs of $1.0 million, or $.07 per share, for the early debt retirement

15
of $25 million of senior notes due in 1994 were reported. Educational publishing segment sales increased by $23.5 million, or 7.8%, in the first nine months compared to the same period in 1993. The 1994 revenue contribution from McDougal was $58 million. School Division sales, exclusive of McDougal, decreased by 15.1%, or $29.9 million, from 1993. The decrease is predominantly due to the elementary reading state adoption opportunities which were present in 1993. Riverside's sales were relatively flat compared to the same period in 1993 primarily due to changes taking place in the educational testing market, as previously discussed. Net sales for the College Division, which continues to operate in a difficult industry, were down by 7.6% from the comparable period in 1993, principally due to 1993's favorable returns experience.

The general publishing segment sales decreased $6.1 million, or 7.8%, from the same period in 1993. Adjusted for the disposition of the Software Division in the first quarter, same segment sales were up $1.8 million, or 2.7%, in the first nine months of 1994. The sales gains were realized in the juvenile and guide titles.

Operating income after special charges was $64.7 million, an increase of approximately $14.0 million, or 27.5%, over last year's $50.8 million. Cost of sales were down slightly from the same nine-month period in 1993. Selling and administrative 16 expenses increased by $8.7 million from 1993 to 1994. The incremental costs from McDougal totaled $14.7 million before intangible asset amortization of $3.6 million. Excluding the effect of McDougal, total Company selling and administrative expenses would have declined approximately $6.0 million, or 4.4%, from the nine-months ended September 30, 1993. This decrease is due in large part to the restructuring actions taken in 1994 and prior years. The pre-tax special charges of $6.5 million and $10.6 million incurred in the first quarter of 1994 and the second quarter of 1993, respectively, relate to the restructuring actions initiated in 1991. Net interest expense increased $2.8 million in 1994 primarily due to the debt service requirement of the $100 million of 7.125% Notes issued in April 1994.

The Company's effective tax rate for the first nine months of 1994 was approximately 39% compared with 36% for the calendar year 1993. The Company's effective tax rate for 1994 is estimated at 39%. The increase over the 1993 effective tax rate of 36% reflects the impact of federal tax law changes enacted in 1993 which became effective on January 1, 1994, and the intangible asset amortization expense related to the McDougal acquisition.

The Company reported in July 1994 that the California Curriculum Commission had not recommended the new K-6 mathematics program 17 for state wide adoption. On October 14, 1994, the California State Board of Education voted to add the Company's K-6 mathematics program to the list of programs adopted for 1995.

Liquidity and Capital Resources
- - ----------------------------------
The Company's total cash position including marketable securities at September 30, 1994, was $13.8 million, compared with $40.3 million at September 30, 1993. The Company's total short-term and long-term borrowing position at September 30, 1994 was $114.4 million, compared with $50.2 million at September 30, 1993. The Company issued $100 million ($99.4 discounted value) of long-term debt in connection with the McDougal acquisition and repaid $35.2 million of short and long-term debt since September 30, 1993. Cash flow from operations was $6.0 million, compared to $7.4 million from 1993.

In March 1994, the Company acquired McDougal, Littell & Company, a leading publisher of educational products, for $130.3 million in net cash, including investment advisory and other third party costs. The total acquisition cost was financed through a combination of existing cash balances and a public debt offering of $100 million of 7.125% notes due 2004.

The Company's former Software Division successfully completed a

18
public offering in March 1994. In connection with the public offering, the Company received a pre-tax cash dividend of $32.8 million from the successor company, InfoSoft International, Inc.

In March 1994, the Company prepaid $25 million of 8.78% senior notes due March 1997. The funds used to prepay this obligation were derived from a combination of the InfoSoft International, Inc. dividend and operating cash. In June 1993, the Company redeemed $25 million of 8.78% senior notes due December 1994. The proceeds from issued commercial paper were used to prepay these senior notes.

Capital expenditures for the nine months ended September 30, 1994 were $23.7 million. This represents a decrease of $4.1 million from the same period in 1993. The decrease in fixed asset expenditures is related primarily to the 1993 relocation and consolidation of facilities to the Company's new Boston headquarters.

During 1994, the Company used approximately $12.9 million to purchase 319,000 shares of common stock in the open market. In August 1994, it was announced that senior management and members of the Board of Directors purchased shares of common stock from the Company equivalent to approximately 1% of the Company's current outstanding shares. These purchases were made pursuant to separate plans designed to increase share ownership levels. 19
The Company's available resources at September 30, 1994, plus funds expected to be generated from operating activities and available short-term borrowing facilities are believed to be sufficient to meet total cash requirements for the foreseeable future.




















20

PART II.  OTHER INFORMATION


Item 4.  Submission of Matter to a Vote of Security Holders

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit No. 10 (iii) (A), 1994 Executive Stock
             Purchase Plan , pages 22 - 29;

             Exhibit No. 10 (iii) (A), Form of Option Grant and Exercise Agreement, pages 30 - 33;

             Exhibit No. 10 (iii) (A), Non-Employee Directors
             Stock Purchase Plan pages 34 - 40;

             Exhibit No. 10 (iii) (A), Forms of Stock Purchase
             Agreement, pages 41 - 47;

             Exhibit 27, Financial Data Schedules

         (b) Report on Form 8-K

             None.


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOUGHTON MIFFLIN COMPANY
                                     ------------------------
                                     Registrant

Dated:  November 11, 1994            /S/ Stephen O. Jaeger
                                     ------------------------
                                     Stephen O. Jaeger
                                     Executive Vice President,
                                     Chief Financial Officer, and
                                     Treasurer

Dated:  November 11, 1994            /S/ Michael J. Lindgren
                                     ------------------------
                                     Michael J. Lindgren
                                     Vice President
                                     and Controller

21