Form 10-K
period 1994-12-31
HOUGHTON MIFFLIN CO
filed 1995-03-22
CIK 48638

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  December 31, 1994
                          ---------------------------------------------------

Commission file number                          1-5406
                       ------------------------------------------------------


                           HOUGHTON MIFFLIN COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Massachusetts                                   04-1456030
- --------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    222 Berkeley St., Boston                            02116-3764
- --------------------------------          ------------------------------------
(Address of principal executive                         (Zip Code)
offices)


Registrant's telephone number,                       (617)  351-5000
including area code                       ------------------------------------


Securities registered pursuant
to Section 12(b) of the Act:
                                                Name of each exchange on
      Title of each class                           which registered
- --------------------------------          ------------------------------------
Common Stock, $1 par value                      New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to                         None
Section 12(g) of the Act:                 ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           -----

The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $593,167,198 as of February 28, 1995.

The registrant had outstanding 14,444,586 shares of common stock (exclusive of Treasury shares) and 14,444,586 Preferred Stock Purchase Rights as of February 28, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1995 Annual Meeting of Stockholders are incorporated into Part III.

                                    1 of 69
                          Exhibit Index Pages 59 - 61

                           HOUGHTON MIFFLIN COMPANY
                               TABLE OF CONTENTS
                                   FORM 10-K


Part I


      Item 1.   Business                                                              pages    3 - 5

      Item 2.   Properties                                                            pages    6 - 7

      Item 3.   Legal Proceedings                                                     page         8

      Item 4.   Submission of Matters to a Vote of Security Holders                   pages  8  - 10


Part II


      Item 5.   Market for the Company's Common
                Stock and Related Stockholder Matters                                 page        11

      Item 6.   Selected Financial Data                                               page        12

      Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   pages  13 - 23

      Item 8.   Consolidated Financial Statements and
                Supplementary Data                                                    page        24

      Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                                page        57


Part III

      Item 10.  Directors and Executive Officers of the Company                       page        57

      Item 11.  Executive Compensation                                                page        57

      Item 12.  Security Ownership of Certain Beneficial Owners and
                Management                                                            page        57

      Item 13.  Certain Relationships and Related Transactions                        page        57


Part IV

      Item 14.  Exhibits, Financial Statements and Schedule, and Reports on Form
                8-K

                Index to Consolidated Financial Statements and Financial Schedules    page        57

                Financial Statement Schedule                                          page        58

                Index to Exhibits                                                     pages  59 - 61

                Signatures                                                            page        69

                                    PART I


ITEM 1.      BUSINESS
- -------      --------

    (a)      General development of business
             -------------------------------

             Houghton Mifflin Company (the "Company") was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. The Company has two significant subsidiaries: McDougal Littell Inc., Evanston, Illinois, publishes educational materials for the secondary school market; and The Riverside Publishing Company, Chicago, Illinois, publishes assessment materials for the educational and clinical testing markets. The Company's principal business is publishing, and its operations are classified into two industry segments: (1) textbooks and other educational materials and services for the school and college markets and (2) general publishing, including fiction, nonfiction, children's books, and dictionary and reference materials in a variety of formats and media. In this description of the Company's business, all subsidiaries are treated as part of the Company.

             In March 1994, the Company recorded special charges related to corporate and divisional staff reductions and the consolidation of Company leased facilities.

             In March 1994, the Company's former Software Division successfully completed a public offering. The Company's equity interest in the successor company, InfoSoft International, Inc. ("InfoSoft") is approximately 40%.

             In March 1994, the Company completed the acquisition of McDougal, Littell & Company, a leading secondary school textbook publisher. The $130.3 million net cash cost was financed through a combination of debt and operating cash. The acquisition has been accounted for as a purchase and, accordingly, the operating results from the date of acquisition have been included in the educational publishing segment of the Company's consolidated financial statements.


    (b)      Financial information about industry segments
             ---------------------------------------------

             Financial information about the Company's industry segments is set forth in Note 16 to the Consolidated Financial Statements (Part II,
             Item 8) under the heading "Segment Information" on page 55 herein, and in the schedule "Five-Year Financial Summary" on page 12 herein.


    (c)      Narrative description of business
             ---------------------------------

             For the Company, the business of publishing is the shaping of ideas, information, and instructional methods into various media that satisfy the lifelong needs of people to learn, gain proficiency, and be entertained. The Company seeks out, selects, and generates worthwhile concepts and then enhances their value and accessibility through creative development, design, production (performed by outside suppliers), marketing, sales, and distribution. While the Company's works have been published principally in the form of printed materials, many programs or works are published in other formats. These include CD-ROM, computer software, laser discs, and other multi-media products.

             Textbooks and other educational materials and services
             ------------------------------------------------------

             Classified in this industry segment are textbooks, materials for measuring achievement and aptitude, clinical/special needs assessment testing products, computer-assisted as well as computer-managed instructional programs on all educational levels, new computer tools and operating systems for the college market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets in this segment are elementary and secondary schools and two- and four-year colleges. Major corporate distribution and/or sales offices exist in Illinois and Texas. The Company is required by certain states to use state textbook depositories for the distribution of educational materials. Textbooks and materials for the elementary market are sold by the School Division while sales for the high school market are made by McDougal Littell Inc. The School Division, McDougal Littell Inc., and the College Division have their own sales forces, as does The Riverside Publishing Company.


             General publishing
             ------------------

             Classified in this industry segment are trade books of fiction and nonfiction for adults and children, dictionaries and other reference works; and a new line of multimedia products for the consumer market, which will include children, reference and adult hobby titles. The principal markets for trade books and reference works in this segment are retail stores. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. In addition, book reprint rights are sold to paperback publishers, book clubs, and publishers in the U.S. and internationally, and reference and dictionary materials are sold to schools, colleges, office supply distributors, and businesses. Major corporate distribution and/or sales offices are maintained in Massachusetts and New York. The Trade & Reference Division's publications are sold by its own sales force, as well as the Company's other divisional sales forces, commission agents, and wholesalers. On March 8, 1994, the Company transferred the assets, businesses and employees of its Software Division to InfoSoft International Inc., a newly formed company which completed a public stock offering on March 8, 1994. The Company has retained an equity interest in InfoSoft of approximately 40%. On January 5, 1995, the Company announced that it was outsourcing its trade distribution operations to Publishers Resources Inc., beginning June 1, 1995, and intended to close its Burlington, Massachusetts office and warehouse facility.

             Company business as a whole
             ---------------------------

             The availability of printing and binding capacity and raw materials continued at satisfactory levels throughout the year. However, the availability of adequate high quality paper supplies has tightened. Although the Company believes it has sufficient contractual coverage for most paper grade requirements, the overall cost of paper is expected to increase significantly in 1995. The Company is not dependent upon any one supplier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on page 13 herein.

             As is typical of publishers selling predominately to schools and colleges, sales are seasonal. Third-quarter results are material to full-year performance. In recent years the Company has realized more than 40 percent of its net sales and substantially all of its net income during the third quarter. The acquisition of McDougal, Littell & Company has not changed the seasonal nature of the Company's net sales. See "Summary of Quarterly Results of Operations (unaudited)" for the two-year period ended December 31, 1994, set forth on page 56 herein.

             Sales of educational materials are cyclical as a result of purchasing patterns that are based on both the academic year and the textbook adoption process. Approximately one-half of the United States school population adopts new elementary and secondary school textbooks on a statewide basis for a particular subject every five to seven years. Although 1994 did not offer an increase in the number of states adopting elementary and secondary school programs, the textbook development spending increased in 1994 in anticipation of sales opportunities for 1995 and 1996. The loss of a single customer or a few customers would not have a materially adverse effect on the business of the Company, but as discussed above, the timing of adoption opportunities may affect year-to-year revenue performance.

             The Company's products are sold in highly competitive markets. In the elementary and high school field, the Company competes with approximately 30 other publishers; in the college book market with approximately 25 other publishers; in the general book market with approximately 200 other publishers of which 20 are significant; in the children's book market with approximately 50 other publishers; and in the markets for its reference and dictionary works with approximately 10 other publishers. The major competitive factors in the industry are believed to be quality of product and customer service. The periodic consolidation within the publishing industry continued during the fiscal year as a number of publication lists and some publishing units were purchased by other companies.

             On December 31, 1994, the Company employed approximately 2,023 people. Included are approximately 83 members of a collective bargaining unit. These employees will leave the Company in connection with the outsourcing of trade distribution operations as discussed in "General Publishing."

             The Company anticipates no substantial expenditures for compliance with environmental laws or regulations.


    (d)      Financial information about foreign and export sales
             ----------------------------------------------------

             Operations in foreign countries were substantially reduced in 1992 with the sale of the Gollancz publishing and distribution businesses in the United Kingdom and school publications of the Company's Canadian subsidiary. Export sales are not at present significant to either of the Company's two business segments.

ITEM 2.      PROPERTIES
- -------      ----------

             The Company's principal executive office is currently located at 222 Berkeley Street, Boston, Massachusetts.

             The following table describes the approximate building areas and principal uses of the significant operating properties of the Company and its subsidiaries at December 31, 1994. The Company believes that its owned and leased properties are suitable and adequate for its present and anticipated business needs, satisfactory for the uses to which each is put, and in general fully utilized.

                         APPROXIMATE AREA       PRINCIPAL USE         SEGMENT USED
LOCATION                  IN SQUARE FEET          OF SPACE                 BY
- --------                 ----------------       -------------         ------------

OWNED PREMISES
- --------------

Geneva, Illinois             486,000            Offices &             Textbooks and other
                                                warehouse             educational materials
                                                                      and services

Burlington,                  241,000            Offices &             (1) General publishing and
Massachusetts                                   warehouse             (2) Corporate support


Palo Alto, California         18,000            Offices               Textbooks and other
                                                                      educational
                                                                      materials
                                                                      sales office

LEASED PREMISES
- ---------------
Boston, Massachusetts
222 Berkeley Street          246,000            Executive &           (1) Textbooks and other
                                                business offices      educational materials and
                                                                      services, (2) General
                                                                      publishing, and
                                                                      (3) Corporate headquarters

Dallas, Texas                 70,000            Offices &             Textbooks and other
                                                warehouse             educational materials and
                                                                      services

Chicago, Illinois             53,000            Offices               Textbooks and other
                                                                      educational materials
                                                                      and services

Evanston, Illinois            48,000            Offices               Textbooks and other
                                                                      educational materials
                                                                      sales office

                         APPROXIMATE AREA       PRINCIPAL USE         SEGMENT USED
LOCATION                  IN SQUARE FEET          OF SPACE                 BY
- ---------                ----------------       -------------         ------------

Atlanta, Georgia             31,000             Offices &             Textbooks and other
                                                warehouse             educational materials
                                                                      sales office

New York, New York           30,000             Offices               General publishing



Princeton, New Jersey         5,700             Offices               Textbooks and other
                                                                      educational materials
                                                                      sales office

The years of expiration on leased premises are as follows:

222 Berkeley, Boston             2007
Dallas, Texas                    2005
Chicago, Illinois                1996
Evanston, Illinois               2004
Atlanta, Georgia                 1999
New York, New York               2004
Princeton, New Jersey            1999


Idle facilities held for sale:


St. Charles, Illinois    120,000 sq. ft.        Formerly used as office and
                                                warehouse for the acquired
                                                McDougal Littell Inc.

ITEM 3.      LEGAL PROCEEDINGS
- -------      -----------------

             None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------      ---------------------------------------------------

             No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1994.


Executive Officers of the Company
- ---------------------------------

                                                                                                    Other
                                                                                    Office          positions
                             Age at                                                 held            with the
Name                         2/28/95          Office                                since           Company
- ----                         -------     ----------------                           ------          ----------

Nader F. Darehshori            58        Chairman, President, and                     1991          Director
                                         Chief Executive Officer

Margaret M. Doherty            56        Senior Vice President                        1994              -

Elizabeth L. Hacking           53        Senior Vice President,                       1993              -
                                         Strategic Development

Stephen O. Jaeger*             50        Executive Vice President,                    1991          Director
                                         Chief Financial Officer,
                                         and Treasurer

Joseph A. Kanon                48        Executive Vice President,                    1991              -
                                         Trade and Reference Publishing

Michael J. Lindgren**          37        Vice President, Controller, and Treasurer    1995              -
                                         Vice President, Controller                   1994              -

Julie A. McGee                 52        Executive Vice President,                    1995              -
                                         President, McDougal Littell Inc.

John H. Oswald                 45        Executive Vice President,                    1993              -
                                         President, The Riverside Publishing          1992
                                         Company

Gary L. Smith                  50        Senior Vice President,                       1991              -
                                         Administration

June Smith                     51        Executive Vice President,                    1994              -
                                         College Publishing

John  E. Tyler                 54        Senior Vice President,                       1993              -
                                         Chief Technology Officer

Paul D. Weaver                 52        Senior Vice President,                       1989              -
                                         Clerk, Secretary, and General Counsel

William J. Wisneski            48        Executive Vice President,                    1992              -
                                         School Publishing

*    Resigned officer positions effective March 15, 1995.
**   Became Treasurer effective March 15, 1995

             Executive officers are elected by the Board of Directors to serve annual terms.


             Below is a brief account of the business experience of each executive officer during the past five years. Each executive officer has been employed by the Company for more than five years with the exception of Mr. Lindgren, Ms. McGee, Mr. Oswald, Ms. Smith and Mr. Tyler.


             Nader F. Darehshori
             1991 - Chairman, President, and Chief Executive Officer 1990 - Chairman and Chief Executive Officer


             Margaret L. Doherty
             1994 - Senior Vice President
             1990 - Vice President, Personnel


             Elizabeth L. Hacking
             1993 - Senior Vice President, Strategic Development
             1993 - Vice President, Strategic Development
             1992 - Vice President, Higher Education Planning, Research, and
                    Development, College Division
             1990 - Vice President, College Division


             Stephen O. Jaeger
             1991 - Executive Vice President, Chief Financial Officer, and
                    Treasurer
             1990 - Senior Vice President, Chief Financial Officer, and
                    Treasurer


             Joseph A. Kanon
             1991 - Executive Vice President, Trade and Reference Publishing 1990 - Senior Vice President, Trade & Reference Division


             Michael J. Lindgren
             1995 - Vice President, Controller, and Treasurer
             1994 - Vice President, Controller
             1994 - Divisional Vice President, Controller
             1993 - Director of Planning & Analysis, ITT Sheraton
             1992 - Director of Accounting and Management Reporting, ITT
                    Sheraton
             1990 - Manager of Financial Controls, ITT Corporation
                    (ITT Sheraton is a hotel and real estate subsidiary of ITT Corporation, primarily an insurance and financial services holding company not affiliated with the Company)


             Julie A. McGee
             1995 - Executive Vice President
             1994 - Senior Vice President, Houghton Mifflin Company
             1994 - President, McDougal Littell/Houghton Mifflin Inc.*
             1991 - President, McDougal, Littell & Company
             1990 - Vice President and Editor-in-Chief, McDougal, Littell &
                    Company
                    (McDougal, Littell & Company was a publisher not affiliated with the Company prior to its acquisition on March 1, 1994.)

             John H. Oswald
             1993 - Executive Vice President, Houghton Mifflin Company
             1992 - President, The Riverside Publishing Company*
             1992 - Vice President, Houghton Mifflin Company
             1991 - Executive Vice President for Sales, Customer Service, and
                    Operations for
                    The Psychological Corporation of Harcourt Brace Jovanovich, Inc. (a publisher not affiliated with the Company)

             Gary L. Smith
             1991 - Senior Vice President, Administration
             1990 - Vice President, Corporate Counsel, Assistant Clerk


             June Smith
             1994 - Executive Vice President
             1992 - Editorial Director, College
             1991 - Editorial Director and Publisher - College Division of
                    McGraw-Hill, Inc. (a publisher not affiliated with the Company)


             John E. Tyler
             1993 - Senior Vice President, Chief Technology Officer
             1992 - Vice President, Information Technology, Seattle Times
                    (a publisher not affiliated with the Company)


             Paul D. Weaver
             1989 - Senior Vice President, Clerk, Secretary, and General Counsel


             William J. Wisneski
             1992 - Executive Vice President, School Publishing
             1991 - Senior Vice President; President, The Riverside Publishing
                    Company*
             1990 - Vice President; President, The Riverside Publishing Company*


             * A subsidiary of the Company

                                    PART II


ITEM 5.      MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
- -------      -------------------------------------------------------------
             MATTERS
             -------
             The Company's common stock is traded on the New York Stock Exchange. As of February 28, 1995, the approximate number of holders of common stock of the Company was 4,512.

             Information about stock prices and dividends paid per share is set forth under the heading "Stock Prices and Dividends Paid Per Share" presented below:


                           HOUGHTON MIFFLIN COMPANY

                   STOCK PRICES AND DIVIDENDS PAID PER SHARE

(Unaudited)

- ------------------------------------------------------------------------------------------------------
                                        1994                                    1993

- ------------------------------------------------------------------------------------------------------
                                              Dividend                                      Dividend
                            High     Low          Paid             High        Low              Paid

- ------------------------------------------------------------------------------------------------------
First quarter              $53.00   $40.63      $.215             $43.00      $37.63          $.205
Second quarter              48.25    38.88       .215              41.25       36.38           .205
Third quarter               46.13    36.13       .215              45.75       40.75           .205
Fourth quarter              47.88    40.63       .225              50.38       42.75           .215

- ------------------------------------------------------------------------------------------------------
Year                                            $.870                                         $.830

- ------------------------------------------------------------------------------------------------------

ITEM 6.      SELECTED FINANCIAL DATA
- -------      -----------------------

             The response to this item is set forth below under the heading "Five-Year Financial Summary."


                          FIVE-YEAR FINANCIAL SUMMARY

(Unaudited, in thousands of dollars except per share amounts)
Years ended December 31,                            1994              1993              1992              1991             1990
- ----------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
Net sales                                         $483,076          $462,969          $454,706          $466,801          $421,600
Operating income                                    53,464            51,370            44,310            44,862            34,248
Loss on disposition of
 foreign publishing operations                          -                 -           (13,527)             (710)                -
Gain on sale of interest in
 Software Division                                  36,212                -                 -                 -                 -
Income before taxes, extraordinary item
 and accounting changes                             85,140            49,023            28,444            40,446            31,257
Cumulative effect of accounting
 changes                                                 -                 -           (14,657)                -                 -
Net income                                          51,191            30,371             4,414            25,077            18,035
Net income per share of common
 stock                                                3.70              2.20              0.31              1.75              1.27
Dividends paid per share                          $   0.87          $   0.83          $   0.79          $   0.75          $   0.71
Average number of shares
 available for earnings per share
 (in thousands)                                     13,822            13,823            14,029            14,314            14,255
==================================================================================================================================
From Balance Sheet
Total assets                                      $497,266          $398,086          $371,421          $381,780          $366,496
Long-term debt                                      99,445            26,438            52,608            52,975            52,985
Working capital                                    145,391           156,186           149,837           176,279           158,286
Current ratio                                    2.39 to 1         2.40 to 1         2.79 to 1         2.91 to 1         2.71 to 1
Stockholders' equity                               244,473           224,082           199,839           223,181           209,504
Stockholders' equity
 per share                                        $  17.74          $  16.15          $  14.52          $  15.63          $  14.69
==================================================================================================================================
From Statement of Cash Flows
Dividends paid                                    $ 12,026          $ 11,475          $ 11,037          $ 10,746           $10,121
Capital expenditures:
 Book plates                                        25,242            25,796            28,459            33,759            34,324
 Other fixed assets                                  8,478            10,728             9,727             7,278             5,907
- ----------------------------------------------------------------------------------------------------------------------------------
Total capital expenditures                        $ 33,720          $ 36,524          $ 38,186          $ 41,037          $ 40,231
==================================================================================================================================
Net Sales - Classes of Similar Products
Textbooks and other educational materials
 and services
  School publishing                               $303,370          $267,106          $272,289          $291,896          $253,898
  College publishing                                84,057            90,092            81,212            78,336            75,610
- ----------------------------------------------------------------------------------------------------------------------------------
                                                   387,427           357,198           353,501           370,232           329,508
General publishing                                  95,649           105,771           101,205            96,569            92,092
- ----------------------------------------------------------------------------------------------------------------------------------
                                                  $483,076          $462,969          $454,706          $466,801          $421,600
==================================================================================================================================

In 1994, the Company recognized an after-tax gain of $22.8 million, or $1.65 per share, in connection with the public offering of InfoSoft International, Inc., the successor company to the former Software Division.

In 1994, the Company acquired the net assets of McDougal, Littell & Company in a purchase transaction.

In 1992, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting of Postretirement Benefits Other Than Pensions" and No.109, "Accounting for Income Taxes."

In the fourth quarter of 1992, the Company recognized the loss associated with the sale of certain foreign operations. Note 8 to the Consolidated Financial Statements further describes the transactions.

Item 7.   Management's Discussion and Analysis of Financial Condition and
- -------   ---------------------------------------------------------------
          Results of Operations
          ---------------------


RESULTS OF OPERATIONS, 1994 VERSUS 1993

On March 1, 1994 the Company acquired McDougal, Littell & Company ("McDougal") for a net cash consideration of $130.3 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of McDougal are included in the Company's consolidated financial statements from the date of acquisition.

Net sales increased 4.3% in 1994 to $483.1 million from 1993 net sales of $463.0 million. The educational publishing segment's net sales increased by $30.2 million, or 8.5%, in 1994. Net sales from McDougal of $62.4 million more than offset a net sales decrease from other educational publishing segment components.

General publishing segment net sales decreased $10.1 million, or 9.6%, from 1993, reflecting the disposition of the Company's former Software Division which successfully completed a public offering in March 1994. In connection with the public offering, the Company recognized a net gain of $22.8 million, or $1.65 per share. General publishing segment sales were up slightly in comparison to 1993, excluding the former Software Division's sales results for both years.

The Company's operating income for 1994 was $53.5 million, a 4.1% increase from $51.4 million in 1993. The $53.5 million reported for 1994 and the $51.4 million for 1993 included $6.5 million and $10.6 million of special charges that were recognized in the first quarter of 1994 and the second quarter of 1993, respectively. The 1994 special charges included $3.5 million for corporate and divisional staff reductions, $2.0 million for consolidation of Company owned and leased facilities, and $1.0 million for disposal of assets. The 1993 charges included $7.5 million for the realignment of corporate and divisional responsibilities and workforce reductions, $.9 million for the sale of a California warehouse facility and related costs, and $2.2 million to relocate and consolidate Boston area operations in a new Boston headquarters location. The after-tax cost of the $6.5 million and $10.6 million in special charges was $4.0 million, or $.29 per share, and $6.6 million, or $.48 per share, for 1994 and 1993, respectively.

The educational publishing segment's operating income decreased by $.7 million, or 1%, on a sales increase of 8.5%. The general publishing segment's income from ongoing operations decreased from $8.3 million in 1993 to $7.3 million in 1994. The Company's general corporate expenses declined from $18.9 million in 1993 to $15.6 million in 1994, a decrease of more than 17%. This reduction is due in part to the restructuring actions taken in 1994 and prior years.

Consolidated net income in 1994 was $51.2 million, or $3.70 per share. Included are the previously discussed after-tax gain recognized in connection with the public offering of the Company's former Software Division of $22.8 million, or $1.65 per share, the after-tax special charges of $4.0 million, or $.29 per share, and an extraordinary item of $1.2 million, or $.09 per share, related to the early extinguishment of long-term debt. Consolidated net income in 1993 was $2.20 per share, including the previously discussed after-tax special charges of $6.6 million, or $.48 per share, and an extraordinary item of $1.0 million, or $.07 per share, related to the early extinguishment of long-term debt.

Net interest expense increased nearly $4.2 million in 1994 primarily due to the debt service requirements of the $100 million of 7.125% Notes issued in April 1994.

The Company's effective tax rate for 1994 was approximately 38% compared with 36% for 1993. The increase over the 1993 effective tax rate reflects the impact of federal tax law changes enacted in 1993 which became effective on January 1, 1994, and the intangible asset amortization expense related to the McDougal acquisition.

TEXTBOOKS AND OTHER EDUCATIONAL MATERIALS

The educational publishing segment's net sales of $387.4 million in 1994 were $30.2 million higher than the $357.2 million reported in 1993, an increase of
8.5 %. Net sales of $62.4 million from McDougal, acquired on March 1, 1994, more than offset a net sales decrease from other educational publishing segment components. School Division sales, exclusive of McDougal, decreased 14%, or $30.4 million from last year mainly due to the significant state adoption opportunities available in 1993 for elementary school reading products. The decrease in School Division revenues in 1994 was partially offset by open-territory sales for reading and the Company's new elementary school mathematics program. The Riverside Publishing Company ("Riverside") reported a sales increase of 6.9% over 1993. The educational testing market continues to shift from norm-referenced standardized tests to customized criterion-referenced tests. This change was anticipated by Riverside and its publishing plan included the development of criterion-referenced tests and diversification of its product base to include more clinical and guidance assessment products. The College Division, which continues to compete in a difficult industry, reported a 6.7% decrease in net sales from 1993 primarily due to more favorable returns experience in 1993. Gross sales of College products increased slightly in 1994.

Operating income for the educational publishing segment decreased $.7 million to $68.2 million from $68.9 million in 1993. The resulting operating margin for 1994 was 17.6% as compared with 19.3% in 1993. Selling and administrative costs increased approximately 17%, reflecting the incremental McDougal costs and 1995 adoption opportunities. Excluding the effect of McDougal, the educational publishing segment's selling and administrative expenses would have declined approximately $1.8 million. This decrease is due in large part to the restructuring actions taken. The decrease in the segment's operating income and margin also reflects a 36% decrease in the College Division's operating income.

GENERAL PUBLISHING

Compared with 1993's net sales from ongoing operations, adjusted for the sale of the former Software Division, the general publishing segment's net sales increased $1.6 million, or 1.7%, to $93.8 million. Net sales of reference products increased 4%, juvenile sales were flat, and adult trade sales were down 6%. The division's distribution revenues increased sharply over 1993 from $4.4 million to $7.3 million.

The general publishing segment's income from ongoing operations was $7.3 million compared to $8.3 million in 1993. The decrease in operating income reflects higher manufacturing and selling costs with some offset from distribution income. As in prior years, there were no material charges to operating income for royalty advances to authors.



RESULTS OF OPERATIONS, 1993 VERSUS 1992

Net sales increased 5.1% in 1993 to $463.0 million from adjusted 1992 net sales from continuing operations of $440.4 million. The pro forma adjustment to 1992 net sales amounted to $14.3 million, representing net sales prior to the time certain foreign publishing operations were sold late in 1992. The educational publishing segment's net sales increased 2.5%. A 6% decline in School Division sales was more than offset by increased sales from the College Division and Riverside. General publishing segment net sales increased 15.2%.

The Company's operating income for 1993 was $51.4 million, a 15.9% increase from $44.3 million in 1992. However, the $51.4 million reported for 1993 included the previously discussed special charges of $10.6 million that were recognized in the second quarter. The after-tax cost of the $10.6 million in special charges was $6.6 million, or $.48 per share. The Company's operating income for 1992 included losses of $2.5 million that were incurred by foreign publishing operations prior to their sale in the fourth quarter of 1992.

The educational publishing segment's income from ongoing operations increased by $11.4 million, or nearly 20%, on a sales increase of 2.5%. Although the School Division's sales decreased in the year, operating income before special charges was up nearly 10%. This increase was due in part to 1993 restructuring activities. The College Division and Riverside also contributed significant increases in net sales and operating income.

The general publishing segment's income from ongoing operations increased over 30% to $11.9 million in 1993 on a net sales increase of 15.2%. The segment's two operating units both reported increased sales and higher margins for the year.

The Company's general corporate expenses declined from $19.8 million in 1992 to $18.9 million in 1993, a decrease of 4.8%. This reduction was due in part to the restructuring actions announced in mid-1993 and represented more than 10% of the increase in 1993's operating income.

Consolidated net income in 1993 was $2.20 per share, including the previously discussed after-tax special charges of $6.6 million, or $.48 per share, and an extraordinary after-tax charge of $1.0 million, or $.07 per share, related to the early extinguishment of debt. Net income in 1992 was $4.4 million, or $.31 per share, including special charges and accounting changes totaling $22.4 million, or $1.60 per share. The after-tax special charges in 1992 amounted to $7.0 million, or $.50 per share and represented the transaction and other costs incurred with the sale of the Gollancz publishing and distribution operations and Canadian school publications. The accounting changes were for postretirement benefits and income taxes. The cumulative effect of the accounting changes plus incremental expense for the year resulted in an after-tax charge of $15.5 million, or $1.10 per share.

Net interest expense was relatively unchanged from 1992's $2.3 million, reflecting a decrease in cash available for investment, the mid-June 1993 refinancing of $25 million in senior notes and the elimination of the Gollancz indebtedness.

The Company's effective tax rate for 1993 was 36% as compared with 33% for 1992. The lower 1992 rate reflected the realization of tax benefits for the accumulated operating losses of the Gollancz units as well as the write-off of the Company's Gollancz investments. The 36% effective rate for 1993 included a benefit from the utilization of Canadian tax losses. The federal tax law changes enacted in 1993 did not materially affect income tax expense or the effective rate for 1993. However, the tax law changes included a number of provisions deferred until 1994, which, when combined with the 1% increase in the federal tax rate, added an estimated 1.5% to the Company's effective tax rate.

TEXTBOOKS AND OTHER EDUCATIONAL MATERIALS

The educational publishing segment's net sales of $357.2 million were $8.6 million higher than the $348.6 million reported for 1992, an increase of 2.5%. School publishing was flat with 1992 as Riverside's sales gain of better than 20% in the year was essentially offset by the School Division, where sales declined 6%. Sales of elementary school products were up due to a better than 20% increase in sales of reading products. This gain was more than offset by lower sales of other elementary school products and a decline of approximately 30% in the sale of secondary school programs due to reduced adoption opportunities. The School Division's secondary school sales were nearly $60 million in 1992, a strong adoption year. Riverside's sales growth reflected the success of its 1993 editions of the Iowa Tests of Basic Skills(R), Iowa Tests of Educational Development(R), Tests of Achievement and Proficiency, (TM) and Cognitive Abilities Test, (TM) as well as sales of its clinical test products. The clinical test lists was substantially expanded with the DLM test products acquired in October 1992. The College Division net sales increase for 1993 was nearly $9 million, or 10.9%. Approximately half of that gain related to the 1992 acquisition of "Becoming a Master Student." Favorable returns experience also benefited the year's net sales.

Operating income for the educational publishing segment's ongoing operations increased $11.4 million to $68.9 million in 1993 from $57.6 million in 1992. The operating margin increased to 19.3% from 16.5% in 1992. Operating income benefited from lower selling and administrative expenses, which decreased in part due to savings from the restructuring actions announced in the second quarter of 1993. Editorial costs increased approximately 8% reflecting preparation for favorable school textbook adoption opportunities in 1995 and subsequent years, as well as expanded publishing efforts in college and testing publishing. A decrease in plate amortization expense in 1993 was offset by higher manufacturing and royalty costs.

GENERAL PUBLISHING

Compared with 1992's net sales from ongoing operations, the general publishing segment's net sales increased $13.9 million, or 15.2%, to $105.8 million. The Trade & Reference Division's net sales increased 12.5%. Net sales of reference products increased significantly, led by the line of Insight Guides added in 1993, the fifth edition of the "Columbia Encyclopedia" and the third edition of "The American Heritage College Dictionary". Juvenile and adult trade sales were flat with 1992, although adult trade net sales included the highly successful "The Hidden Life of Dogs", which spent nineteen weeks on "The New York Times" bestseller list in 1993. The Software Division's net sales increased more than 20%, with revenue from new licensing arrangements and product royalties contributing. The Company's former Software Division accounted for nearly 13% and 30% of the segment's net sales and operating income in 1993, respectively.

Operating income for the general publishing segment was $11.9 million in 1993 compared to 1992's operating income from ongoing operations of $9.0 million. The increase in income reflects slightly lower trade book returns and an increase in rights income slightly offset by a significant increase in Software Division research and development expenditures. As in prior years, there were no material charges to operating income for royalty advances to authors. The segment's operating income in 1992 included $1.9 million in operating losses from the Gollancz operations sold in late 1992.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal businesses are seasonal with nearly 70% of net sales normally reported in the second and third quarters. The first and fourth quarters historically have contributed approximately 10% and 20%, respectively, of the Company's annual net sales. The 1994 acquisition of McDougal did not materially change this seasonal pattern.

The revenue seasonality also affects the Company's operating cash flow. A net cash deficit from all Company activities is normally incurred through the middle of the third quarter. This deficit is funded through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

In March 1994, the Company acquired McDougal, a leading publisher of high school and elementary educational products, for $130.3 million in net cash, including investment advisory and other third party costs. The acquisition cost was financed through a combination of existing cash balances and a public debt offering of $100 million of 7.125% Notes due 2004.

The Company's former Software Division successfully completed a public offering in March 1994. In connection with the public offering, the Company received a pre-tax cash dividend of $32.9 million from the successor company, InfoSoft International, Inc.

Average short-term borrowings increased in 1994 primarily due to the early redemption in March 1994 and June 1993 of $25 million of 8.78% senior notes that were scheduled to mature in 1997 and 1994, respectively. The Company financed the March 1994 redemption of the senior notes with a combination of the InfoSoft International, Inc. dividend and operating cash. The June 1993 redemption was financed with commercial paper that was repaid in the third and fourth quarters of 1994. At December 31, 1994, the Company had no short-term borrowings outstanding. Short-term borrowings of $25 million (discounted value of $24.6 million) were outstanding at the end of 1993. The Company's average short-term borrowings (exclusive of the commercial paper used to refinance the June 1993 senior notes redemption), were $8.9 million, $3.9 million, and $3.2 million in 1994, 1993, and 1992, respectively. The increase in 1994 average short-term borrowings reflects bridge financing of $100 million for the McDougal acquisition, and for higher seasonal borrowing requirements.

At December 31, 1994, the Company's long-term debt was $100 million (discounted value $99.4 million) as compared with $25 million (exclusive of capitalized lease obligations) at the end of 1993. The ratio of long-term debt to the Company's total capitalization (long-term debt plus shareholders' equity) was 28.9% at the end of 1994 as compared to 11.2% at the end of 1993 . The increase in the ratio at the end of 1994 is principally due to the $100 million in long-term debt that partially funded the McDougal acquisition, offset by the $25 million early redemption of senior notes.

The Company's cash and marketable securities position at the end of 1994 was $47.2 million, compared to $85.0 million at the end of 1993. Although net cash from operating activities increased $6.3 million, due primarily to increased net income, the Company's year end cash and marketable securities position decreased $37.8 million.

Net cash required to meet 1994's investing activities (excluding proceeds from marketable securities) increased by $97.5 million. This increase included the $130.3 million acquisition of McDougal, offset by the $32.9 million dividend received from InfoSoft International, Inc.

The Company's financing activities required $10.9 million in 1993 and contributed net cash of $26.2 million in 1994. This change included proceeds from the $100 million of long-term debt issued to partially finance the McDougal acquisition. Financing activity outflows in 1994 included $51.6 million to retire debt and the purchase of $12.9 million in common stock. The common stock purchased in 1993 totaled $.7 million.

The Company continues to stress more effective cost management, productivity gains and reduced investment in working capital. In 1994, the Company continued the reorganization of certain administrative and corporate functions begun in 1991, culminating in the actions resulting in the special charges taken in the first quarter of 1994 and the second quarter of 1993. The areas affected in both years included workforce changes and distribution consolidation. These actions, as well as other measures taken over the past four years, are expected to hold down operating costs and increase efficiency. The Company remains committed to further investment in new technology and enhancement of existing technology now used in the publishing process. These efforts are expected to yield further operating and publishing cost savings, as well as to free up capital for investment in new publishing opportunities.

The Company believes that its cash and marketable securities position, funds generated from operating activities and available borrowing facilities will be sufficient to meet total cash requirements for the foreseeable future. The periodic use of the short-term debt market, primarily commercial paper, for seasonal liquidity needs will continue. The average seasonal borrowings in 1995 are expected to be marginally higher than undertaken over the past three years, due in part to the addition of McDougal's seasonal operations.



IMPACT OF INFLATION AND CHANGING PRICES

The impact of inflation on the Company's cost base remained low in 1994. The paper price increases that occurred in the fourth quarter of 1994 were largely offset by previously negotiated contractual price protection with certain paper suppliers. The Company's paper costs over the past three years have averaged approximately 6% of net sales. The ratio of paper costs to net sales is expected to approximate 7.5% in 1995, reflecting a year over year cost increase of more than 30% in most grades of paper used by the Company. The Company's ability to adjust selling prices remains limited by competitive factors and for school publishing, in particular, long-term contractual arrangements and adoption state requirements. The Company typically implements price changes for its school publishing operations on October 1 covering the succeeding twelve-month fiscal period (except for contractual arrangements and certain adoption state commitments), but may implement increases more frequently in 1995. The Company expects to selectively increase prices on certain products in 1995. The price increases introduced on October 1, 1994, and expected in 1995, the planned substitution of paper grades in certain product areas, and acceleration of manufacturing activities only partially offset currently announced paper price increases. The relationship in future years of paper costs to net sales is expected to increase, but at levels below that expected for 1995.

The most significant Company investments affected by inflation include inventories, book plates and other property, plant, and equipment. The last-in, first-out (LIFO) method is used to value substantially all inventory and, therefore, the cost of inventory charged against income approximates replacement value. During 1994, inventory quantities were reduced, excluding the impact of the McDougal acquisition. These reductions resulted in the liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases. The effect of the reductions was to lower cost of goods sold by $2.4 million and to increase net earnings in 1994 by $1.5 million, or $.11 per share. The incremental replacement cost expense amounted to $.6 million in 1994 as compared with $.9 million in 1993. The replacement cost expense for 1995, primarily due to paper prices discussed above, is expected to increase substantially.

The Company's publishing business does not require a high level of investment in property, plant, and equipment. Such net assets represented 6% of consolidated assets at December 31, 1994. The Company's net investment in book plates for educational and reference works represented approximately 8% of total assets at December 31, 1994. The Company's commitment to and investment in technological improvements and emphasis on quality control have resulted in a book plate investment that remains at or below the historical relationship of book plates to total assets. This has occurred during a period in which the textbook revision cycle has shortened, and funding has remained at historic lows. The Company intends to continue the commitment of funds to new publishing areas through both acquisitions and internal growth.

Management believes that by valuing its inventory using the LIFO method and continuing to emphasize technological improvements and quality control, the impact of cost inflation on operating results and financial position will continue to be moderated.

Item 8.     Consolidated Financial Statements and Supplementary Data
- -------     --------------------------------------------------------

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

             Report of Independent Auditors                                 Page  25

             Consolidated Balance Sheets at December 31, 1994
             and 1993                                                       Pages 26 - 27

             Consolidated Statements of Income for the years
             ended December 31, 1994, 1993, and 1992                        Page  28

             Consolidated Statements of Cash Flows for the years
             ended December 31, 1994, 1993, and 1992                        Page  29

             Consolidated Statements of Stockholders' Equity for
             the years ended December 31, 1994, 1993, and 1992              Page  30

             Notes to Consolidated Financial Statements                     Page  31 - 55

            SUPPLEMENTARY DATA

            Summary of Quarterly Results of Operations (unaudited) are presented on page 56.

                        REPORT OF INDEPENDENT AUDITORS
                        ------------------------------


The Board of Directors and Stockholders
Houghton Mifflin Company

We have audited the accompanying consolidated balance sheets of Houghton Mifflin Company as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghton Mifflin Company at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 6 to the financial statements, in 1992 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions, respectively.



                                                /S/ERNST & YOUNG LLP
Boston, Massachusetts
January 18, 1995

                           HOUGHTON MIFFLIN COMPANY
                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


DECEMBER 31,
- ------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            1994         1993
- ------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                  $   30,372   $   67,242
   Marketable securities available-for-sale, at fair value                                        16,821       17,714
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  47,193       84,956

   Accounts receivable                                                                           143,599      116,814
      Less allowance for book returns                                                             12,836       12,325
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                 130,763      104,489
   Inventories
      Finished goods                                                                              55,174       56,479
      Work-in-process                                                                              4,460        4,875
      Raw materials                                                                                2,027        2,647
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  61,661       64,001

   Deferred income taxes                                                                           8,334       10,904
   Prepaid expenses                                                                                2,150        3,106
- ------------------------------------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                                                      250,101      267,456

PROPERTY, PLANT, AND EQUIPMENT
   Land and land improvements                                                                      2,640        1,950
   Buildings and building equipment                                                               18,560       14,359
   Machinery and equipment                                                                        50,225       45,721
   Leasehold improvements                                                                          6,318        4,467
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  77,743       66,497
   Less accumulated depreciation and amortization                                                 47,921       36,991
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  29,822       29,506
   Book plates, less accumulated depreciation of $48,252 in 1994 and $51,148 in 1993              39,066       36,664
- ------------------------------------------------------------------------------------------------------------------------
      NET PROPERTY, PLANT, AND EQUIPMENT                                                          68,888       66,170


OTHER ASSETS
   Royalty advances to authors, less allowance of $11,079 in 1994 and $11,866 in 1993             19,750       21,382
   Intangible assets, less accumulated amortization of $10,120 in 1994 and $3,566 in 1993        124,408       19,661
   Investment in InfoSoft International, Inc., at cost plus equity in undistributed earnings      10,783            -
   Deferred income taxes                                                                          12,227       12,758
   Long-term receivables and other                                                                11,109       10,659
- ------------------------------------------------------------------------------------------------------------------------

      TOTAL OTHER ASSETS                                                                         178,277       64,460
- ------------------------------------------------------------------------------------------------------------------------

                                                                                              $  497,266   $  398,086
========================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                           HOUGHTON MIFFLIN COMPANY
                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


DECEMBER 31,
- --------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY           1994         1993
- --------------------------------------------------------------------------------
CURRENT LIABILITIES
   Accounts payable                         $   45,023   $   33,622
   Commercial paper                                  -       24,605
   Royalties                                    32,947       27,696
   Salaries, wages, and commissions             13,634       10,301
   Other                                        13,106       13,091
   Current debt maturities                           -        1,955

- --------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                104,710      111,270


Long-term debt                                  99,445       26,438

Accrued royalties payable                        3,169        2,935

Other liabilities                               13,005        9,413

Accrued postretirement benefits                 24,864       23,948



Stock repurchase commitment                      7,600            -

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY
   Preferred stock, $1 par value,
    500,000 shares authorized, none issued           -            -
   Common stock, $1 par value, 70,000,000
    shares authorized, 14,758,726 shares
    issued in 1994 and 1993                     14,759       14,759
   Capital in excess of par value               22,316       30,612
   Retained earnings                           248,828      211,222
   Notes receivable from stock
    purchase agreements                         (5,841)           -
- --------------------------------------------------------------------------------
                                               280,062      256,593

   Less:
        Common shares held in treasury,
        at cost (328,685 shares in
        1994, 232,459 shares in 1993)            6,091        1,367
        Benefits trust assets, at market        29,498       31,144
- --------------------------------------------------------------------------------

        TOTAL STOCKHOLDERS' EQUITY             244,473      224,082
- --------------------------------------------------------------------------------

                                           $   497,266  $   398,086
================================================================================

See accompanying Notes to Consolidated Financial Statements.

                           HOUGHTON MIFFLIN COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


YEARS ENDED DECEMBER 31,
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   1994         1993         1992
- ----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                                     $  483,076   $  462,969   $  454,706
COSTS AND EXPENSES
   Cost of sales                                                                                 230,674      227,969      220,278
   Selling and administrative                                                                    192,425      173,070      190,118
   Special charges                                                                                 6,513       10,560            -
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 429,612      411,599      410,396
- ----------------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                                  53,464       51,370       44,310

OTHER INCOME (EXPENSE)
   Gain on sale of interest in Software Division                                                  36,212            -            -
   Equity in earnings of InfoSoft International, Inc.                                              1,973            -            -
   Loss on disposition of foreign publishing operations                                                -            -      (13,527)
   Net interest expense                                                                           (6,509)      (2,347)      (2,339)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  31,676       (2,347)     (15,866)
- ----------------------------------------------------------------------------------------------------------------------------------
Income before taxes, extraordinary item, and
   cumulative effect of accounting changes                                                        85,140       49,023       28,444
Taxes on income before extraordinary item and
   cumulative effect of accounting changes                                                        32,710       17,650        9,373
- ----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                                        52,430       31,373       19,071
- ----------------------------------------------------------------------------------------------------------------------------------

EXTRAORDINARY ITEM, NET OF TAXES
   Loss on early extinguishment of debt                                                           (1,239)      (1,002)           -

CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET OF TAXES
   Postretirement healthcare benefits                                                                  -            -      (13,357)
   Income taxes                                                                                        -            -       (1,300)
- ----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                    $   51,191   $   30,371   $    4,414
==================================================================================================================================

PER SHARE:
   Income before extraordinary item and cumulative effect of                                  $     3.79   $     2.27   $     1.35
   accounting changes
   Loss on early extinguishment of debt                                                            (0.09)       (0.07)           -
   Cumulative effect of accounting changes                                                             -            -        (1.04)
- ----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                                 $     3.70   $     2.20   $     0.31
==================================================================================================================================

See accompanying Notes to Consolidated Financial Statements.

                           HOUGHTON MIFFLIN COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS OF DOLLARS)

YEARS ENDED DECEMBER 31,
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    1994          1993         1992
- -----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
        Net income                                                                           $     51,191   $   30,371   $    4,414
        Adjustments to reconcile net income to net cash from operating activities:
         Gain on sale of interest in Software Division                                            (36,212)           -            -
         Equity in earnings of InfoSoft International, Inc.                                        (1,973)           -            -
         Early extinguishment of debt cost, net of taxes                                            1,239        1,002            -
         Loss on disposition of foreign publishing operations                                           -            -       13,527
         Cumulative effect of accounting changes, net of taxes                                          -            -       14,657
         Depreciation and amortization expense                                                     44,416       39,361       42,280
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   58,661       70,734       74,878

        Change in operating assets and liabilities:
         Accounts receivable, net                                                                 (26,751)     (19,497)       6,105
         Inventories                                                                               17,606       (2,454)       6,338
         Royalty advances, net                                                                      3,448        1,085         (373)
         Accounts payable                                                                           6,705        5,645       (2,905)
         Prepaid and income taxes payable                                                           5,949       (1,455)      (4,549)
         Other, net                                                                                 1,634        6,899       (3,040)
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                    8,591       (9,777)       1,576
- -----------------------------------------------------------------------------------------------------------------------------------
         NET CASH FROM OPERATING ACTIVITIES                                                        67,252       60,957       76,454
- -----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
        Acquisition of publishing assets, net of cash acquired                                   (130,342)           -      (31,394)
        Dividend received from InfoSoft International, Inc.                                        32,860            -            -
        Book plate expenditures                                                                   (25,242)     (25,796)     (28,459)
        Property, plant, and equipment expenditures                                                (8,478)     (10,728)      (9,727)
        Marketable securities                                                                         893       11,250       22,230
        Sale of building and equipment                                                                  -        2,836            -
        Proceeds from the sale of publishing operations                                                 -            -        5,708
- -----------------------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                                                   (130,309)     (22,438)     (41,642)
- -----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
        Dividends on common stock                                                                 (12,026)     (11,475)     (11,037)
        Issuance (repayment) of commerical paper                                                  (24,605)      24,605            -
        Senior note redemption                                                                    (26,960)     (26,511)           -
        Issuance of long-term debt                                                                 99,415            -            -
        Purchase of common stock                                                                  (12,913)        (654)     (19,496)
        Exercise of stock options                                                                   1,442        2,377        3,038
        Proceeds from rate lock                                                                     1,404            -            -
        Put option proceeds                                                                           430            -            -
        Other                                                                                           -          740       (8,829)
- -----------------------------------------------------------------------------------------------------------------------------------
         NET CASH FROM (USED IN) FINANCING ACTIVITIES                                              26,187      (10,918)     (36,324)
- -----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                                 -          (30)        (427)
- -----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (36,870)      27,571       (1,939)
Cash and cash equivalents at beginning of year                                                     67,242       39,671       41,610
- -----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                           30,372       67,242       39,671
MARKETABLE SECURITIES AT END OF YEAR                                                               16,821       17,714       28,964
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                             $     47,193   $   84,956   $   68,635
===================================================================================================================================
SUPPLEMENTARY INFORMATION:
        Income taxes paid                                                                    $     26,252   $   19,121   $   13,893
        Interest paid                                                                        $      6,323   $    3,632   $    5,977
===================================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                Common                              Notes
                                stock     Capital in                receivable
                                            excess      Retained    from stock       Treasury Stock
                               $ 1 par      of par      Earnings    purchase      ---------------------      Benefits
Years ended December 31,        value       value                   agreements     Shares       Amount         trust
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1992   $  14,759  $   13,461   $   198,949   $           -   (478,105)  $   (4,103)  $         -
- -----------------------------------------------------------------------------------------------------------------------------
Net income                           -           -         4,414               -          -            -             -
Common stock dividends,
 $.79 per share                      -           -       (11,037)              -          -            -             -
Stock options exercised              -         971             -               -    129,495        2,766             -
Share repurchases                    -           -             -               -   (655,432)     (19,496)            -
Shares sold to benefits              -           -             -               -    650,000       18,551       (18,551)
 trust
Other equity transactions,           -        (353)            -               -      6,339           27             -
 net
Benefits trust asset                 -       7,605             -               -          -            -        (7,605)
 remeasurement
Amortization of restricted           -           -             -               -          -            -             -
 shares
Foreign currency                     -           -             -               -          -            -             -
 translation adjustments
- -----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1992    14,759      21,684       192,326               -   (347,703)      (2,255)      (26,156)
- -----------------------------------------------------------------------------------------------------------------------------
Net income                           -           -        30,371               -          -            -             -
Common stock dividends,
 $.83 per share                      -           -       (11,475)              -          -            -             -
Stock options exercised              -         958             -               -     94,486        1,419             -
Share repurchases                    -           -             -               -    (16,400)        (654)            -
Other equity transactions,
 net                                 -       2,310             -               -     37,158          123           672
Benefits trust asset
 remeasurement                       -       5,660             -               -          -            -        (5,660)
Amortization of restricted
 shares                              -           -             -               -          -            -             -
Foreign currency                     -           -             -               -          -            -             -
 translation adjustments
- -----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993    14,759      30,612       211,222               -   (232,459)      (1,367)      (31,144)
- -----------------------------------------------------------------------------------------------------------------------------
Net income                           -           -        51,191               -          -            -             -
Common stock dividends,
 $.87 per share                      -           -       (12,026)              -          -            -             -
Stock options exercised              -        (233)            -               -     50,203        1,675             -
Notes receivable from
 stock purchase agreements           -         443             -          (5,893)   138,272        5,450             -
Issuance of restricted
 shares                              -          73             -               -      1,789           14             -
Share repurchases                    -           -             -               -   (318,900)     (12,913)            -
Other equity transactions,
 net                                 -       1,133             -              52     32,410        1,050          (466)
Benefits trust asset
 remeasurement                       -      (2,112)            -               -          -            -         2,112
Valuation allowance on
 noncurrent marketable
 securities                          -           -        (1,559)              -          -            -             -
Stock repurchase commitment          -      (7,600)            -               -          -            -             -
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994 $  14,759  $   22,316   $   248,828   $      (5,841)  (328,685)  $   (6,091)  $   (29,498)
=============================================================================================================================

                                                                  Foreign
                                             Unamortized         currency
                                                value of      translation
Years ended December 31,                      restricted      adjustments       Total
                                                  shares
- -------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1992                        (1,098)  $        1,213  $  223,181
- -------------------------------------------------------------------------------------
Net income                                             -                -       4,414
Common stock dividends,                                -                -     (11,037)
 $.79 per share
Stock options exercised                                -                -       3,737
Share repurchases                                      -                -     (19,496)
Shares sold to benefits                                -                -           -
 trust
Other equity transactions,                             -                -        (326)
 net
Benefits trust asset                                   -                -           -
 remeasurement
Amortization of restricted                           549                -         549
 shares
Foreign currency                                       -           (1,183)     (1,183)
 translation adjustments
- -------------------------------------------------------------------------------------
Balance at December 31, 1992                        (549)              30     199,839
- -------------------------------------------------------------------------------------
Net income                                             -                -      30,371
Common stock dividends,                                -                -     (11,475)
 $.83 per share
Stock options exercised                                -                -       2,377
Share repurchases                                      -                -        (654)
Other equity transactions,                             -                -       3,105
 net
Benefits trust asset                                   -                -           -
 remeasurement
Amortization of restricted
 shares                                              549                -         549
Foreign currency                                       -              (30)        (30)
 translation adjustments
- -------------------------------------------------------------------------------------
Balance at December 31, 1993                           -                -     224,082
- -------------------------------------------------------------------------------------
Net income                                             -                -      51,191
Common stock dividends,                                -                -     (12,026)
 $.87 per share
Stock options exercised                                -                -       1,442
Notes receivable from                                  -                -           -
 stock purchase agreements
Issuance of restricted
 shares                                                -                -          87
Share repurchases                                      -                -     (12,913)
Other equity transactions,                             -                -       1,769
 net
Benefits trust asset                                   -                -           -
 remeasurement
Valuation allowance on                                 -                -      (1,559)
 noncurrent marketable
 securities
Stock repurchase commitment                            -                -      (7,600)
- -------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                           -   $            -  $  244,473
=====================================================================================


See accompanying Notes to Consolidated Financial Statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS:
Cash and cash equivalents consist primarily of cash in banks and other short-term securities available-for-sale which have original maturities of three months or less. The carrying amount approximates fair value due to the short-term maturity of these instruments.

MARKETABLE SECURITIES AVAILABLE-FOR-SALE:
Marketable securities included in current assets consist of instruments with maturities of three months or greater. While management's intention is to hold these instruments until maturity, they are classified as available-for-sale.
The securities held consist primarily of tax-exempt municipal certificates issued by investment grade institutions, and are stated at fair value, which approximates cost due to the short maturity of the instruments. The fair values are estimated based on quoted market prices.

Marketable securities included in other assets are classified as "Long-term receivables and other" for consolidated financial statement purposes. These investments, which consist of equity securities, are carried at market value. Unrealized holding gains and losses are recognized as a reduction in stockholders' equity.

BOOK RETURNS:
A provision for future estimated returns, consisting of the sales value less related inventory value and royalty costs, is made at time of sale.

INVENTORIES:
Inventories are stated at the lower of cost or market (replacement cost for raw materials, net realizable value for other inventories). The last-in, first-out
(LIFO) method is used to determine the cost of inventory for the Company's operations. At December 31, 1994 and 1993, inventories valued at the lower of LIFO cost or market were approximately $20,017,000 and $19,075,000, respectively, less than they would have been valued under the first-in, first-out (FIFO) method, which approximates replacement cost.

During 1994, inventory quantities were reduced, excluding the impact of the McDougal acquisition. These reductions resulted in the liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases. The effect of the reductions was to lower cost of goods sold by $2.4 million and to increase net earnings for 1994 by $1.5 million, or $.11 per share.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES (CON'T)

PROPERTY, PLANT, AND EQUIPMENT:
Property, plant, and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets ranging from three to forty years. Depreciation and amortization are provided on a straight-line method for buildings, leasehold and land improvements; and accelerated methods for machinery and equipment and book plates.

The Company's investment in book plate costs is capitalized and depreciated over three years, except for trade publication book plate costs and some reference plate costs which are expensed when incurred. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are added to the plant and equipment accounts. Depreciation expense was $37,757,000 in 1994; $36,757,000 in 1993; and
$40,824,000 in 1992.

INTANGIBLE ASSETS:
Purchased editorial publishing rights are amortized on a straight-line basis over the estimated economic life of the titles or contracts, but do not exceed
15 years.   The excess of cost over net assets acquired, or goodwill, is amortized on a straight-line basis over periods that do not exceed 25 years. Amortization expense was approximately $6,659,000 in 1994; $2,055,000 in 1993; and $907,000 in 1992.

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

BENEFITS TRUST:
Assets held in the benefits trust were purchased from the Company's treasury at quoted market value in 1992. The trust assets are only available to fund certain of the Company's obligations for compensation and benefit plans. The trust included 650,000 shares of the Company's common stock and cash of $5,700 and $21,000 at December 31, 1994 and 1993, respectively. The shares of common stock are valued at market with changes in share price from prior reporting periods reflected as an adjustment to capital in excess of par value.

EARNINGS PER SHARE:
Earnings per share are based on the weighted average number of shares of common stock deemed outstanding for financial accounting purposes. Shares of common stock held in the benefits trust and common stock equivalents, such as employee stock options, are evaluated for inclusion in the earnings per share calculation under the treasury stock method and currently have no dilutive effect.

PRESENTATION:
Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  TAXES ON INCOME

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's net deferred tax assets are shown in the following table:

  In thousands                                       1994             1993
  ------------                                       ----             ----

 Tax liability-related:
  Depreciation expense                            $ 1,758          $ 1,663
  Deferred income                                   1,079            3,205
                                                    -----            -----
                                                    2,837            4,868
Tax asset-related:
  Pension and postretirement benefits              13,610           12,566
  Publishing expenses                               5,614            8,745
  Allowance for book returns                        1,259            3,145
  Deferred compensation                             2,254            2,782
  Other, net                                          661            1,292
                                                  -------          -------

                                                   23,398           28,530
                                                  -------          -------

Net deferred tax assets                           $20,561          $23,662
                                                  =======          =======

At December 31, 1994 and 1993, net deferred tax assets represented 4% and 6%, respectively, of the Company's consolidated total assets. The net deferred tax asset balance is stated at prevailing statutory income tax rates. The Company currently does not anticipate any change in valuation methodology applied to the determination of net deferred tax assets.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  TAXES ON INCOME (CON'T)

For financial reporting purposes, income before taxes, extraordinary item, and the cumulative effect of accounting changes includes the following components:

In thousands                     1994          1993         1992
- ------------                    ------        ------       ------

Pretax income (loss):
  United States              $ 84,945      $ 48,137     $ 44,868
  Foreign                         195           886      (16,424)
                             --------      --------     --------

                             $ 85,140      $ 49,023     $ 28,444
                             ========      ========     ========

Significant components of the provision for income taxes attributable to income before taxes, extraordinary item, and the cumulative effect of accounting changes are as follows:

In thousands                    1994          1993          1992
- ------------                   ------        ------        ------

Current:
  Federal                   $  23,711     $  15,715      $  8,606
  Foreign                         142           256           236
  State                         5,577         3,266         2,439
                            ---------     ---------      --------
    Total current              29,430        19,237        11,281

Deferred:
  Federal                       2,653        (1,398)       (1,081)
  Foreign                           -             -          (642)
  State                           627          (189)         (185)
                            ---------     ---------      --------
    Total deferred              3,280        (1,587)       (1,908)
                            ---------     ---------      --------

                            $  32,710     $  17,650      $  9,373
                            =========     =========      ========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.  TAXES ON INCOME (con't)

The reconciliation of the income tax rate attributable to income before taxes, extraordinary item, and the cumulative effect of accounting changes computed at the U.S. federal statutory tax rate to reported income tax expense is as follows:

                                  1994         1993         1992
                                  ----         ----         ----

Federal statutory rate            35.0%        35.0%        34.0%
State income taxes, net of
  federal benefit                  4.6          4.6          4.6
Nondeductible goodwill             2.2            -            -
Foreign losses                    (0.1)        (0.5)        (3.2)
InfoSoft investment earnings      (1.0)           -            -
Other                             (2.3)        (3.1)        (2.4)
                                 -----        -----        -----

Effective tax rate                38.4%        36.0%        33.0%
                                 =====        =====        =====

The Company does not provide deferred income taxes on undistributed earnings of InfoSoft International, Inc., as such earnings are assumed to be permanently reinvested in that company's operations. Accumulated undistributed earnings of InfoSoft International, Inc. on which taxes have not been provided are approximately $2.0 million at December 31, 1994.

The Omnibus Budget Reconciliation Act of 1993 increased the federal statutory rate to 35% from 34% effective for income earned after January 1, 1993. There were no other material changes to the Company's effective tax rate which resulted from this legislation.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3:  SHORT-TERM BORROWINGS AND LINES OF CREDIT

At December 31, 1994 and 1993, the Company had an unsecured line of credit for $25 million available to be used for direct borrowings or as support for the issuance of commercial paper. Additional lines of credit intended to serve as support for seasonal commercial paper borrowings also were maintained in 1994 and 1993.

In 1994, the Company established short-term credit facilities totaling $100 million. These lines were drawn upon to initially finance the acquisition of McDougal, Littell & Company ("McDougal") in March 1994. The borrowings under these facilities were subsequently refinanced with the proceeds from a $100 million public debt offering.


All of these lines were supported by commitment fees. Commercial paper borrowings outstanding at December 31, 1993, were $24.6 million at a weighted average interest rate of 3.45%. These borrowings related to the Company's June 1993 redemption of $25 million of 8.78% senior notes due December 1994.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  LONG-TERM DEBT

Long-term debt at December 31, 1994 and 1993, consisted of the following:

In thousands                                        1994      1993
- -----------------------------------------------------------------------
 7.125% $100 million due
   April 1, 2004, interest payable
   semi-annually                                $ 99,445    $      -

 8.78% senior notes, unsecured,
   due March 30, 1997, interest payable
   semi-annually                                       -      25,000

 Capital lease obligations                             -       3,393
- -----------------------------------------------------------------------
                                                  99,445      28,393
 Less current maturities of capital
  lease obligations                                    -       1,955
- -----------------------------------------------------------------------

                                                $ 99,445    $ 26,438

- -----------------------------------------------------------------------

On April 5, 1994, the Company issued $100 million of non-callable unsecured notes ("Notes") through a public debt offering. The Notes were priced at 99.4 to yield an effective rate of 7.21% and mature on April 1, 2004. The proceeds from the issuance were applied to repay the short-term credit facilities used as bridge financing in the acquisition of McDougal.

In March 1994, the Company completed an early redemption of $25 million of 8.78% senior notes scheduled to mature in March 1997. The extraordinary refinancing cost of $1.2 million, or $.09 per share, was net of an income tax benefit of $.8 million. The Company financed the early redemption of the senior notes with operating cash and a portion of the after-tax proceeds received in connection with the InfoSoft public offering.

In June 1993, the Company completed an early redemption of $25 million of 8.78% senior notes due to mature in December 1994. The extraordinary refinancing cost of $1.0 million, or $.07 per share, was net of an income tax benefit of $.6 million. The Company financed the early redemption of the senior notes with commercial paper.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4:  LONG-TERM DEBT (CON'T)

The Company has used interest rate swaps primarily for the purpose of achieving a debt structure whose interest costs include both fixed and variable components. An interest rate swap agreement covering interest payments for $25 million in notional debt was in place at December 31, 1994. Under this agreement, the Company pays semi-annual interest on the notional $25 million principal amount at a variable rate related to the six-month London Interbank Offering Rate (LIBOR) and receives semi-annual interest on the notional principal at 8.78%. The swap rate at December 31, 1994, was 9.5%. The net interest settlements are recognized as an adjustment to interest expense. The swap will reset in March 1995, and semi-annually thereafter through March 1996. The Company is exposed to market risk in the event of nonperformance by the counterparty. Nonperformance by the counterparty is not anticipated nor would it have a material adverse effect on the results of operations or the financial position of the Company.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  RETIREMENT PLANS

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



Pension expense for 1994, 1993, and 1992 included the following components:

In thousands                         1994         1993        1992
- ------------------------------------------------------------------------

Service cost (benefits earned
   during the year)                 $ 3,275     $  3,420     $ 3,336
Interest cost on projected
   benefit obligation                 5,045        4,809       4,375
Actual return on
   plan assets                       (1,165)     (12,136)     (4,388)
Net amortization and
   deferral                          (4,432)       7,244        (100)


- -------------------------------------------------------------------------
Net pension expense                 $ 2,723     $  3,337     $ 3,223
=========================================================================

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  RETIREMENT PLANS (con't)



The following table sets forth the Plan's funded status:

In thousands                                 1994               1993
- --------------------------------------------------------------------------
Plan assets at fair value
 at September 30                          $69,750            $70,064

Projected benefit obligation               69,446             69,674
- --------------------------------------------------------------------------

Excess of plan assets over projected
 benefit obligation at September 30           304                390

Unrecognized items:

 Net gain                                  (4,404)            (3,346)
 Prior service cost                        (1,095)               242
 Net transition asset                      (1,424)            (1,607)

Cash contribution after
 September 30                                   -                425
- --------------------------------------------------------------------------

Accrued pension liability
 at December 31                           $(6,619)           $(3,896)
==========================================================================

 Actuarial present value of accumulated
 benefits at September 30                 $56,923            $54,357

Accumulated benefit obligation
 related to vested benefits at
 September 30                             $53,312            $49,172

- --------------------------------------------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5:  RETIREMENT PLANS (CON'T)

                                              1994         1993           1992
- --------------------------------------------------------------------------------
Actuarial assumptions:
  Discount rate                               8.0 %        7.5 %          8.0 %
  Increase in future compensation             6.0 %        6.0 %          6.5 %
  Expected long-term rate of return
    on assets                                 8.5 %        8.5 %          8.5 %

- --------------------------------------------------------------------------------

The actuarial assumption changes made in 1994 were applied to the determination
of the September 30, 1994 benefit obligation valuations.   The impact on pension
expense was recognized in 1994 and was not material.

Due to workforce changes in 1993, there was a reduction in the Company's defined benefit pension obligation. A pre-tax expense reduction of $1,164,000 ($745,000 after-tax, or $.05 per share) was recorded in the fourth quarter of 1993 in accordance with Financial Accounting Standard No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans."

In addition, the Company has a Retirement Savings Plan, formerly known as the Employees' Savings & Thrift Plan, and the McDougal, Littell & Company Employee Savings and Stock Ownership Plan, as a result of the acquisition of McDougal. Effective December 1, 1994, the McDougal plan was merged with the Company's Retirement Savings Plan. Under the Retirement Savings Plan, which conforms to
Section 401(k) of the Internal Revenue Code and covers substantially all of the Company's employees, participants may elect to contribute up to 15% of their compensation subject to an annual limit of $9,240 in 1994 to ten funds: seven equity funds, two fixed income funds, and a fund invested solely in the Company's common stock.

The Company currently matches an employee's contribution to the Retirement Savings Plan in amounts up to 3% of employee compensation. The Company's contribution expense, which is invested solely in shares of the Company's common stock, amounted to approximately $1,805,000 in 1994; $1,663,000 in 1993; and $1,782,000 in 1992.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  POSTRETIRMENT BENEFITS

In addition to the provision of pension benefits, the Company sponsors a contributory health care plan that provides postretirement medical benefits to full-time, non-union employees hired before April 1, 1992, who have provided a minimum of 10 years of service and attained age 55.

In years prior to 1992, the expenses for postretirement health care coverage were recognized for accounting purposes when paid. The Company adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in the fourth quarter of 1992 with effect from January 1, 1992. The Company's initial accumulated postretirement benefits obligation was $21.5 million, representing the actuarially determined present value of the benefits earned under the Company's plan prior to January 1, 1992. The after-tax cost of the $21.5 million charge amounted to $13.4 million, or $.95 per share, in 1992.

Although the Company has not specifically funded the retiree health care liability, the benefits trust formed in 1992 is intended to provide funding for retiree health care costs. At December 31, 1994 and 1993, the fair value of the benefits trust net assets was $29.5 million and $31.1 million, respectively.
The assets in the benefits trust consist principally of the Company's common stock. Under the terms of the trust agreement, proceeds from the periodic sale of common stock by the trustee, as well as cash dividends received, will be used to pay designated compensation and benefit plan obligations, including retiree health care costs.

The following table presents the postretirement benefit liability recognized in the Company's statement of financial position at December 31:

In thousands                                               1994        1993
- ---------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                 $ 18,344    $ 21,328
  Fully eligible active plan participants                     1,828       2,050
  Other active participants                                   2,777       2,586
                                                           --------    --------
                                                             22,949      25,964
Unrecognized net gain (loss)                                    719      (2,016)
Unrecognized prior service cost                               1,196           -
                                                           --------    --------
Accrued postretirement benefit liability                   $ 24,864    $ 23,948
                                                           ========    ========

Net periodic postretirement benefit cost include the following components:

In thousands                                                    1994      1993
- ------------------------------------------------------------------------------
Service cost                                                 $   354    $   426
Interest cost                                                  1,786      1,859
Amortization of unrecognized prior service cost                  (67)         -
                                                             -------    -------
Net periodic postretirement benefit cost                     $ 2,073    $ 2,285
                                                             =======    =======


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6:  POSTRETIREMENT BENEFITS (CON'T)

The principal actuarial assumptions used for the first four months of 1994 were a discount rate of 7.5% and an inflation rate of 11.5%, declining one percent per annum through the year 2000. As of May 1, 1994, the discount rate was changed to 8% and the inflation rate to 9%, declining one percent per annum to 5% in 1998. The principal actuarial assumptions used to determine the Company's postretirement benefit cost in 1993 were a discount rate of 8% and a health care cost inflation rate of 13%, declining one percent per annum through the year 2000.

The inflation rate assumption change has an effect on the postretirement obligation and the accounting expense reported. To illustrate, increasing the assumed inflation rate by one percentage point would increase the benefit obligation by $1,882,000 and $1,813,000 at December 31, 1994 and 1993,
respectively. In addition, a one percent increase in the assumed inflation rate would increase the 1994 and 1993 annual expense by $160,000 and $146,000, respectively. The Company expects to maintain a discount rate of 8% and to reduce the health care inflation rate to 8% for 1995. These changes reflect stable long-term interest rates and a moderation of health care costs experienced over the past two years.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7:  STOCK OPTIONS

The Company has granted options to eligible employees under the 1982 Incentive Stock Option Plan (the 1982 Plan); the 1987 Stock Compensation Plan (the 1987
Plan), which replaced the 1982 Plan; and the 1992 Stock Compensation Plan (the 1992 Plan), which replaced the 1987 Plan. Under each of the plans, shares of common stock are reserved and authorized to be issued upon the exercise of stock options, or awards of restricted or bonus stock, or other performance awards. Recipients of restricted stock awards may not sell or transfer the shares until the restricted period lapses and shares have not been forfeited due to termination of employment. During the restriction period, the recipient is entitled to the right to vote and receive dividends. In 1991, 81,000 shares of restricted stock were awarded under the 1987 Plan, of which none remained outstanding at the end of 1994. The Plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Options granted under all plans become exercisable at such times as the Compensation & Nominating Committee has determined, but not later than ten years from the date of the grant. No further options may be granted under the 1982 or 1987 Plans.

In August 1994, the Company granted 124,272 options under the 1992 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $42.625. The options were exercised and stock was issued from the Company's treasury shares. A note receivable was obtained from the officers and collateralized by the stock. In addition, each participant has entered into a risk sharing agreement which, among other things, limits the gains and losses associated with stock in the event of a future sale. (See Note 15.)

The Company realizes income tax benefits from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in capital in excess of par value.

NOTE 7:  STOCK OPTIONS (con't)

Transactions involving outstanding stock options under these plans were as follows:

                                                          NUMBER OF COMMON SHARES                      OPTION PRICE
                                                     ---------------------------------         ----------------------------------

                                                     1982 PLAN  1987 PLAN  1992 PLAN           PER SHARE             AGGREGATE
=================================================================================================================================
                                                                                                                  (In thousands)
Outstanding at December 31, 1991                        65,418    399,344           -          $  22.25 - 49.25        $  13,992
   Granted                                                   -          -      17,000                     35.25              599
   Exercised                                           (37,326)   (92,169)          -             23.88 - 39.00           (3,737)
   Cancelled/expired                                   (28,092)   (65,732)          -             23.88 - 34.38           (3,611)
- ---------------------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1992                             -    241,443      17,000             22.25 - 49.25            7,243
   Granted                                                   -          -     196,000                     44.63            8,747
   Exercised                                                 -    (93,886)       (600)            23.88 - 44.63           (2,377)
   Cancelled/expired                                         -     (9,340)     (4,900)            23.88 - 44.63             (495)
- ---------------------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 1993                             -    138,217     207,500             22.25 - 49.25           13,118
   Granted                                                   -          -     490,772             37.50 - 47.50           22,028
   Exercised                                                 -    (44,103)   (130,372)            23.25 - 44.63           (6,739)
   Cancelled/expired                                         -    (21,540)    (18,500)            23.88 - 49.25           (1,826)
- ---------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1994                             -     72,574     549,400          $  23.88 - 47.50        $  26,581
=================================================================================================================================

Exercisable at:
   December 31, 1992                                         -    168,469       3,533
   December 31, 1993                                         -    114,578      49,243
   December 31, 1994                                         -     69,215     165,590


Available for grant:
   December 31, 1994                                         -          -      84,628
=================================================================================================================================

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:  SALE OF FOREIGN PUBLISHING OPERATIONS

In the fourth quarter of 1992, the Company announced the sale of certain foreign operations. The assets sold included the publishing and distribution operations of Gollancz (Holdings) Limited, a wholly owned subsidiary based in England, and the majority of the school publishing rights owned by Houghton Mifflin Canada Limited. The Company's net income for 1992 included a pre-tax loss of $13.5 million resulting from the disposition of these operations, including unamortized Gollancz goodwill of $9.2 million. The after-tax transaction losses in 1992 related to the sale of foreign operations amounted to $7.0 million, or $.50 per share.

A summary of the net sales and financial performance of the foreign operations sold that are included in the Company's consolidated results at December 31, 1992, is set forth in the following table:

In thousands, except per share amounts
- --------------------------------------------------------

Net sales                                        $14,299
                                                 =======

Operating loss                                    (2,453)
Net interest expense                                (389)
                                                 -------

Net loss                                         ($2,842)
                                                 ========
Net loss per share                                ($0.20)
                                                 ========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:  ACQUISITIONS

The Company acquired McDougal, Littell & Company ("McDougal"), a leading publisher of high school and elementary textbooks, on March 1, 1994, for $130.3 million. The acquisition was initially financed through a combination of operating cash and $100 million in short-term bank debt. The short-term bank debt was repaid on April 5, 1994, with the proceeds from a $100 million public debt offering. The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The costs of purchased editorial rights and the excess of the net assets acquired, or goodwill, are being amortized on a straight-line basis over a period that averages twenty years.

The following unaudited summary pro forma information combines the consolidated results of operations as if McDougal had been acquired as of January 1, 1993. Pro forma adjustments reflecting anticipated efficiencies in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the type of permitted pro forma adjustments, the Company believes that this unaudited pro forma consolidated financial information is not indicative of future results of operations, nor the results of historical operations had the acquisition of McDougal been consummated as of the assumed date.

Years ended December 31,                               1994         1993
- ------------------------------------------------------------------------
In millions, except per share amounts
Net sales                                         $  484.8      $  523.1
Income before extraordinary item                      46.6          24.0
Net income                                            45.3          23.0
Net income per share                              $   3.28      $   1.66

In October 1992, the test publishing assets of the Assessment Division of DLM, Inc. (DLM), were acquired for $17 million in cash. The assets included the publishing rights for and inventory of a list of clinical/special needs assessment products.

The publishing assets of College Survival, Inc., publisher of "Becoming a Master Student", one of the best-selling domestic college textbooks, were purchased on December 31, 1992, for $10 million in cash.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9:  ACQUISITIONS (CON'T)

The DLM and College Survival assets acquired were accounted for under the purchase accounting method. The cost in excess of the net assets acquired is being amortized on a straight line basis over a period not to exceed fifteen years.

The following table presents the unaudited pro forma consolidated results of operations for the assets acquired as if both transactions had occurred on January 1, 1992. The results give effect to adjustments for the amortization of publishing rights, goodwill, and net interest expense. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of 1992, or of results which may occur in the future.

Year ended December 31,                                1992
- -----------------------------------------------------------
In millions, except per share amounts
Net sales                                          $  469.2
Income before cumulative effect of
 accounting changes                                    21.6
Net income                                              6.9
Net income per share                               $    .49

In October 1992, a 17.5% ownership interest in Cassell PLC, a privately held company based in London, England, was acquired for $4.4 million in cash.
Cassell publishes general works with particular emphasis on the reference area. Cassell, in a separate transaction, purchased the Gollancz (Holdings) Limited publishing subsidiary in October 1992. The Cassell PLC investment was accounted for using the cost method for presentation in the consolidated financial statements at December 31, 1993. Subsequent to the completion of a public offering of Cassell's ordinary shares in June 1994, the investment in Cassell is now carried at fair value.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10:  SPECIAL CHARGES

In 1994, the Company substantially completed the reorganization of certain administrative and corporate functions begun in 1991. These actions, as well as other measures taken over the past four years, are expected to hold down operating costs and increase efficiency. A summary of the principal actions taken in 1994 and 1993, and the related costs is set forth in the table below:

Years ended December 31,                          1994           1993
- ---------------------------------------------------------------------------
In thousands, except per share amounts

Corporate and divisional workforce
 realignment                                     $ 3,560       $ 7,500
Facilities sale and consolidations                 1,982           900
Disposal of tangible and intangible
  assets                                             971             -
Headquarters relocation                                -         2,160
                                                 -------       -------
                                                   6,513        10,560
Income tax benefit                                 2,475         3,960
                                                 -------       -------
Net charge to net income                         $ 4,038       $ 6,600
                                                 =======       =======

Per share cost                                   $   .29       $   .48
                                                 =======       =======

The Company eliminated approximately 200 positions as a result of these actions. As of December 31, 1994, approximately $8.8 million has been paid to employees in the form of salary continuance and other benefits related to these restructurings. The remaining liability of $2.4 million at December 31, 1994 is expected to be fully paid in 1995. There were no material differences between the amounts accrued above and the payments against the liabilities recognized.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11:  PREFERRED STOCK PURCHASE PLAN

In December 1988, the Company adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. The Rights are attached to the common stock and do not have voting or dividend rights, and until they become exercisable, can have no dilutive effect on the earnings of the Company. Each Right, when exercisable, entitles the holder to purchase, at an exercise price of $125, one one-thousandth of a share of Series A Junior Participating Preferred Stock. The Rights will become exercisable after a person or group has acquired ownership of 20% or more of the outstanding common stock, or the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the common stock, or the determination by the Continuing Directors that a person or group which has acquired a substantial amount (at least 15%) of the outstanding common stock is an Adverse Person (as defined in the Rights Agreement). Any declaration by the Continuing Directors that a person is an Adverse Person, any acquisition of 30% or more of the outstanding common stock (except pursuant to an offer the Outside Directors have determined is fair to, and in the best interest of, the Company and its stockholders) and certain mergers, sales of assets, or other "self-dealing" transactions with a holder of 20% or more of the outstanding common stock, may entitle each Right holder, other than the potential acquirer, to receive upon exercise of each Right an amount of common stock or common stock of the acquirer in the case of certain mergers or sales of assets, having a market value equal to twice the exercise price of the Right. In general, the Company may redeem the Rights in whole at a price of $.05 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Company may not redeem the Rights if the Continuing Directors have declared someone to be an Adverse Person. The Rights will expire in December 1998.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12: COMMITMENTS AND CONTINGENCIES

OPERATING LEASE OBLIGATIONS
The Company has leases for various real property and equipment for warehouse and office facilities which expire at various dates. Certain leases contain renewal and escalation clauses for the Company's proportionate share of operating expenses.

The future minimum rental commitments under all noncancelable leases for real estate and equipment are payable as follows:

Years                                               In thousands
- ----------------------------------------------------------------
1995                                                   $  11,991
1996                                                      11,087
1997                                                      10,000
1998                                                       9,420
1999                                                       8,460
Thereafter                                                54,349
- ----------------------------------------------------------------
Total minimum lease payments                            $105,307
================================================================

Rent expense, net of sublease income, was approximately $11,614,000 in 1994; $9,850,000 in 1993; and $11,100,000 in 1992.

Prior to 1994, the Company had capital leases for various equipment which were recorded as machinery and equipment in the accompanying financial statements. At December 31, 1993, the capitalized basis was $5,925,000, less accumulated depreciation of $2,551,000.


OTHER OBLIGATIONS
In August 1994, the Company sold in a private placement 2,000 put warrants on 200,000 shares of its common stock. Each warrant obligates Houghton Mifflin Company to purchase 100 shares of Common Stock at $38.00 per share if the counterparty exercises in August 1995. The total exercise price of $7.6 million has been reflected in the Company's financial statements at December 31, 1994, as a provisional liability with the offset as a reduction of capital in excess of par value. The proceeds from the sale of the put option were $430,000 and have been included in capital in excess of par value.


CONTINGENCIES
The Company is involved in ordinary and routine litigation incidental to its business. There are no pending legal proceedings that would materially affect the financial position of the Company.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13:  SOFTWARE DIVISION PUBLIC OFFERING

In March 1994, the Company's former Software Division, a developer of software tools for proofreading, reference and information management, completed a public offering of 3,450,000 shares at an offering price of $15 per share. In connection with the public offering, the Company received a cash dividend of $32,860,000 from the newly-formed successor company to the Software Division, InfoSoft International, Inc. ("InfoSoft"). An after-tax gain of $22.8 million, or $1.65 per share, was recognized in connection with the InfoSoft public offering. Upon the completion of the offering, the Company transferred the assets, businesses and employees of the Software Division to InfoSoft. The Company retained an ownership interest of 40.1% in the successor company subsequent to the transfer. In addition, the Company and InfoSoft have entered into a services agreement whereby general administrative services are provided by the Company and reimbursed by InfoSoft. A portion of the facilities currently leased by the Company have been placed under a subleasing agreement ending December 31, 1995, subject to earlier termination as provided in the agreement.

The Company's recognition of earnings from its investment is based upon the
equity method of accounting.   The equity earnings included in the Company's
results of operations are based primarily upon the Software Division's historical results adjusted for estimated changes in the current business environment. Accordingly, differences between estimated annual equity income and actual InfoSoft earnings will be reflected in the succeeding year.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14:  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
The carrying amount approximates fair value due to the short-term maturity of the instruments.

INVESTMENTS
The fair value of the Company's investments is estimated based on the quoted market prices for these securities at December 31, 1994.

LONG-TERM DEBT
The fair value of the Company's fixed rate long-term debt is estimated based on the quoted market prices for the same or similar issues or maturities.

INTEREST RATE SWAP AGREEMENTS
The fair value of interest rate swap agreements (used for purposes other than trading) is the estimated amount that the Company would pay to terminate the agreement taking into account interest rates and the credit-worthiness of the swap counterparty. The Company has established reserves at December 31, 1994 for exposure under its 1993 swap agreement essentially equivalent to the cost to terminate the agreement.

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1994 and 1993 are as follows:

                                                     Carrying             Fair
   In thousands                                         Amount           Value
   ---------------------------------------------------------------------------
   1994
   ---------------------------------------------------------------------------
   Cash, cash equivalents and
     marketable securities                           $ 47,193       $ 47,193
   Investments:
     InfoSoft International, Inc.                      10,783         81,525
     Cassell PLC                                        2,749          2,749
   Long-term debt                                     (99,445)       (91,500)

   ---------------------------------------------------------------------------
   1993
   ---------------------------------------------------------------------------
   Cash, cash equivalents and
     marketable securities                           $ 84,956       $ 84,956
   Commercial paper                                   (24,605)       (25,000)
   Senior notes                                       (25,000)       (28,000)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15:   RELATED PARTIES

The Company presently holds notes receivable for a total of $5.8 million from certain corporate officers and members of the Board of Directors. The Company provided financing in 1994 to effect the purchase of an aggregate of 138,272 shares of the Company's common stock at the fair market value on August 24, 1994, of $42.625 per share. The loans bear an interest rate of 8% and are due in the fourth quarter of 1999. Loans made to officers are collateralized by the shares of common stock purchased and supported by a risk sharing agreement which provides, among other things, for the Company to share in 50% of the gain on any shares sold before the third anniversary. The Company will share in 50% of the loss on any shares sold after the third anniversary. Loans provided to members of the Board of Directors are unsecured. A director who sells shares purchased with Company financing is responsible for 100% of any resulting loss. The notes receivable are shown as a reduction in equity in the consolidated financial statements.

NOTE 16. SEGMENT INFORMATION

The Company's principal business is publishing and is divided into two segments:
(a) textbooks and other educational materials and services for the school and college markets; and
(b) general publishing, including fiction, nonfiction, software, children's books, and reference materials.

A comparative summary of information about the Company's operations by segment for the years 1994, 1993, and 1992 appears below. Net corporate expenses include certain corporate officer compensation costs, certain system development costs, certain occupancy costs, stockholder reporting expenses, Board of Directors fees and expenses, and legal and consulting fees. Corporate assets are principally cash and cash equivalents, marketable securities, and deferred income taxes.

 ------------------------------------------------------------------------------------------------------------------------------
                                                Textbooks and
                                              other educational
                                                materials and                         General
In thousands                                       services                         publishing      Corporate      Consolidated
===============================================================================================================================
1994
===============================================================================================================================
Net sales from ongoing operations         $        387,427                      $      93,811   $          -   $       481,238
Net sales from former Software Division                  -                              1,838              -             1,838
- ------------------------------------------------------------------------------------------------------------------------------
Net sales                                          387,427                             95,649              -           483,076
- ------------------------------------------------------------------------------------------------------------------------------
Income from ongoing operations                      68,216                              7,275              -            75,491
Income from former Software Division                     -                                117              -               117
- ------------------------------------------------------------------------------------------------------------------------------
Segment income                                      68,216                              7,392              -            75,608
- ------------------------------------------------------------------------------------------------------------------------------
Net corporate expenses                                   -                                  -        (15,631)          (15,631)
Special charges                                     (4,575)                              (502)        (1,436)           (6,513)
Gain on sale of interest in Software
 Division                                                -                             36,212              -            36,212
Interest expense, net                                    -                                  -         (6,509)           (6,509)
Equity in earnings of InfoSoft
 International, Inc.                                     -                              1,973              -             1,973
- ------------------------------------------------------------------------------------------------------------------------------
Income before taxes and extraordinary item          63,641                             45,075        (23,576)           85,140
- -----------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                172,799                             99,121         95,004           366,924
Acquired assets                                    130,342                                  -              -           130,342
- ------------------------------------------------------------------------------------------------------------------------------
Total assets                                       303,141                             99,121         95,004           497,266
- ------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense               39,439                              1,692          3,285            44,416
Purchase of property, plant, and
 equipment, including book plates                   30,410                              1,277          2,033            33,720
===============================================================================================================================
1993
==============================================================================================================================
Net sales from ongoing operations          $       357,198                       $     92,215    $         -    $      449,413
Net sales from former Software Division                  -                             13,556              -            13,556
- ------------------------------------------------------------------------------------------------------------------------------
Net sales                                          357,198                            105,771              -           462,969
- ------------------------------------------------------------------------------------------------------------------------------
Income from ongoing operations                      68,933                              8,325              -            77,258
Income from former Software Division                     -                              3,537              -             3,537
- ------------------------------------------------------------------------------------------------------------------------------
Segment income                                      68,933                             11,862              -            80,795
- ------------------------------------------------------------------------------------------------------------------------------
Net corporate expenses                                   -                                  -        (18,865)          (18,865)
Special charges                                     (4,976)                                 -         (5,584)          (10,560)
Interest expense, net                                    -                                  -         (2,347)           (2,347)
- ------------------------------------------------------------------------------------------------------------------------------
Income before taxes and extraordinary
 item                                               63,957                             11,862        (26,796)           49,023
- ------------------------------------------------------------------------------------------------------------------------------
Total assets                                       175,378                             84,559        138,149           398,086
- ------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense               34,044                              1,600          3,717            39,361
Purchase of property, plant, and
 equipment, including book plates                   26,918                              3,182          6,424            36,524
==============================================================================================================================
1992
==============================================================================================================================
Net sales from ongoing operations         $        348,581                      $      81,767   $          -   $       430,348
Net sales from former Software Division                  -                             10,059              -            10,059
Net sales from foreign operations sold               4,920                              9,379              -            14,299
- ------------------------------------------------------------------------------------------------------------------------------
Net sales                                          353,501                            101,205              -           454,706
- ------------------------------------------------------------------------------------------------------------------------------
Income from ongoing operations                      57,555                              6,116              -            63,671
Income from former Software Division                     -                              2,911              -             2,911
Loss from foreign operations sold                     (535)                            (1,918)             -            (2,453)
- ------------------------------------------------------------------------------------------------------------------------------
Segment income                                      57,020                              7,109              -            64,129
- ------------------------------------------------------------------------------------------------------------------------------
Net corporate expenses                                   -                                  -        (19,819)          (19,819)
Loss on sale of foreign publishing
 operations                                         (1,468)                           (12,059)             -           (13,527)
Interest expense, net                                    -                                  -         (2,339)           (2,339)
- ------------------------------------------------------------------------------------------------------------------------------
Income before taxes and
 cumulative effect of accounting
  changes                                           55,552                             (4,950)       (22,158)           28,444
- ------------------------------------------------------------------------------------------------------------------------------
Identifiable assets                                152,844                             75,704        109,479           338,027
Acquired assets                                     27,040                              4,354          2,000            33,394
- ------------------------------------------------------------------------------------------------------------------------------
Total assets                                       179,884                             80,058        111,479           371,421
- ------------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense               37,233                              1,862          3,185            42,280
Purchase of property, plant, and
 equipment, including book plates                   33,752                              1,632          2,802            38,186
==============================================================================================================================

                  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS

         (Unaudited, in thousands of dollars except per share amounts)


                                              First      Second       Third     Fourth
1994                                        Quarter     Quarter     Quarter    Quarter        Year
==================================================================================================
Net sales                                  $ 49,388    $117,141    $230,304   $ 86,243    $483,076
Gross profit (net sales less cost of
 sales)                                      11,522      61,475     141,485     37,920     252,402
Net income (loss) before extraordinary
 item                                         3,210       8,700      47,573     (7,053)     52,430
Extraordinary item, net of taxes             (1,239)          -           -          -      (1,239)
- --------------------------------------------------------------------------------------------------
Net income (loss)                          $  1,971    $  8,700    $ 47,573   $(7,053)    $ 51,191
==================================================================================================

Per share:
Net income (loss) before extraordinary
 item                                      $   0.23    $   0.63    $   3.45   $ (0.51)    $   3.79
Extraordinary item, net of taxes              (0.09)          -           -          -       (0.09)
- --------------------------------------------------------------------------------------------------
Net income (loss)                          $   0.14    $   0.63    $   3.45   $ (0.51)    $   3.70
==================================================================================================

1993
==================================================================================================
Net sales                                  $ 49,721    $121,204    $208,510   $ 83,534    $462,969
Gross profit (net sales less cost of
 sales)                                      14,148      61,496     120,226     39,130     235,000
Net income (loss) before extraordinary
 item                                       (14,933)      4,482      41,544        280      31,373
Extraordinary item, net of taxes                  -      (1,002)          -          -      (1,002)
- --------------------------------------------------------------------------------------------------
Net income (loss)                          $(14,933)   $  3,480    $ 41,544   $    280    $ 30,371
==================================================================================================

Per share:
Net income (loss) before extraordinary
 item                                      $ (1.08)    $   0.32    $   3.00   $   0.02    $   2.27
Extraordinary item, net of taxes                  -       (0.07)          -          -       (0.07)
- --------------------------------------------------------------------------------------------------
Net income (loss)                          $ (1.08)    $   0.25    $   3.00   $   0.02    $   2.20
==================================================================================================

THE ABOVE QUARTERLY INFORMATION INDICATES THE SEASONAL FLUCTUATIONS OF THE COMPANY'S EDUCATIONAL PUBLISHING BUSINESS.

THE FIRST QUARTER OF 1994 AND THE SECOND QUARTER OF 1993 INCLUDE CHARGES RELATED TO THE COMPANY'S CORPORATE AND DOMESTIC PUBLISHING OPERATIONS WHICH ARE OF AN UNUSUAL NATURE. NOTE 10 TO THE CONSOLIDATED FINANCIAL STATEMENTS DESCRIBE THE TRANSACTIONS AND RELATED FINANCIAL STATEMENT IMPACT.


IN THE SECOND QUARTER OF 1993, THE COMPANY COMPLETED AN EARLY REDEMPTION OF $25 MILLION OF 8.78% SENIOR NOTES DUE DECEMBER 1994. THE EXTRAORDINARY LOSS OF $1.0 MILLION IS NET OF AN INCOME TAX BENEFIT OF $.6 MILLION. IN THE FIRST QUARTER OF 1994, THE COMPANY COMPLETED AN EARLY REDEMPTION OF $25 MILLION OF 8.78% SENIOR NOTES DUE MARCH 1997. THE EXTRAORDINARY LOSS OF $1.2 MILLION IS NET OF AN INCOME TAX BENEFIT OF $.8 MILLION. NOTE 4 TO THE CONSOLIDATED FINANCIAL STATEMENTS DESCRIBES THE TRANSACTIONS.


THE FIRST QUARTER OF 1994 INCLUDES AN AFTER-TAX GAIN OF $22.8 MILLION, OR $1.65 PER SHARE, IN CONNECTION WITH THE PUBLIC OFFERING OF INFOSOFT INTERNATIONAL, INC., THE SUCCESSOR COMPANY TO THE COMPANY'S FORMER SOFTWARE DIVISION. NOTE 13 TO THE CONSOLIDATED FINANCIAL STATEMENTS DESCRIBES THE TRANSACTION.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
- -------    ---------------------------------------------------------------
          Financial Disclosure
          --------------------

           None

                                   PART III

Item 10.   Directors and Executive Officers of the Company
- --------   -----------------------------------------------

           Information with respect to directors is incorporated herein by reference to the Proxy Statement for the 1995 Annual Meeting of Stockholders (the "1995 Proxy Statement"), and information with respect to Executive Officers is set forth in Part I, Item 4 of this report under the heading "Executive Officers of the Company" on pages 8-10 herein.

Item 11.   Executive Compensation
- --------   ----------------------

           Incorporated herein by reference to the 1995 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
- --------   --------------------------------------------------------------

           Incorporated herein by reference to the 1995 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions
- --------   ----------------------------------------------

           Incorporated herein by reference to the 1995 Proxy Statement.

                                    PART IV

Item 14.   Exhibits, Financial Statements and Schedule, and Reports on Form 8-K
- --------   --------------------------------------------------------------------

  (a)   1. Consolidated Financial Statements are listed in the accompanying
             Index to Consolidated Financial Statements on page 24.

        2. Financial Statement Schedule for the years ended December 31, 1994, 1993, and 1992 (Unaudited):

           II - Consolidated Valuation and Qualifying Accounts       Page 58

           All other Schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or they are not required submissions.

        3. Exhibits
           --------

           The exhibits listed in the accompanying Index to Exhibits, in response to this item, set forth on page 59-61 herein, are filed as part of this Report.

  (b)      Reports on Form 8-K filed in the fourth quarter of 1994
           -------------------------------------------------------

           None

                           HOUGHTON MIFFLIN COMPANY
                 SCHEDULE II - CONSOLIDATED VALUATION ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
                           (IN THOUSANDS OF DOLLARS)

                                              Additions
                                  Balance at   charged                    Balance
                                  beginning   (credited)                   at end
                                   of year    to income    Retirements    of year
                                  ----------  ----------   -----------    ------
1994
- ----
Allowance for book returns        $   12,325  $     511   $          -    $12,836
Allowance for authors' advances       11,866      2,593          3,380    $11,079

1993
- ----
Allowance for book returns        $   16,671  $  (4,346)  $          -    $12,325
Allowance for authors' advances        9,545      2,466            145     11,866

1992
- ----
Allowance for book returns        $   15,878  $     793   $          -    $16,671
Allowance for authors' advances       10,705      2,351          3,511      9,545

                           HOUGHTON MIFFLIN  COMPANY
                               INDEX TO EXHIBITS
                                (Item 14(a)(3))

Exhibit No.    Description of Document                    Page number in this report*
- -----------    -----------------------                    ---------------------------
 (3)(i)        Restated Articles of Organization          Filed as Exhibits (4.1) and (4.2)
               of the Company                             to Registration Statement No.
                                                          33-14850 as amended, and
                                                          incorporated herein by
                                                          reference thereto

               Amendment to Restated Articles             Filed as part of Exhibit (1)
               of Organization of the                     to Form 8-K on December 16,
               Company in the form of a                   1988, and incorporated herein
               certificate of vote of                     by reference thereto
               directors establishing a
               series of a class of stock

 (3)(ii)       By-laws of the Company                     Filed as Exhibit (3) to Form 10-K for
                                                          the year ended  December 31, 1990,
                                                          and incorporated  herein by
                                                          reference thereto

 (4)           Registration Statement                     Filed on June 20, 1967, and
               under the Securities Exchange              incorporated herein by
               Act of 1934 on Form 10 dated               reference thereto
               June 20,1967, as amended, with
               particular reference to the
               description of the common
               stock of the Company

               Rights Agreement between                   Filed as Exhibit (1) to Form
               the Company and the First                  8-K on December 16, 1988,
               National Bank of Boston, as                and incorporated herein by
               Rights Agent                               reference thereto

 (9)           Registration Statement under               Filed September 4, 1992, and
               the Securities Exchange Act of             incorporated herein by reference
               1934 on Form S-3 dated                     thereto
               September 4, 1992

(10)(ii)       Benefits Trust Agreement between           Filed as Exhibit (10)(ii)
(C)            Houghton Mifflin Company and               (C) to Form 10-K for the year
               State Street Bank and Trust                ended December 31, 1992, and
               Company dated June 3, 1992                 incorporated herein by reference thereto

(10)(ii)       Lease between Two Twenty Two               Filed as Exhibit (10) (ii)
(D)            Berkeley Venture, as Landlord,             (D) to Form 10-K for the year
               and Houghton Mifflin Company, as           ended December 31, 1991, and
               Tenant                                     incorporated herein by
                                                          reference thereto

               *Page number refers to sequentially numbered copy

                           HOUGHTON MIFFLIN COMPANY
                               INDEX TO EXHIBITS
                                (Item 14(a)(3))


Exhibit No.  Description of Document             Page number in this report*
- -----------  -----------------------             --------------------------
(10)(iii)    Form of Senior Executive            Filed as Exhibit (10) (iii)
(A)          Severance Agreement                 (A) to Form 10-K for the year
                                                 ended December 31, 1989, and
                                                 incorporated herein by
                                                 reference thereto

             Key Editors' Severance              Filed as Exhibit (10)(iii)(A)
             Benefit Plan                        to Form 10-K for the year ended
                                                 December 31, 1987, and
                                                 incorporated herein by reference
                                                 thereto

             Severance Agreement                 Filed as Exhibit (10)(iii)(A)
                                                 to Form 10-K for year ended
                                                 December 31, 1993, and
                                                 incorporated herein by reference
                                                 thereto


             Agreement and                       Pages 62 - 64
             General Release

             Form of Supplemental                Filed as Exhibit (10)(iii)(A)
             Deferred Savings and                to Form 10-K for the year ended
             Thrift Plan Contribution            December 31, 1985, and
             Agreement                           incorporated herein by reference
                                                 thereto

             Supplemental Benefits               Filed as Exhibit (10)(iii)(A) to
             Plan                                Form 10-K for the year ended
                                                 December 31, 1988, and
                                                 incorporated herein by reference
                                                 thereto

             Non-employee Directors              Filed as Exhibit (10)(iii)(A) to
             Retirement Benefit Plan             Form 10-K for the year ended
                                                 December 31, 1990, and
                                                 incorporated herein by reference
                                                 thereto

             *Page number refers to sequentially numbered  copy

                           HOUGHTON MIFFLIN COMPANY
                               INDEX TO EXHIBITS
                                (Item 14(a)(3))

Exhibit No.  Description of Document                  Page number in this report*
- -----------  -----------------------                  --------------------------

             Trust Agreement for the                  Filed as Exhibit (10)(iii)(A)
             Houghton Mifflin Pension Plan            to Form 10-K for the year ended
             with State Street Bank and               December 31, 1990, and
             Trust Company                            incorporated herein by
                                                      reference thereto

             1994 Executive Stock                     Filed as Exhibit (10)(iii)(A)
             Purchase Plan                            to Form 10-Q for the quarter ended
                                                      September 30, 1994, and incorporated
                                                      herein by reference thereto

             Form of Option Grant                     Filed as Exhibit (10)(iii)(A)
             and Exercise Agreement                   to Form 10-Q for the quarter ended
                                                      September 30, 1994, and incorporated
                                                      herein by reference thereto

             Non-Employee Directors                   Filed  as Exhibit (10)(iii)(A)
             Stock Purchase Plan                      to Form 10-Q for the quarter ended
                                                      September 30, 1994, and incorporated
                                                      herein by reference thereto

             Forms of Stock Purchase Agreement        Filed  as Exhibit (10)(iii)(A)
                                                      to Form 10-Q for the quarter ended
                                                      September 30, 1994, and incorporated
                                                      herein by reference thereto

(12)         Computation of Ratio                     Page 65
             of Earnings to Fixed Charges

(21)         List of Subsidiaries                     Page 66

(23)         Consents of Experts and Counsel          Page 67

(27)         Financial Data Schedule                  Page 68



             *Page number refers to sequentially numbered copy

                               EXHIBIT 10(III) A

                         AGREEMENT AND GENERAL RELEASE


     Houghton Mifflin Company (the "Company") and Michael Melody (the "Employee") agree that the following sets out their complete agreement and understanding regarding the separation of the Employee from the Company's employ:

1. The Company and the Employee agree that the Employee's employment with the Company shall terminate effective September 30, 1994.

2. The status of the Employee's benefits at separation from employment, including severance pay, are set forth in the attached memorandum from Margaret M. Doherty and letter from Nader F. Darehshori, both dated August 25, 1994. In addition, the Company will (1) make the 1994 federal income tax gross up payments, related to the restricted stock awarded to the Employee during 1994, at the time and on the same basis as such payments are made for others who qualify for such payments; (2) prior to October 31, 1994, release to the Employee the balance in his deferred compensation account; the current balance in that account is $125,652; and (3) after January 15, 1995, release to the Employee the balance in the supplemental ESTP account, which is currently estimated to be $2,353.00. The consideration from the Company set forth in Paragraph 2 above constitutes full settlement of any and all claims that the Employee may have against the Company, its successors, assigns, affiliates, or any of its officers, directors, shareholders, employees, agents, or representatives, for compensation or otherwise.

3. In consideration for the promises made by the Company in this Agreement, the Employee, on behalf of himself, his agents, assignees, attorneys, heirs, executors and administrators, fully releases the Company and its successors, assigns, parents, subsidiaries, divisions, affiliates, officers, directors, shareholders, employees, agents and representatives from any and all liability, claims, demands, actions, causes of action, suits, grievances, debts, sums of money, controversies, agreements, promises, damages, back and front pay, costs, expenses, attorneys' fees, and remedies of any type, by reason of any matter, cause, act or omission arising out of or in connection with his employment or separation from employment with the Company, including without limiting the generality of the foregoing, claims, demands or actions under Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act of 1967 as amended, the Rehabilitation Act of 1973, the Civil Rights Act of 1866, the Massachusetts Fair Employment Practices Act, any other federal, state, or local statute or regulation regarding employment, discrimination in employment, or the termination of employment, and the common law of any state relating to employment contracts, wrongful discharge, or any other matter.

4. In consideration for the promises made by the Employee in this Agreement, the Company, on behalf of itself, and its successors, assigns, subsidiaries, divisions, affiliates, officers, directors, shareholders, employees, agents and representatives, fully releases the Employee, his agents, assignees, attorneys, heirs, executors, and administrators, from any and all liability, claims, demands, actions, causes of action, suits, grievances, debts, sums of money, controversies, agreements, promises, damages, back and front pay, costs, expenses, attorneys' fees, and remedies of any type, by reason of any matter, cause, act or omission arising out of or in connection with his employment or separation from employment with the Company.

5. The Employee understands and agrees that the existence and terms of this Agreement and General Release are confidential and shall not be disclosed to any third party, other than the Employee's spouse, attorney, or financial advisor, without the written consent of the Company.

6. The existence and execution of this Agreement and General Release shall not be considered, and shall not be admissible in any proceeding, as an admission by the Company, or its agents or employees, of any liability, error, violation or omission.

7. This Agreement and General Release shall be binding upon and shall be for the benefit of the Company and the Employee, as well as their respective heirs, personal representatives, successors and assigns.

8. The provisions of this Agreement and General Release shall be severable, and the invalidity of any provision shall not affect the validity of the other provisions.

9. The Employee also acknowledges that during the course of his employment with the Company, he has acquired confidential information about the Company, including but not limited to information about its business and publishing plans, operations, authors, customers, suppliers, and operations. The Employee agrees not to disclose any such information to anyone without the written consent of the Company.

10. The Employee acknowledges that the Company advised him in writing to consult with an attorney before executing this Agreement, that he was given a period of 21 days within which to consider the consideration for this Agreement, that he had an adequate opportunity to review the Agreement with an attorney, that he fully understands its terms, that he was not coerced into signing it, and that he has signed it knowingly and voluntarily.

11. This Agreement and General Release shall take effect seven days after the Employee executes it. The Employee has the right to revoke this Agreement during a period of seven days following his execution of this Agreement. In order to revoke the Agreement, he must notify Gary L. Smith, Senior Vice President, of the Company, in writing of his decision to revoke, and said notice must be received by Mr. Smith no later than seven days following the execution of this Agreement. If he revokes this Agreement, he shall promptly repay to the Company all consideration paid under this Agreement to which he is not otherwise entitled.

     HOUGHTON MIFFLIN COMPANY            NAME:

     BY /s/ Gary L. Smith                /s/ Michael E. Melody
        --------------------             -----------------------

     DATED: September 22, 1994           DATED: September 22, 1994

                                         Subscribed and sworn before me
                                        this 22 day of September,
                                         1994.

                                         Notary Public  /s/ Kathleen A. Rideout
                                                      -------------------------
                                        my commission expires 7/27/95

HOUGHTON MIFFLIN COMPANY LETTERHEAD APPEARS HERE


August 25, 1994


PERSONAL & CONFIDENTIAL
- -----------------------

Mr. Michael Melody
Houghton Mifflin Company
222 Berkeley Street
Boston, MA  02116

Dear Mike:

     This letter will confirm our discussions concerning the terms of your separation from employment with Houghton Mifflin Company, effective September 30, 1994. As we have agreed, you will receive the following benefits:

          - Salary continuation for 6 months (through March 31, 1995) at your current rate of pay.

          - You will be eligible to receive incentive compensation for 1994 on a full year basis under the terms of the 1994 Senior Executive Incentive Compensation Plan.

          - $60,000 in consulting fees for the last calendar quarter of 1994 for assignments that we have discussed.

          - Your health insurance benefits will continue at your current rate of contribution through April 30, 1995, after which time you will be entitled to purchase medical insurance through Houghton Mifflin for a period of 18 months at 102% of the premium.

          - You will be entitled to use the tax preparation services of Ernst & Young for the filing of your 1994 tax return.

          - We will accelerate your non-vested stock options so that you will be able to exercise options to purchase a total of 1,500 shares at $23.25 per share pursuant to the October 1, 1990 option grant and 1,000 shares at $23.875 per share pursuant to your January 30, 1991 option grant. The non-vested options (300 pursuant to the 1990 grant and 200 pursuant to the 1991 grant) will be exercisable between October 1, and December 31, 1994.

     As you know, these benefits go well beyond our policy and therefore we will require our standard release of claims in exchange. We will provide you with full details within the next couple of days. In the meantime, if you have any questions, please talk to Gary Smith.

     It has been a pleasure to work with you. I appreciate your cooperation in working out these arrangements and look forward to continuing to work with you over the next few months.

                                                Sincerely,

                                                /S/ Nader F. Darehshori
                                                -----------------------
                                                Nader F. Darehshori

                           HOUGHTON MIFFLIN COMPANY
        EXHIBIT 12 - COMPUTATIONS OF RATIO OF EARNINGS TO FIXED CHARGES
                             (DOLLARS IN MILLIONS)

                                     YEARS ENDED DECEMBER 31,
                           --------------------------------------------

                              1994(B)   1993(A)   1992   1991   1990
                              -------   -------   ----   ----   ----
Earnings before fixed
 charges:
 Income from continuing
  operations                  $52.4     $31.4     $19.0  $25.1  $18.0
 Provision for income taxes    32.7      17.7       9.4   15.3   13.2
                              -----     -----     -----  -----  -----
Income from continuing
 operations before taxes,
 extraordinary item and
 cumulative effect of
 accounting changes            85.1      49.1      28.4   40.4   31.2
 Interest expense*              6.5       3.6       4.4    6.1    5.9
 Interest portion of rental
 expense**                      3.4       3.3       3.7    3.7    3.6
                              -----     -----     -----  -----  -----
Earnings before fixed
 charges                      $95.0     $56.0     $36.5  $50.2  $40.7
                              =====     =====     =====  =====  =====
Fixed charges:
 Interest expense *           $ 6.5     $ 3.6     $ 4.4  $ 6.1  $ 5.9
 Interest portion of rental
 expense**                      3.4       3.3       3.7    3.7    3.6
                              -----     -----     -----  -----  -----

Total fixed charges           $ 9.9     $ 6.9     $ 8.1  $ 9.8  $ 9.5
                              =====     =====     =====  =====  =====
Ratio of earnings to fixed
 charges                        9.6       8.1       4.5    5.1    4.3
                              =====     =====     =====  =====  =====

(A) On June 4, 1993, the Company completed an early redemption of $25 million in senior notes due December 15, 1994. The company recognized an extraordinary loss of $1.0 million, net of a tax benefit of $0.6 million. The extraordinary loss is excluded from earnings before fixed charges and interest expense in calculating the ratio of earnings to fixed charges.

(B) On March 30, 1994, the Company completed an early redemption of $25 million in senior notes due March 30, 1997. The Company recognized an extraordinary loss of $1.2 million, net of a tax benefit of $0.8 million. This extraordinary loss is excluded from earnings before fixed charges and interest expense in calculating the ratio of earnings to fixed charges.


   * Includes: interest amortization of debt issuance costs in 1991 and 1992 of approximately $55,000 annually and in 1993 of approximately $100,000 annually, and interest costs on capital lease obligations of $480,000 in 1990; $430,000 in 1991; and $260,000 in 1992; and $155,000 in 1993.

  ** Includes the portion of rent expense for each period presented that is deemed by management to be the interest component of such rentals.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HOUGHTON MIFFLIN COMPANY
                                              ------------------------
                                              Registrant
                                              By:   /S/ Nader F. Darehshori
                                                   -----------------------------
                                              Nader F. Darehshori
                                              Chairman of the Board, President,
                                              and Chief Executive Officer, March
                                              14,  1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 /S/ Nader F. Darehshori                       /S/ John F. Magee
- ------------------------------------          ------------------------------
Nader F. Darehshori                           John F. Magee
Chairman of the Board, President,             Director, March 14, 1995
Director, Chief Executive Officer, and
Director, March 14, 1995


/S/ Stephen O. Jaeger                          /S/ Claudine B. Malone
- ------------------------------------          ------------------------------
Stephen O. Jaeger                             Claudine B. Malone
Executive Vice President,                     Director, March 14, 1995
Chief Financial Officer,
Treasurer, and Director,
March 14, 1995


/S/ Joseph A. Baute                            /S/ Alfred L. McDougal
- ------------------------------------          ------------------------------
Joseph A. Baute                               Alfred L. McDougal
Director, March 14, 1995                      Director, March 14, 1995


/S/ Gail Deegan                                /S/ George Putnam
- ------------------------------------          ------------------------------
Gail Deegan                                   George Putnam
Director, March 14, 1995                      Director, March 14, 1995


/S/ James O. Freedman                          /S/ Ralph Z. Sorenson
- ------------------------------------          ------------------------------
James O. Freedman                             Ralph Z. Sorenson
Director, March 14, 1995                      Director, March 14, 1995


/S/ Mary H. Lindsay                            /S/ DeRoy C. Thomas
- ------------------------------------          ------------------------------
Mary H. Lindsay                               DeRoy C. Thomas
Director, March 14, 1995                      Director, March 14, 1995


/S/ Charles R. Longsworth
- ------------------------------------
Charles R. Longsworth
Director, March 14, 1995