Form 10-Q
period 1995-03-31
HOUGHTON MIFFLIN CO
filed 1995-05-11
CIK 48638

FORM 10-Q

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from  January 1, 1995 to March 31, 1995

Commission file number      1-5406
			--------------------------------------
		    HOUGHTON MIFFLIN COMPANY
- --------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

  Massachusetts                                04-1456030
- ------------------------                 ----------------------
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or                         Identification No.)
 organization)

222 Berkeley Street, Boston                 02116-3754
- -------------------------------        -----------------------
 (Address of principal                       (Zip Code)
  executive offices)

		      (617)  351-5000
 --------------------------------------------------------------
Registrant's telephone number, including area code

			 Not Applicable
- ---------------------------------------------------------------

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

Yes        X                              No
       --------------------                   ------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30,1995.

       Class                     Outstanding at  April 30, 1995
- -----------------------        --------------------------------
Common Stock, $1 par value              14,453,699
Preferred Stock Purchase Rights         14,453,699


			    1 of 18

HOUGHTON MIFFLIN COMPANY
INDEX


						       Page No.

Part I. Financial Information

Consolidated Condensed Balance Sheets (unaudited)---
  March 31, 1995 and 1994 and December 31, 1994          3 -  4


Consolidated Condensed Results of Operations
  and Retained Earnings (unaudited) ---
  Three Months Ended March 31, 1995 and 1994                  5


Consolidated Condensed Statements of Cash Flows
  (unaudited) ---
   Three Months Ended March 31,1995 and 1994                  6


Notes to Consolidated Condensed
  Financial Statements (unaudited)                       7 - 10


Management's Discussion and Analysis of
  Financial Condition and Results
   of Operations                                        11 - 17

Part II. Other Information


Item 4. Submission of Matters to a Vote of
	      Security Holders                               18

Item 6. Exhibits and Reports on Form 8-K                     18

	      Signatures                                     18

			HOUGHTON MIFFLIN COMPANY
		 CONSOLIDATED CONDENSED BALANCE SHEETS
	     MARCH 31, 1995 AND 1994 and DECEMBER 31, 1994
	    (In thousands of dollars, except share amounts)

			     (Unaudited)

				ASSETS

			   March 31    March 31   December 31
			     1995        1994         1994
			   --------    --------    ----------



Current assets:
  Cash and cash
    equivalents           $  11,533    $  23,123   $  30,372
  Marketable securities,
    available-for-sale,
    at fair value               604        9,065      16,821

Accounts receivable          83,818       74,612     143,599
  Less allowance for
  book returns                8,522        8,872      12,836
			     ------       ------     -------
			     75,296       65,740     130,763

Inventories:
  Finished goods             70,311       70,123      55,174
  Work in process             3,694        3,983       4,460
  Raw materials               3,946        3,150       2,027
			     ------       ------      ------
			     77,951       77,256      61,661

Current income tax benefit   12,892          205           -
Deferred income taxes
 and prepaid expenses        16,028       21,307      10,484
			     ------      -------     -------
Total current assets        194,304      196,696     250,101

Property, plant, and
  equipment and book plates
  (net of accumulated
  depreciation and amort-
  ization of $101,482 in
  1995, $92,570 in 1994
  and $96,173 at
  December 31, 1994)         70,705       80,464      68,888
Intangible assets, net      122,525      131,040     124,408
Other assets,                59,920       55,939      53,869
			     ------      -------      ------
			  $ 447,454   $  464,139   $ 497,266
			    =======      =======     =======

See accompanying notes to unaudited
consolidated condensed financial statements.

		   HOUGHTON MIFFLIN COMPANY
	     CONSOLIDATED CONDENSED BALANCE SHEETS
       MARCH 31, 1995 AND 1994, and DECEMBER 31, 1994
       (In thousands of dollars, except share amounts)

			  (Unaudited)

	     LIABILITIES AND STOCKHOLDERS' EQUITY

			   March 31    March 31   December 31
			       1995        1994          1994
			   --------    --------    ----------

Current liabilities:
  Accounts payable        $  33,620   $  29,108      $  45,023
  Commercial paper                -      24,820              -
  Royalties                  28,451      28,053         32,947
  Salaries, wages,
      and commissions           974         726         13,634
  Other accrued expenses     12,975      18,027         13,106
  Current debt maturities         -       1,438              -
			     ------      ------         ------
   Total current
      liabilities            76,020     102,172        104,710

Long-term debt               99,460     101,392         99,445

Accrued royalties             3,035       4,478          3,169

Other liabilities            13,132       9,866         13,005

Accrued postretirement
  benefits                   25,218      24,164         24,864

Stock repurchase
 commitment                   7,600           -          7,600

Stockholders' equity:
  Preferred stock, $1 par value;
    500,000 shares authorized;
    none issued                   -           -              -
  Common stock, $1 par value;
    70,000,000 shares
    authorized 14,758,726
    shares issued             14,759      14,759        14,759

  Capital in excess of
    par value                 23,595      26,696        22,316

  Retained earnings           227,185     210,206       248,828

  Notes receivable from
    purchase agreements        (5,923)          -        (5,841)
			      -------     -------       -------
			      259,616     251,661       280,062

Common shares held in
  treasury, at cost
  (308,403 at March 31, 1995
   263,708 at March 31, 1994
   and 328,685 at December 31,
   1994)                      (6,254)      (3,650)       (6,091)

Benefits trust assets,
  at market value            (30,373)     (25,944)      (29,498)

			     -------       ------       -------
Total stockholders' equity   222,989      222,067       244,473
			     -------      -------       -------
			   $ 447,454   $  464,139     $ 497,266
			     =======      =======       =======

See accompanying notes to unaudited
consolidated condensed financial statements.

		   HOUGHTON MIFFLIN COMPANY
       CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
		    AND RETAINED EARNINGS
	  THREE MONTHS ENDED MARCH 31, 1995 and 1994

	     (Unaudited, in thousands of dollars,
		   except per share amounts)


				       1995              1994
				  ---------        ----------

Net sales by industry segment:

  Educational publishing:
    School                        $   23,472        $  20,296
    College                            9,557            9,680
				     -------           ------
				      33,029           29,976

  General publishing                  17,476           19,412
				     -------           ------
				      50,505           49,388

Cost and expenses:
  Cost of sales                       39,881           37,866
  Selling and administrative          40,094           37,098
  Special charges                          -            6,513
				     -------           ------
				      79,975           81,477
				     -------           ------
Operating loss                       (29,470)         (32,089)

Other income (expense):
  Gain on sale of interest in
    Software Division                      -           36,212
  Net interest expense                (1,531)            (552)
  Equity in earning of
    INSO Corporation                     621              249
				      -------          ------

Income (loss) before taxes and
  extraordinary item                 (30,380)           3,820
Income tax provision (benefit)       (11,848)             610
				     -------          --------
Income (loss) before
  extraordinary item                 (18,532)           3,210

Extraordinary loss on early
  extinguishment of debt (net
  of tax benefit of $759)                  -           (1,239)
				     -------           ------
Net income (loss)                    (18,532)           1,971

Retained earnings at
  beginning of period                248,828          211,222

Valuation allowance on noncurrent
  marketable equity securities            (7)               -

Dividends declared                    (3,104)          (2,987)
				     -------           ------
Retained earnings at end
  of period                       $  227,185       $  210,206
				    ========          =======
Per share:
  Income (loss) before
    extraordinary item            $    (1.34)      $     0.23
  Loss on early extinguishment
    of debt                                -            (0.09)
				    --------          -------
Net income (loss) per share       $    (1.34)      $     0.14
				    ========          =======
Cash dividends paid per
   common share                    $   0.225       $    0.215
				  ==========       ==========
Average number of common shares       13,790           13,877
				  ==========       ==========


See accompanying notes to unaudited
consolidated condensed financial statements.

		  HOUGHTON MIFFLIN COMPANY
      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
	THREE MONTHS ENDED MARCH 31, 1995 and 1994
	   (Unaudited, in thousands of dollars)

					     1995         1994
					---------    ----------

Cash flows provided by (used in)
   operating activities
  Net income (loss)                     $(18,532)      $  1,971

  Adjustments to reconcile net
   income (loss) to net cash
   used in operating activities:

   Gain on sale of interest in
     Software Division                         -        (36,212)
   Loss on early extinguishment
     of debt, net                              -         1,239
   Equity in earnings of
     INSO Corporation                        (621)        (249)
   Depreciation and amortization            7,236        5,857

  Changes in assets and liabilities:
    Accounts receivable                    55,467        38,242
    Inventories                           (16,290)         (317)
    Royalties                              (8,403)        2,130
    Accounts payable                      (11,043)       (7,195)
    Deferred and income taxes
      payable                             (13,176)       (8,504)
    Salaries, wages and commissions       (12,660)       (9,564)
    Other assets and liabilities           (6,699)       (1,384)
					  -------        ------
    Net cash used in operating activities (24,721)      (13,986)
					  -------        ------

Cash flows from (used in) investing
  activities



  Acquisition of McDougal, Littell,
    net of cash acquired                        -      (130,342)
  Dividend received from
    INSO Corporation                            -        32,860
  Book plate expenditures                  (5,338)       (7,050)
  Property, plant, and equipment
    expenditures                           (1,844)       (1,778)
  Marketable securities                    16,217         9,042
					  -------       ------
    Net cash provided by (used in )
      investing activities                  9,035       (97,268)
					   ------        ------
Cash flows provided by (used in)
  financing activities

  Dividends paid on common shares          (3,104)       (2,987)
  McDougal, Littell financing                   -        100,000
  Purchase of common stock                   (957)       (2,987)
  Exercise of stock options                   908           418
  Senior notes prepayment                       -       (26,960)
  Other                                         -          (349)
					  -------       ------
    Net cash provided by (used in)
      financing activities                 (3,153)       67,135
					  -------       ------
Decrease in cash and
  cash equivalents                        (18,839)      (44,119)

Cash and cash equivalents
   at beginning of period                  30,372        67,242
					  -------        ------
Cash and cash equivalents
   at end of period                   $    11,533   $   23,123
					   ======       ======


Supplementary disclosure of cash
  flow information:
     Income taxes paid                $    1,357     $   1,954
     Interest paid                    $      531     $   1,616


See accompanying notes to unaudited
consolidated condensed financial statements

		     HOUGHTON MIFFLIN COMPANY
	    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
		       FINANCIAL STATEMENTS


(1) All normal and recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods have been included.

	The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

	Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.

	Certain reclassifications have been made to prior period financial statements in order to conform to the presentations used in the 1995 interim financial statements.


(2)     The Company acquired McDougal, Littell & Company
	("McDougal Littell"), a leading publisher of high school and elementary textbooks on March 1, 1994, for $130.3 million.

	The acquisition was initially financed through a combination of operating cash and $100 million in short-term bank debt which was repaid on April 5, 1994, with the proceeds from a $100 million public debt offering ("Notes"). The Notes are unsecured and mature on April 1, 2004, and bear interest at 7.125%, payable semi-annually.

		   HOUGHTON MIFFLIN COMPANY
	  NOTES TO UNAUDITED CONSOLIDATED CONDENSED
		     FINANCIAL STATEMENTS

	The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the consolidated interim financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of twenty years.

	The following unaudited summary, prepared on a pro forma basis, combines the consolidated results of operations as if McDougal Littell had been acquired as of January 1, 1994. Pro forma adjustments reflecting anticipated efficiencies in operations resulting from a transaction are, under most circumstances, not permitted. As a result of the limitations imposed with regard to the type of permitted pro forma adjustments, the Company believes that this unaudited pro forma financial information does not indicate future results of operations, nor the results of historical operations had the acquisition been consummated as of January 1,1994.

	In millions, except                 Three Months Ended
	  per share amounts                     March 31, 1994
	---------------------                -----------------
	Net sales                                   $  51.1
	Loss before extraordinary item                 (2.7)
	Net loss                                       (4.0)
	Net loss per common share                   $  (.29)

		   HOUGHTON MIFFLIN COMPANY
	  NOTES TO UNAUDITED CONSOLIDATED CONDENSED
		     FINANCIAL STATEMENTS

(3) In March 1994, the Company spun off its former Software Division in an initial public offering. In connection, the Company received a cash dividend of $32.9 million from the successor company, INSO Corporation ("INSO"), formerly known as InfoSoft International Inc. The equity interest in INSO after the offering was approximately 40%. Additionally, an after-tax gain of $22.8 million, or $1.65 per share, was recognized in connection with the INSO public offering.

	The Company's recognition of earnings from its investment in INSO is based upon the equity method of accounting. The estimated equity income included in the Company's quarterly results is based upon historical quarterly results. Differences between the quarterly equity income recorded by the Company and actual earnings reported by INSO will be adjusted in the succeeding quarter.


(4) The $6.5 million of special charges included in the results of operations for the three months ended
	March 31, 1994, relate primarily to corporate and divisional staff reductions, asset disposals, and consolidations of certain leased facilities.


(5) In March 1994, the Company completed the early redemption of $25 million of 8.78% senior notes scheduled to mature in March 1997. The extraordinary expense of $1.2 million, or $.09 per share, was net of an income tax benefit of $.8 million. The early redemption was financed with operating cash and a portion of the net proceeds received in connection with the INSO public offering. See Note 3.

		     HOUGHTON MIFFLIN COMPANY
	    NOTES TO UNAUDITED CONSOLIDATED CONDENSED
		       FINANCIAL STATEMENTS


(6)     Intangible assets consist of the following:

				  As of March 31    December 31
	In thousands              1995      1994           1994
	--------------------------------------------------------
	Goodwill              $113,268  $114,503       $113,268
	Publishing rights       15,530    15,345         15,530
	Other                    5,731     5,731          5,731
	--------------------------------------------------------
	Accumulated
	   amortization        (12,004)   (4,548)       (10,121)
	--------------------------------------------------------
	Total                 $122,525  $131,031       $124,408
	========================================================

	The carrying value of goodwill is peratter to a Vote of Security Holders

	 None


Item 6. Exhibits and Reports on Form 8-K

	 (b) Report on Form 8-K

	     Registrant filed no reports on Form 8-K
	     during the quarter ended March 31, 1995.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				  HOUGHTON MIFFLIN COMPANY
				  -------------------------
				  Registrant

				  /S/ Michael J. Lindgren
Date:  May 11, 1995               --------------------------
				  Michael J. Lindgren
				  Vice President, Controller
				  and Treasurer