Form 10-Q/A
period 1995-03-31
HOUGHTON MIFFLIN CO
filed 1995-07-19
CIK 48638

                        FORM 10-Q/A

                        AMENDMENT TO
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

                             (Unaudited)

                                ASSETS

                           March 31    March 31   December 31
                             1995        1994         1994
                           --------    --------    ----------



Current assets:
  Cash and cash
    equivalents           $  11,533    $  23,123   $  30,372
  Marketable securities,
    available-for-sale,
    at fair value               604        9,065      16,821

Accounts receivable          83,818       74,612     143,599
  Less allowance for
  book returns                8,522        8,872      12,836
                             ------       ------     -------
                             75,296       65,740     130,763

Inventories:
  Finished goods             70,311       70,123      55,174
  Work in process             3,694        3,983       4,460
  Raw materials               3,946        3,150       2,027
                             ------       ------      ------
                             77,951       77,256      61,661

Current income tax benefit   12,892          205           -
Deferred income taxes
 and prepaid expenses        16,028       21,307      10,484
                             ------      -------     -------
Total current assets        194,304      196,696     250,101

Property, plant, and
  equipment and book plates
  (net of accumulated
  depreciation and amort-
  ization of $101,482 in
  1995, $92,570 in 1994
  and $96,173 at
  December 31, 1994)         70,705       80,464      68,888
Intangible assets, net      122,525      131,031     124,408
Other assets,                59,920       55,948      53,869
                             ------      -------      ------
                          $ 447,454   $  464,139   $ 497,266
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

                   HOUGHTON MIFFLIN COMPANY
       CONSOLIDATED CONDENSED RESULTS OF OPERATIONS
                    AND RETAINED EARNINGS
          THREE MONTHS ENDED MARCH 31, 1995 and 1994

             (Unaudited, in thousands of dollars,
                   except per share amounts)


                                       1995              1994
                                  ---------        ----------

Net sales by industry segment:

  Educational publishing:
    School                        $   23,472        $  20,296
    College                            9,557            9,680
                                     -------           ------
                                      33,029           29,976

  General publishing                  17,476           19,412
                                     -------           ------
                                      50,505           49,388

Cost and expenses:
  Cost of sales                       39,881           37,866
  Selling and administrative          40,094           37,098
  Special charges                          -            6,513
                                     -------           ------
                                      79,975           81,477
                                     -------           ------
Operating loss                       (29,470)         (32,089)

Other income and (expense):
  Gain on sale of interest in
    Software Division                      -           36,212
  Net interest expense                (1,531)            (552)
  Equity in earnings of
    INSO Corporation                     621              249
                                      -------          ------
                                        (910)          35,909

Income (loss) before taxes and
  extraordinary item                 (30,380)           3,820
Income tax provision (benefit)       (11,848)             610
                                     -------          --------
Income (loss) before
  extraordinary item                 (18,532)           3,210

Extraordinary loss on early
  extinguishment of debt (net
  of tax benefit of $759)                  -           (1,239)
                                     -------           ------
Net income (loss)                    (18,532)           1,971

Retained earnings at
  beginning of period                248,828          211,222

Valuation allowance on noncurrent
  marketable equity securities            (7)               -

Dividends declared                    (3,104)          (2,987)
                                     -------           ------
Retained earnings at end
  of period                       $  227,185       $  210,206
                                    ========          =======
Per share:
  Income (loss) before
    extraordinary item            $    (1.34)      $     0.23
  Loss on early extinguishment
    of debt                                -            (0.09)
                                    --------          -------
Net income (loss) per share       $    (1.34)      $     0.14
                                    ========          =======
Cash dividends paid per
   common share                    $   0.225       $    0.215
                                  ==========       ==========
Average number of common shares
   (in thousands)                     13,790           13,877
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
        ========================================================

        The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected, undiscounted net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company writes down the book value of the intangible asset to its fair market value.

(7) The Board of Directors, at its April 26, 1995, meeting, declared a quarterly dividend of $.225 per share, payable on May 24, 1995, to shareholders of record on May 10, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS


           FIRST QUARTER 1995 VERSUS FIRST QUARTER 1994

Net revenues for the first quarter ended March 31, 1995, were

$50.5 million, a 2% increase from last year's first quarter

revenues of $49.4 million.  The total consolidated net loss

incurred in 1995's first quarter was $18.5 million, or $1.34 per share, compared to 1994's first quarter income of $2.0

million, or $.14 per share.


The Company's sales and related earnings are seasonal in nature.

Over seventy percent of the annual net sales and almost

all of the operating earnings are generated in the second and third quarters due to the influence of the substantial

seasonal sales from the educational publishing segment.


A quarter-to-quarter comparison of the results of operations is significantly impacted by the following nonrecurring items

recognized in the first quarter ended March 31, 1994:

    - Special charges related to restructuring actions, $6.5 million, $4.0 million after-tax, or $.29 per share.

    - Gain on sale of former Software Division, $36.2 million, $22.8 million after-tax, or $1.65 per share.

    - Loss on early retirement of long-term debt, $2.0 million, $1.2 million after-tax, or $.09 per share.

Additionally, the first quarter of 1994 reflects the existence of net sales and operating results for McDougal Littell from the

March 1, 1994, date of acquisition.


Excluding the nonrecurring items referred to above, the net

loss for the first quarter of 1994 was $15.6 million, or $1.13 per share.


The increase in the period-to-period seasonal loss is due to the increased spending for editorial and program development,

increased selling costs, and the inclusion in the first

quarter 1995 of two additional months of operations from

McDougal Littell and the related amortization of goodwill

expense and financing costs associated with the acquisition.


The manufacturing component of cost of sales has not yet been significantly impacted due to the increase in paper costs.

Publishing plans have been implemented and structured to

mitigate the effect of paper cost increases. They include, but are not limited to, the substitution of paper grades, negotiated price protection contracts from certain suppliers, and certain contractually allowable price increases.




TEXTBOOKS AND OTHER EDUCATIONAL MATERIALS


Net sales from the educational segment for the first

quarter of 1995 were $33.0 million, an increase of 10% over last year's first quarter of $30.0 million.  The increase was due to the presence of two additional months of sales from

McDougal Littell, an educational publisher acquired on

March 1, 1994. The School Division posted modest gains in the first quarter of 1995 over the same period in 1994. Sales were flat compared to the same period for the College Division

and The Riverside Publishing Company.


Cost of sales increased from first quarter 1994 levels.  The anticipated step-up in spending in the area of editorial and program development is designed to position the

Company to take full advantage of upcoming 1995 and 1996

adoption opportunities in the elementary and secondary school publishing calendar.  The Riverside Publishing Company continues to be aggressive in its development of customized

criterion-referenced testing programs currently sought by state and open territory school districts. Further efforts are also being made to enhance and diversify its product offerings, as well as expand its presence in group assessment testing. The

College Division is concentrating on creating new initiatives in software and on-line educational computer services, as well as continuing to maintain its standards in providing high

quality textbooks for the competitive college market.


Selling and administrative charges increased over the same period in 1994.  The increase is attributed to the costs incurred in connection with the sampling and delivery of educational

textbooks and other materials for the upcoming selling season and the more extensive adoption opportunities available in 1995.

GENERAL PUBLISHING


Net sales from the trade and reference publishing segment were

$17.5 million in the first quarter of 1995, down $1.9 million,

or 10%, from the same period in 1994.  Net sales were flat

quarter-to-quarter, excluding the $1.8 million of sales from the former Software Division from the first quarter of 1994.


Editorial and development costs have increased from first

quarter 1994 levels in part due to the launching of new

multimedia publications scheduled to debut in September 1995.

The multimedia products have an emphasis on the children's,

reference, and hobby markets.




OTHER INCOME AND EXPENSES


Net interest expense increased approximately $1.0 million

from last year's first quarter primarily due to the debt service requirements of the $100 million of 7.125% Notes issued in

April 1994.

The Company's effective tax rate for the first quarter of 1995 was 39% compared to the first quarter 1994's rate of 16%. The first quarter effective tax rate in 1994 reflected the

utilization of available tax benefits due primarily to the

pre-tax gain related to the INSO public offering.  The

Company's effective tax rate for 1994 was 38%.




LIQUIDITY AND CAPITAL RESOURCES


The Company's cash requirements are primarily determined by its seasonal working capital needs.  Cash used to fund operating activities in the first quarter 1995 were $24.7 million,

compared to $14.0 million for the same period in 1994.

The current period use related predominately to the requisite build up in inventory balances in preparation for the

approaching selling season for the school publishing segment.


Investing activities provided cash from the normal

draw-down of cash balances and marketable securities to

fund operating requirements and to provide for the investment in publishing assets and new technology to enhance efficiencies and productivity. Requirements for financing

activities for the first quarter of 1995 were principally for the payment of quarterly dividends and the purchase of shares of common stock, pursuant to the Company's repurchase program.


The Company's available resources at March 31, 1995, plus

funds generated from operating activities and borrowing

facilities and the periodic use of the short-term debt market,

primarily commercial paper, are believed to be sufficient to meet total cash requirements for the foreseeable future.

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


                                  HOUGHTON MIFFLIN COMPANY
                                  -------------------------
                                  Registrant

                                  /S/ Michael J. Lindgren
Date:  July 19, 1995              --------------------------
                                  Michael J. Lindgren
                                  Vice President, Controller
                                  and Treasurer