Form 10-Q
period 1995-06-30
HOUGHTON MIFFLIN CO
filed 1995-08-11
CIK 48638

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from April 1, 1995 to June 30, 1995

Commission file number                          1-5406
                       ---------------------------------------------------------

                           HOUGHTON MIFFLIN COMPANY
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Massachusetts                                               04-1456030
- -------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

222 Berkeley Street, Boston                                 02116 - 3754
- ---------------------------                                 --------------------
(Address of principal                                       (Zip Code)
 executive offices)
                                 617-351-5000
- --------------------------------------------------------------------------------
              Registrant's telephone number, including area code
                                Not applicable

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

     Yes         X                     No
         -------------------               ---------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.

           Class                       Outstanding at July 31, 1995
           -----                       -----------------------------
     Common Stock, $1 par value                14,465,281
     Preferred Stock Purchase Rights           14,465,281

                                    1 of 30

                           HOUGHTON MIFFLIN COMPANY

                                     INDEX

                                                                 Page No.
Part I. Financial Information

  Consolidated Condensed Balance Sheets
    June 30,1995 and 1994 and December 31,1994 ................   3 - 4

  Consolidated Condensed Statements of Income
    and Retained Earnings   -- Three and Six
    Months Ended June 30, 1995 and 1994........................   5 - 6

  Consolidated Condensed Statements of Cash Flows
    Six Months Ended June 30, 1995 and 1994....................       7

  Notes to Unaudited Consolidated Condensed
    Financial Statements ......................................  8 - 12

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations........................ 13 - 25



Part II.  Other Information

  Item 4. Submission of Matter to a Vote of
          Security Holders..................................... 26 - 27

  Item 6. Exhibits and Reports on Form 8-K.....................      27

          Signatures...........................................      28

                           HOUGHTON MIFFLIN COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 JUNE 30, 1995 and 1994, and DECEMBER 31, 1994
              (In thousands of dollars, except per share amounts)

                                  (Unaudited)

                                    ASSETS
                                    ------

                                    June 30     June 30     December 31
                                       1995        1994            1994
                                    -------     -------     -----------
Current assets
 Cash and cash
   equivalents                     $  9,592     $ 20,161      $ 30,372
 Marketable securities
   available-for-sale,
   at fair value                        600          600        16,821


 Accounts receivable                122,616      124,838       143,599
   Less allowance for
   book returns                       5,850        5,958        12,836
                                    -------      -------       -------
                                    116,766      118,880       130,763
 Inventories
   Finished goods                    85,938       71,506        55,174
   Work-in-process                    5,781        2,563         4,460
   Raw materials                      6,973        3,372         2,027
                                    -------      -------       -------
                                     98,692       77,441        61,661

 Current income tax
   benefit                           17,241            -             -
 Deferred income taxes
   and prepaid expenses              13,976       19,284        10,484
                                    -------      -------       -------
   Total current assets             256,867      236,366       250,101




 Property, plant and equip-
   ment and book plates (net
   of accumulated depreciation
   and amortization of $92,499
   in 1995, $84,986 in 1994,
   and $96,173 at December 31,
   1994)                             70,515       74,636        68,888

 Intangible assets, net             120,623      129,242       124,408

 Other assets                        56,919       56,709        53,869
                                   --------     --------      --------
                                   $504,924     $496,953      $497,266
                                   ========     ========      ========

          See accompanying notes to unaudited consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 JUNE 30, 1995 and 1994, and DECEMBER 31, 1994
              (In thousands of dollars, except per share amounts)

                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                    June 30      June 30    December 31
                                       1995         1994           1994
                                    -------      -------    -----------
Current liabilities
  Accounts payable                 $ 47,643      $ 32,825     $ 45,023
  Commercial paper                   54,925        59,478            -


  Royalties                          18,193        18,241       32,947
  Salaries, wages and
    commissions                       2,595         2,605       13,634
  Other                              16,978        17,187       13,106
                                    -------       -------      -------
 Total current
   liabilities                      140,334       130,336      104,710

Long-term debt                       99,475        99,415       99,445

Accrued royalties                     2,915         4,291        3,169

Other liabilities                    13,849        11,593       13,005

Accrued postretirement
  benefits                           25,392        24,550       24,864

Stock repurchase
  commitment                          7,600             -        7,600

Stockholders' equity:
 Preferred stock, $1 par value
  500,000 shares authorized;
  none issued                             -             -            -
 Common stock, $1 par value;
  70,000,000 shares authorized;
  14,758,726 shares issued           14,759        14,759       14,759

Capital in excess of
  par value                          28,015        28,272       22,316
Retained earnings                   219,074       215,926      248,828
Notes receivable from
  purchase agreements                (5,661)            -       (5,841)
                                    -------       -------      -------
                                    256,187       258,957      280,062
Less:
  Benefits trust assets,
    at market                       (34,577)      (29,052)     (29,498)
  Common shares held in
    treasury, at cost (295,375
    shares at June 30, 1995,
    250,685 at June 30, 1994
    and 328,685 at December 31,
    1994)                            (6,251)       (3,137)      (6,091)
                                   --------      --------     --------



 Total stockholders'
   equity                           215,359       226,768      244,473
                                   --------      --------     --------
                                   $504,924      $496,953     $497,266
                                   ========      ========     ========

          See accompanying notes to unaudited consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  THREE MONTHS ENDED JUNE 30, 1995, and 1994
              (Unaudited, in thousands except per share amounts)

                                               1995            1994
                                            -------          ------
Net sales by industry segment:
  Educational publishing
    School                                 $ 73,383        $ 83,597
    College                                   9,764          12,537
                                            -------         -------
                                             83,147          96,134

  General publishing                         21,508          21,007
                                            -------         -------
                                            104,655         117,141
Costs and expenses:
  Cost of sales                              55,815          55,666
  Selling and administrative                 46,966          45,678
  Special charges                             7,033               -
                                            -------         -------
                                            109,814         101,344
                                            -------         -------
Operating income (loss)                      (5,159)         15,797

Other income and (expense):
  Equity in earnings (losses) of
  INSO Corporation                           (1,061)            322
  Interest expense, net                      (2,147)         (2,100)
                                            -------         -------
                                             (3,208)         (1,778)

Income (loss) before taxes                   (8,367)         14,019

Income tax provision (benefit)               (3,263)          5,319
                                            -------         -------
Net income (loss)                            (5,104)          8,700

Retained earnings at beginning
  of period                                 227,185         210,206

Valuation allowance on noncurrent
 marketable equity securities                    99               -

Dividends declared                           (3,106)         (2,980)
                                           --------         -------
Retained earnings at end of period         $219,074        $215,926
                                           ========        ========

Net income (loss) per share                $  (0.37)       $   0.63
                                           ========        ========
Average number of common shares              13,809          13,853
                                           ========        ========

Cash dividends paid per common share       $  0.225        $  0.215
                                           ========        ========

          See accompanying notes to unaudited consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
       CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   SIX MONTHS ENDED JUNE 30, 1995, and 1994
              (Unaudited, in thousands except per share amounts)

                                                1995         1994
                                             -------      -------
Net sales by industry segment:
  Educational publishing
    School                                  $ 96,855     $103,893
    College                                   19,321       22,217
                                             -------      -------
                                             116,176      126,110

  General publishing                          38,984       40,419
                                             -------      -------
                                             155,160      166,529
Costs and expenses:
 Cost of sales                                95,696       93,532
 Selling and administrative                   87,060       82,776
 Special charges                               7,033        6,513
                                             -------      -------
                                             189,789      182,821
                                             -------      -------
Operating loss                               (34,629)     (16,292)

Other income (expense):
  Gain on sale of interest in
    Software Division                              -       36,212
  Equity in earnings (losses) of INSO
    Corporation                                 (440)         571
  Interest expense, net                       (3,678)      (2,652)
                                             -------      -------
                                              (4,118)      34,131
                                             -------      -------
Income (loss) before taxes and
  extraordinary item                         (38,747)      17,839

Income tax provision (benefit)               (15,111)       5,929
                                             -------      -------
Income (loss) before extraordinary
  item                                       (23,636)      11,910

Extraordinary loss on early
   extinguishment of debt (net of
   income tax benefit of $759)                     -       (1,239)
                                             -------      -------
Net income (loss)                            (23,636)      10,671

Retained earnings at beginning
  of period                                  248,828      211,222

Valuation allowance on noncurrent
  marketable equity securities                    92            -

Dividends declared                            (6,210)      (5,967)
                                            --------     --------
Retained earnings at end of period          $219,074     $215,926
                                            ========     ========

Per share:
  Income (loss) before
    extraordinary item                      $  (1.71)    $   0.86
  Loss on early extinguishment
    of debt                                        -        (0.09)
                                            --------     --------
Net income (loss) per share                 $  (1.71)    $   0.77
                                            ========     ========

Average number of common shares               13,800       13,868
                                            ========     ========

Cash dividends paid per common share        $   0.45     $   0.43
                                            ========     ========

          See accompanying notes to unaudited consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                     (Unaudited, in thousands of dollars)

                                                      1995       1994
                                                      ----       ----
Cash flows provided by (used in)
  operating activities:
 Net income (loss)                                $(23,636)  $ 10,671
 Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
     Gain on sale of interest in
       Software Division                                 -    (36,212)
     Equity (earnings) losses in INSO
       Corporation                                     440       (571)
     Depreciation and amortization                  17,858     17,348
     Loss on early extinguishment of
       debt, net                                         -      1,239

Changes in operating assets and liabilities:
  Accounts receivable                               13,997    (14,851)
  Inventories                                      (37,031)       940
  Royalty advances                                 (18,028)   (10,278)
  Accounts payable                                   2,620     (5,493)
  Income taxes                                     (17,525)       349
  Other, net                                         1,842     (5,039)
  Salaries, wages and commissions                  (11,039)    (9,067)
                                                    ------     -------
   Net cash used in operating activities           (70,502)   (50,964)
                                                   -------     -------
Cash flows provided by (used in)
  investing activities:
  Acquisition of McDougal, net of cash acquired          -   (130,342)
  Dividend received from INSO Corporation                -     32,860
  Book plate expenditures                          (15,595)   (12,514)
  Property, plant, and equipment
   expenditures                                     (3,374)    (3,700)
  Marketable securities                             16,221     17,507
  Sale of building and equipment                     3,186          -
                                                   -------    -------
   Net cash provided by (used in)
     investing activities                              438    (96,189)
                                                   -------    -------
Cash flows provided by (used in)
  financing activities:
  Dividends paid on common stock                    (6,210)    (5,967)
  Issuance of commercial paper                      54,925     34,873
  Issuance of long-term debt                             -     99,400
  Senior notes redemption                                -    (26,960)
  Purchase of common stock                            (957)    (3,189)
  Exercise of stock options                          1,690        611
  Other                                               (164)     1,304
                                                  --------   --------
   Net cash provided by
     financing activities                           49,284    100,072
                                                  --------   --------
Net decrease in cash and cash equivalents          (20,780)   (47,081)

Cash and cash equivalents at beginning
  of period                                         30,372     67,242
                                                  --------    -------

Cash and cash equivalents at end of period        $  9,592   $ 20,161
                                                  ========   ========

Supplementary disclosure of
  cash flow information:
    Income taxes paid                              $ 2,261   $  5,190
    Interest paid                                  $ 5,044   $  2,035


          See accompanying notes to unaudited consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) The accompanying unaudited consolidated financial statements of Houghton Mifflin Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments, (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation have been included.

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

      Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 1995 interim financial statements.

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

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                -- Continued--


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

      The following unaudited summary, presented on a pro forma basis, combines the consolidated results of operations as if McDougal had been acquired as of January 1, 1994.

             (In millions, except         Six Months Ended
              per share amounts)            June 30, 1994
             ---------------------       --------------------
             Net sales                       $   168.2
             Income before
               extraordinary item            $     6.0

             Net income                      $     4.7

             Net income per share            $     .34


      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the McDougal acquisition been consummated as of the assumed date, nor are they necessarily indicative of future results of operations.

(3) In March 1994, the Company spun-off its former Software Division in an initial public offering. In connection, the Company received a cash dividend of $32.9 million

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                -- Continued--

      from the successor company INSO Corporation ("INSO"). The equity interest in INSO after the offering was approximately 40%. Additionally, an after-tax gain of $22.8 million, or $1.65 per share, was recognized in connection with the INSO public offering. The gain represents the value of the convertible preferred stock and the cash received net of the assets transferred.

      The Company's recognition of earnings from its investment in INSO is based upon the equity method of accounting. The equity earnings (losses) included in the Company's results of operations are based primarily upon the Software Division's historical results adjusted for the current business environment.

      In August 1995, INSO completed a new public offering of 600,000 shares of common stock. As a result, the Company's equity ownership has been reduced to approximately 36%. The Company expects to record a gain in the third quarter of approximately $15 million representing the increase in its equity in net assets of INSO.

(4) The Company has incurred special charges of $7.0 million and $6.5 million for the six months ended June 30, 1995, and 1994, respectively. The current year charges resulted from the decision to outsource existing distribution operations and are primarily for severance costs, warehouse closing expenses, and inventory relocation charges. The 1994 charges relate primarily to corporate and divisional staff reductions and consolidation of leased Company facilities.

(5) In March 1994, the Company completed the early redemption of $25 million of 8.78% Senior Notes scheduled to mature in March 1997. The refinancing cost of $1.2 million, or $.09 per share, was net of an income tax benefit of $.8 million. The Company financed the early redemption of

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                -- Continued--

      the Senior Notes with operating cash and a portion of the net proceeds received in connection with the INSO public offering. (See Note 3.)

      In August 1995, the Company completed a public offering of 1,750,000 6% Exchangeable Notes Due 1999 (Stock Appreciation Income-Linked Securities, or "SAILS"). The SAILS were issued at a principal amount of $68 per SAILS. Net proceeds of approximately $115.4 million were received and will be used for general corporate purposes. At maturity, the SAILS will be exchangeable for shares of INSO common stock, or at the Company's option, cash in lieu of shares. If the Company chooses to redeem the SAILS with shares of INSO common stock, it would record a gain representing the excess of the redemption amount over the book value of the Company's investment in INSO. The Company's ownership percentage of INSO after this redemption would be less than 20%.


(6)   Intangible assets consist of the following:

                                  As of June 30      December 31
      In thousands               1995       1994            1994
      ----------------------------------------------------------
      Goodwill                 $113,268   $114,512      $113,268
      Publishing rights          15,636     15,595        15,530
      Other                       5,606      5,731         5,731
      ----------------------------------------------------------
      Accumulated
        amortization            (13,887)   ( 6,596)      (10,121)
      ----------------------------------------------------------
      Total                    $120,623   $129,242      $124,408
      ==========================================================

      The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected undiscounted net cash flows over the

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                -- Continued--

      remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company writes down the book value of the intangible asset to the undiscounted net cash flow amount.


(7) The Board of Directors, at its July 26, 1995, meeting, declared a quarterly dividend of $.24 per share, payable on August 23, 1995, to shareholders of record on August 9, 1995.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Second Quarter 1995 and 1994
- ----------------------------

Net sales for the second quarter ended June 30, 1995, were

$104.7 million, a decrease of 10.7% from the $117.1 million

reported for the second quarter of 1994.  The total consolidated net loss incurred in the second quarter of 1995 was $5.1 million,

or $.37 per share, compared to 1994's second quarter net income of $8.7 million, or $.63 per share. Included in 1995's second quarter results were special charges of $7.0 million, which were

$4.3 million after-tax, or $.31 per share, relating to the

outsourcing of distribution operations.  These charges

are primarily severance costs due to the elimination of

warehouse positions, warehouse closing costs, and charges for inventory transportation.  Equity losses in INSO were $1.1

million, which included $2.2 million, or $.16 per share, of

the Company's portion of special charges of $5.5 million

recognized by INSO in connection with its acquisition of

Systems Compatibility Corporation ("SCC").  Absent these

special charges, earnings from INSO would have been

$1.1 million, or $.08 per share.

The Company's sales and related earnings are seasonal in nature.

Over forty-five percent of the annual net sales and almost all of the operating earnings are generated in the third quarter due to the timing of sales from the educational publishing segment.


Net sales from the educational publishing segment declined by

$13.0 million, or 13.5%, from last year's second quarter.  The decrease in net sales is primarily due to the delays encountered in completing the outsourcing of the product distribution

services located in the Geneva, Illinois facility for the

School Division, McDougal and College Division. During the

changeover, order fulfillment fell behind the normal pace

due to the difficulties in completing the transition by the date scheduled. As of June 30, 1995 there was a $20 million increase,

over the prior year, in orders received and not shipped. These orders were filled and shipment took place early in the third quarter. Consequently, the timing of revenue recognition for these order backlogs will be shifted from this year's second quarter to the third quarter. School districts also continue to order products later in the school year, resulting in the shifting of additional revenue into the third quarter.

The School Division did enjoy strong sales of the Houghton

Mifflin Reading: Invitations to Literacy(C) 1996 and to a lesser extent the Houghton Mifflin Mathematics program. Backlist

titles experienced a decline in sales in the second quarter of

1995 compared to 1994, primarily in the previously published reading programs.


Sales from McDougal were flat in the second quarter of 1995

compared to 1994.  The aforementioned warehouse transition

adversely affected McDougal's sales for the quarter.  However,

sales of the new program for language arts, The Writer's Craft,

showed promising results from state adoptions, especially in

Florida.


Strong sales gains from test products and scoring services

were recorded by The Riverside Publishing Company ("Riverside").

Reported revenues of $18.5 million exceeded last year's second quarter by $3.1 million, or approximately 20%.  The College

Division's net sales declined $2.8 million in the  second

quarter of 1995 from last year's second quarter's sales of

$12.5 million. The College Division's decrease in net sales was directly impacted by the Geneva warehouse transition.


Net sales for the general publishing segment increased

slightly to $21.5 million from $21.0 million from the same

period year-to-year.  Revenues were flat for reference

products, while juvenile and adult titles experienced a slight decrease totaling $.9 million. Included in the net

revenues for the second quarter of 1995 was approximately $2.0 million from the sale of the Information Please(R) publishing rights to INSO.


Cost of sales for the second quarter of $55.8 million were flat compared to the same period for 1994.  Cost of sales as a

percentage of net sales rose 5.8%. The cost of sales for the second quarter reflect a significant increase in editorial

spending in preparation for future adoption opportunities

in the upcoming elementary and secondary publishing

calendars. Additional funds have been used by Riverside for its continued development of customized criterion-referenced

testing programs currently sought by state and open territory school districts and the enhancement and diversification of its product offerings, including expansion in group assessment testing. Editorial and development costs for the Trade &

Reference Division have increased primarily due to the

scheduled launch of the new multimedia publications in

the Fall of 1995. The multimedia products have an emphasis on the children's, reference, and hobby markets.  The manufacturing component of cost of sales in the second quarter has not been materially affected by the continued increases in paper costs due to the implementation of publishing plans which were

structured to mitigate the effect of the anticipated price

increases.  The plans include, but are not limited to, the

substitution of paper grades and negotiated price protection from certain suppliers.


Selling and administrative expenses were up slightly in the

second quarter of 1995 compared to 1994.  The increase is

attributed primarily to the increased costs incurred in product sampling and temporary duplicative product delivery expenses.


Special charges of $7.0 million related to the costs of

outsourcing the distribution processes at the Geneva, Illinois and Burlington, Massachusetts facilities were recorded in the second quarter of 1995.

These charges include $2.7 million for severance, $1.1 million for inventory relocation, and $3.2 million for the transition and winding down of in-house operations.


The Company's operating loss of $5.2 million, after special

charges, compares to last year's second quarter operating income of $15.8 million.  The $21.0 million increase in the operating loss is attributed primarily to the delay in divisional sales from the School Division, McDougal, and the College Division,

as well as the special charges.


Net interest expense for the second quarter of 1995 was flat compared to the same period in 1994.  The decrease of $1.4

million in the equity earnings in INSO is principally due to the Company's $2.2 million, or $.16 per share, portion of INSO's

$5.5 million of special charges related to the SCC acquisition recorded in the second quarter of 1995.

Six Months Ended June 30, 1995 and 1994
- ---------------------------------------

Net revenues for the six months ended June 30, 1995, were $155.2 million, or 6.8% lower than the $166.5 million from the same period in 1994.  Consolidated net losses were $23.6 million,

or $1.71 per share, compared to net income of $10.7 million,

or $.77 per share in 1994. Net losses in 1995 included after-tax special charges of $4.3 million, or $.31 per share, and one-time charges related to the equity investment in INSO of

$2.2 million, or $.16 per share.  Excluding these items, net losses were $17.1 million, or $1.24 per share. The six months ended June 30, 1994, also include an after-tax loss of $1.2

million, or $.09 per share, from the early extinguishment of long-term debt, an after-tax gain of $22.8 million,

or $1.65 per share, related to the spin-off of the former

Software Division, and an after-tax charge of $4.0 million, or

$.29 per share, for restructuring items.  Absent these items,

net losses of $6.9 million, or $.50 per share, were recognized in the six months ended June 30, 1994.


Net sales for the educational publishing segment declined by

$9.9 million, or 7.8%, to $116.2 million. As previously mentioned, the transition of the distribution outsourcing resulted in the lower revenues reported for the 1995 period

for the School Division, McDougal, and the College Division.

The School Division and McDougal were also affected by the

previously mentioned patterns of late ordering. Riverside's

six-months revenues in 1995 increased over 10%,

to $28.1 million, as a result of increased sales from test

products and scoring services.


General publishing net sales experienced a 3.6% decline from

1994's six months total of $40.4 million.  Reference product sales were up $1.0 million, or 7.8%, from 1994's $12.2 million.

This increase and the revenue from the sale of the Information

Please(R) publishing rights were offset by decreases in juvenile and adult titles.


Cost of sales for the six months ended June 30, 1995, of $95.7 million were $2.2 million, or 2.3% higher than for the six

months ended June 30,1994.  Cost of sales as a percent of sales rose from 56% in 1994 to 62% in 1995, reflecting the increase in editorial spending in preparation for future adoption

opportunities in the upcoming elementary and secondary calendars, as well as for testing programs for Riverside and multimedia products created by the Trade & Reference Division.

The manufacturing component of cost of sales has not been

affected by the continued increases in paper costs due to the implementation of publishing plans which were structured to

mitigate the effect of anticipated price increases. These plans include, but are not limited to, the substitution of paper

grades and negotiated price protection from certain suppliers.


Selling and administrative costs were up $4.3 million from the

$82.8 million incurred as of June 30, 1994, primarily due

to the increased sampling costs for adoption programs and the higher distribution costs incurred as parallel operations are being maintained during the outsourcing transition period for the Trade & Reference Division.


Special charges of $7.0 million were recognized in the second quarter of 1995 in connection with the Company's decision to outsource the distribution operations of the Geneva, Illinois and Burlington, Massachusetts facilities.  The $6.5 million of special charges recorded in the first quarter of 1994 relate to the substantial completion of the reorganization of certain administrative and corporate functions begun in 1991, which

were intended to hold down operating costs and increase

efficiency.


The Company's operating loss before special charges was $27.6 million for the six months ended June 30, 1995 compared to $9.8 million for the comparable period in 1994.  The increase in

the loss is primarily attributed to the decrease in net

revenues and the increased spending for editorial development.


Interest expense increased $1.0 million from 1994 to 1995.  The increase is due to the issuance in April 1994 of the 7.125%,

$100 million in medium-term notes to partially fund the

acquisition of McDougal. The six months ended June 30, 1994,

include an after-tax gain of $22.8 million, or $1.65 per

share, recognized in connection with the spin-off, in an initial public offering, of INSO, the successor company to the former

Software Division.


The Company's effective tax rate for the six months ended

June 30, 1995 was 39% compared to 33% for the same period of the prior year. The effective tax rate of 33% reflected the utilization of available tax benefits due primarily to the pre-tax gain related to the INSO initial public offering.

The Company's effective tax rate for all of 1994 was 38%.


Liquidity and Capital Resources
- -------------------------------

The Company's cash requirements are primarily determined by its seasonal working capital needs.  Cash used to fund operating activities in the six months ended June 30, 1995 was $70.5

million compared to $51.0 million for the same period in 1994.

The significant increase in current period cash usage was

driven by the decrease in net earnings from operations and the build-up of inventory balances, partially offset by a reduction in net trade receivables.


Investment activities provided cash from the normal draw-down of marketable securities and the sale of the Company's

St. Charles, Illinois warehouse to fund publishing investments and general operating requirements.  Requirements for financing activities for the first half of 1995 were principally for the payment of quarterly dividends and treasury share purchases

pursuant to the Company's repurchase program. The $20 million increase in the issuance of commercial paper over the same period of 1994 is primarily due to the increase in operating requirements.


On August 2, 1995, the Company completed a public offering of

1,750,000 6% Exchangeable Notes (SAILS) due 1999 at $68 per

SAILS. Net proceeds of approximately $115.4 million were

recognized in connection with this offering.  It is intended that the proceeds from this offering will be used for general corporate purposes.  At maturity the principal amount of each

SAILS will be mandatorily exchanged by the Company for a number of shares of INSO common stock (or, at the Company's option,

cash with an equal value). The number of shares which could be issued in exchange will be dependent on INSO's share market

price at the time of the redemption. There is also an optional redemption date in 1998 which allows for a one-time redemption of up to 50% of the issue.


In a separate transaction, INSO issued in a new public offering

600,000 shares of its common stock.  The effect of this

transaction has been a reduction of the Company's equity

ownership to approximately 36%. Also, the Company expects to record a gain in the third quarter of approximately

$15 million, representing the increase in its equity in the net assets of INSO.


In August 1994, the Company sold in a private placement 2,000 put warrants on 200,000 shares of its common stock.  The total exercise price of $7.6 million was recognized as a provisional liability.  These warrants expired on August 7, 1995, without being exercised by the counterparty.


The Company's available resources at June 30, 1995, plus

funds generated from operating activities,  existing credit

facilities, and use of the debt market are believed to be

sufficient to meet total cash requirements for the foreseeable future.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matter to a Vote of Security Holders

         At the Annual Stockholders' Meeting on April 26, 1995, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

         Proposal #1 - Election of Class III Directors for
                        a three year term:

                                    Number of Shares
                                 Voted For    Against
                                ----------   ---------

         Mary H. Lindsay        12,137,562     41,071
         John F. Magee          12,137,556     41,080
         Claudine B. Malone     12,147,235     31,401
         Ralph Z. Sorenson      12,147,683     30,953



         The following directors continued their term in office: Joseph A. Baute, Nader F. Darehshori,
         George Putnam, and DeRoy C. Thomas, Gail Deegan,
         James O. Freedman, Charles Longsworth, and Alfred
         McDougal.

         Proposal #2 - Approval of Houghton Mifflin Company
                       1995 Stock Compensation Plan

                       For       -  7,790,464
                       Against   -  2,352,409
                       Abstained -    258,172
                       Withheld  -  1,777,591

Item 4.  Submission of Matter to a Vote of Security Holders

         Proposal #3 - Ratification of Ernst & Young LLP as
                       independent auditors for the fiscal
                       year ended December 31, 1995.

                         For       - 12,092,867
                         Against   -     33,497
                         Abstained -     52,272


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit No. 10 (iii) (A),  Agreement and
             General Release, pages 29 - 30

             Exhibit 27, Financial Data Schedules


         (b) Report on Form 8-K

             None

                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HOUGHTON MIFFLIN COMPANY
                                   ------------------------
                                   Registrant

Dated:  August 11, 1995            /S/ Michael J. Lindgren
                                   ------------------------
                                   Michael J. Lindgren
                                   Vice President, Controller
                                   and Treasurer