Form 10-Q
period 1995-09-30
HOUGHTON MIFFLIN CO
filed 1995-11-14
CIK 48638

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period from July 1, 1995 to September 30, 1995

          Commission file number                  1-5406
                                ------------------------------------

                        HOUGHTON MIFFLIN COMPANY
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Massachusetts                          04-1456030
          -------------------------------        -------------------
          (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)         Identification No.)

          222 Berkeley Street, Boston            02116 - 3754
          -------------------------------        -------------------
          (Address of principal                  (Zip Code)
          executive offices)
                                 617-351-5000
          ----------------------------------------------------------
              Registrant's telephone number, including area code
                                Not applicable
          ----------------------------------------------------------
          (Former name, former address and former fiscal year,
                        if changed since last report.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     X
          Yes ---------------                            No __________________

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.

            Class                             Outstanding at October 31, 1995
            -----                             ------------------------------
     Common Stock, $1 par value                     14,469,910
     Preferred Stock Purchase Rights                14,469,910

                                    1 of 27


                           HOUGHTON MIFFLIN COMPANY

                                     INDEX

                                                     Page No.
Part I. Financial Information

  Consolidated Condensed Balance Sheets
    September 30, 1995 and 1994 and December 31, 1994     3 - 4

  Consolidated Condensed Statements of Income
    and Retained Earnings -- Three and Nine
    Months Ended September 30, 1995 and 1994              5 - 6

  Consolidated Condensed Statements of Cash Flows
    Nine Months Ended September 30, 1995 and 1994             7

  Notes to Unaudited Consolidated Condensed
    Financial Statements                                 8 - 12

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                 13 - 26



Part II.  Other Information

  Item 4. Submission of Matter to a Vote of
          Security Holders                                   27

  Item 6. Exhibits and Reports on Form 8-K                   27

          Signatures                                         27

                           HOUGHTON MIFFLIN COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
               SEPTEMBER 30, 1995 and 1994 and DECEMBER 31, 1994
                (In thousands of dollars, except share amounts)

                                  (Unaudited)

                                    ASSETS
                                    ------

                            September 30   September 30   December 31
                                    1995           1994          1994
                            ------------   ------------   -----------
Current assets:
 Cash and cash
   equivalents                $   95,480      $  12,699     $  30,372
 Marketable securities,
   available-for-sale,
   at fair value                  14,420          1,131        16,821

 Accounts receivable             249,865        215,037       143,599
   Less allowance for
   book returns                   10,618         11,635        12,836
                                 -------        -------       -------
                                 239,247        203,402       130,763
 Inventories:
   Finished goods                 79,852         57,929        55,174
   Work-in-process                 6,282          3,919         4,460
   Raw materials                   6,378          2,569         2,027
                                 -------        -------       -------
                                  92,512         64,417        61,661

 Deferred income taxes
   and prepaid expenses            6,859         16,272        10,484
                                 -------        -------       -------

 Total current assets            448,518        297,921       250,101


 Property, plant and
  equipment and book plates
  (net of accumulated
  depreciation and amort-
  ization of $107,798 at
  September 30, 1995,
  $99,940 at September 30, 1994
  and $96,173 at
  December 31, 1994)              70,443         66,782        68,888

 Intangible assets, net          118,748        127,197       124,408

 Other assets, net                74,225         52,733        53,869
                                 -------        -------       -------
                               $ 711,934      $ 544,633     $ 497,266
                                 =======       ========      ========

See accompanying notes to unaudited
consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
              SEPTEMBER 30, 1995 and 1994, and DECEMBER 31, 1994
                (In thousands of dollars, except share amounts)

                                  (Unaudited)

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                            September 30   September 30   December 31
                                    1995           1994          1994
                            ------------   ------------   -----------
Current liabilities:
 Accounts payable               $ 65,591      $  48,013     $  45,023
 Commercial paper                      -         14,980             -
 Income taxes payable             25,708         21,961             -
 Royalties                        30,116         28,077        32,947
 Salaries, wages
   and commissions                11,959         11,762        13,634
 Other                            22,139         18,041        13,106
                                 -------        -------       -------
   Total current liabilities     155,513        142,834       104,710

Long-term debt                   226,133         99,430        99,445

Accrued royalties                  2,565          3,981         3,169

Other liabilities                 14,529         12,421        13,005

Accrued postretirement
   benefits                       25,673         24,775        24,864

Stock repurchase
  commitment                           -          7,600         7,600


Stockholders' equity:
Preferred stock, $1 par value:
  500,000 shares authorized:
  none issued                          -              -             -

Common stock, $1 par value
  70,000,000 shares authorized
  14,758,726 shares issued        14,759         14,759        14,759

Capital in excess of
  par value                       31,655         19,673        22,316
Retained earnings                283,634        258,994       248,828
Notes receivable from
  purchase agreements             (5,744)        (5,841)       (5,841)
                                 -------        -------       -------
                                 324,304        287,585       280,062
Less:
Benefits trust assets,
  at market                      (30,668)       (27,119)      (29,498)

Common shares held in
  treasury, at cost
  (288,816 shares at September 30,
  1995, 348,538 at September 30,
  1994 and 328,685 at
  December 31, 1994)             ( 6,115)        (6,874)       (6,091)
                                 -------        -------       -------
 Total stockholders' equity      287,521        253,592       244,473
                                 -------       --------       -------
                               $ 711,934      $ 544,633     $ 497,266
                                 =======        =======       =======




See accompanying notes to unaudited
consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                THREE MONTHS ENDED SEPTEMBER 30, 1995, and 1994
              (Unaudited, in thousands except per share amounts)

                                               1995            1994
                                            -------         -------
Net sales by industry segment:
 Educational publishing:
  School                                  $ 201,636       $ 163,250
  College                                    38,859          35,755
                                            -------         -------
                                            240,495         199,005

 General publishing                          27,398          31,299
                                            -------         -------
                                            267,893         230,304
Costs and expenses:
 Cost of sales                              101,929          88,819
 Selling and administrative                  66,879          60,472
                                            -------         -------
                                            168,808         149,291
                                            -------         -------
Operating income                             99,085          81,013

Other income (expense):
 Gain on equity transactions of
   INSO Corporation                          15,001               -
 Equity in earnings of
   INSO Corporation                             713             650
 Net interest expense                        (2,718)         (2,353)
                                            --------        --------
                                             12,996          (1,703)

Income before taxes                         112,081          79,310

Income tax provision                         44,011          31,737
                                            -------        --------
Net income                                   68,070          47,573

Retained earnings at beginning
  of period                                 219,074         215,926

Valuation allowance on
  noncurrent marketable equity
     securities                               (193)          (1,543)

Dividends declared                          (3,317)          (2,962)
                                           --------        --------
Retained earnings at end
  of period                               $ 283,634       $ 258,994
                                            =======         =======
Net income per share                      $    4.93       $    3.45
                                            =======         =======
Average number of
  common shares                              13,817          13,789
                                            =======         =======
Cash dividends paid per
  common share                            $    0.24        $  0.215
                                            =======         =======

See accompanying notes to unaudited consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             AND RETAINED EARNINGS
                NINE MONTHS ENDED SEPTEMBER 30, 1995, and 1994
              (Unaudited, in thousands except per share amounts)

                                              1995         1994
                                           -------      -------
Net sales by industry segment:
 Educational publishing:
  School                               $   298,491    $ 267,143
  College                                   58,180       57,972
                                           -------      -------
                                           356,671      325,115

 General publishing                         66,382       71,718
                                           -------      -------
                                           423,053      396,833

Costs and expenses:
 Cost of sales                             197,625      182,351
 Selling and administrative                153,939      143,248
 Special charges                             7,033        6,513
                                           -------      -------
                                           358,597      332,112
                                           -------      -------
Operating income                            64,456       64,721

Other income (expense):
 Gain on equity transactions
   of INSO Corporation and gain
   on sale of interest in
   Software Division                        15,001       36,212
 Equity in earnings of
   INSO Corporation                            273        1,221
  Net interest expense                      (6,396)      (5,005)
                                          --------     --------
                                             8,878       32,428
                                          --------     --------
Income before taxes and
  extraordinary item                        73,334       97,149

Income tax provision                        28,900       37,666
                                           -------      -------
Income before
  extraordinary item                        44,434       59,483

Extraordinary loss on early
  extinguishment of debt (net
  of income tax benefit of $729)                 -       (1,239)
                                          --------      -------
Net income                                  44,434       58,244

Retained earnings at beginning
  of period                                248,828      211,222

Valuation allowance on
  noncurrent marketable equity
    securities                                (101)      (1,543)

Dividends declared                          (9,527)      (8,929)
                                          --------      -------
Retained earnings at end
  of period                              $ 283,634    $ 258,994
                                          ========      =======

Per share:
  Income before extraordinary item       $    3.22    $    4.30
  Loss on early extinguishment of debt           -        (0.09)
                                           -------       ------
Net income per share                     $    3.22    $    4.21
                                          ========      =======

Average number of common shares             13,805       13,838
                                          ========      =======
Cash dividends paid per
  common share                           $    0.69    $   0.645
                                          ========      =======

See accompanying notes to unaudited consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                     (Unaudited, in thousands of dollars)

                                                    1995        1994
                                                 -------      ------
Cash flows provided by (used in)
  operating activities:

 Net income                                     $ 44,434    $ 58,244
 Adjustments to reconcile
 net income to net cash
 (used in) provided by operating
 activities:
   Gain on equity transactions of INSO
     Corporation and gain on sale of
     interest in Software Division               (15,001)    (36,212)
   Equity earnings in INSO Corporation              (273)     (1,221)
   Depreciation and amortization                  35,767      34,997
   Loss on early extinguishment
     of debt, net                                      -       1,239

Changes in operating assets and liabilities:

  Accounts receivable                           (108,484)    (99,363)
  Inventories                                    (30,851)     13,965
  Royalty advances, net                           (7,986)      1,078
  Accounts payable                                20,566       9,695
  Income taxes                                    25,423      20,064
  Other, net                                      14,538       3,464
  Salaries, wages and commissions                 (1,675)         89
                                                --------     -------
  Net cash (used in) provided by
    operating activities                         (23,542)      6,039
                                                 -------     -------
Cash flows provided by (used in)
  investing activities:
 Book plate expenditures                         (29,338)    (18,100)
 Property, plant, and equipment
  expenditures                                    (5,439)     (5,567)



 Marketable securities                             2,401      16,976

 Acquisition of McDougal,
   net of cash acquired                                -    (130,342)
 Dividend received from INSO
   Corporation                                         -      32,860
 Sale of building and equipment                    3,186           -
                                                 -------     -------
  Net cash used in
    investing activities                         (29,190)   (104,173)
                                                --------     -------

Cash flows provided by (used in)
 financing activities:
   Dividends on common stock                      (9,527)     (8,929)
   Repayment of commercial paper                       -      (9,625)
   Issuance of long-term debt                    126,643      99,415
   Senior notes prepayment                             -     (26,960)
   Purchase of common stock                         (957)    (12,923)
   Exercise of stock options                       1,928         779
   Other                                            (247)      1,834
                                                 -------     -------
   Net cash provided by financing
     activities                                  117,840      43,591
                                                --------     -------
Net increase (decrease) in cash
  and cash equivalents                            65,108     (54,543)
Cash and cash equivalents
  at beginning of period                          30,372      67,242
                                                 -------      ------
Cash and cash equivalents at
  end of period                                $  95,480   $  12,699
                                                ========     =======

Supplementary disclosure of cash flow information:
 Income taxes paid                             $   3,453   $  17,192
 Interest paid                                 $   5,379   $   2,753

See accompanying notes to unaudited
consolidated condensed financial statements.

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION

(1) The accompanying unaudited consolidated financial statements of Houghton Mifflin Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation have been included.

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

       (In millions, except            Nine Months Ended
        per share amounts)            September 30, 1994
        ---------------------       --------------------
       Net sales                         $   398.6
       Income before
          extraordinary item             $    53.5

       Net income                        $    52.3

       Net income per share              $    3.78

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

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
                                -- Continued--


(3) In March 1994, the Company spun-off its former Software Division in an initial public offering. In connection with this offering, the Company received a cash dividend of $32.9 million from the successor company INSO Corporation ("INSO"). The equity interest in INSO after the offering was approximately 40%. Additionally, an after-tax gain of $22.8 million, or $1.65 per share, was recognized in connection with the INSO public offering. The gain represents the value of the convertible preferred stock and the cash received net of the assets transferred.

      The Company's recognition of earnings from its investment in INSO is based upon the equity method of accounting. The equity earnings included in the Company's results of operations are based primarily upon the Software Division's historical results adjusted for the current business environment.

      In August 1995, INSO completed a new public offering of 600,000 shares of common stock. As a result, the Company's equity ownership has been reduced to approximately 36%. The Company recorded an estimated gain of approximately $15.0 million, $8.9 million after-tax, or $.64 per share, in the third quarter representing the increase in its equity in net assets of INSO.


(4) In March 1994, the Company completed the early redemption of $25 million of 8.78% Senior Notes scheduled to mature in March 1997. The refinancing cost of $1.2 million, or $.09 per share, was net of an income tax benefit of $.8 million. The Company financed the early redemption of the Senior Notes with operating cash and a portion of the net proceeds received in connection with the INSO public offering. (See Note 3.)

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
                                -- Continued--

      In August 1995, the Company completed a public offering of 1,920,000 6% Exchangeable Notes Due 1999 (Stock Appreciation Income-Linked Securities, or "SAILS"). The SAILS were issued at a principal amount of $68 per SAILS. Net proceeds of approximately $126.6 million were received and used for general corporate purposes, including the repayment of seasonal borrowings and the partial funding of the acquisition of D.C. Heath and Company. (See
      Note 8.) At maturity, the SAILS will be exchangeable for shares of INSO common stock, or at the Company's option, cash in lieu of shares. If the Company chooses to redeem the SAILS with shares of INSO common stock, it would record a gain representing the excess of the redemption amount over the book value of the Company's investment in INSO. The Company's ownership percentage of INSO after this redemption would be less than 20%.


(5)   Intangible assets consist of the following:

                        As of September 30     December 31
      In thousands         1995       1994            1994
      -----------------------------------------------------
      Goodwill           $113,268   $114,512      $113,268
      Publishing rights    15,520     15,595        15,530
      Other                 5,731      5,731         5,731
      Less: accumulated
        amortization      (15,771)   ( 8,641)      (10,121)
      ----------------------------------------------------
      Total              $118,748   $127,197      $124,408
      ====================================================

      The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected undiscounted net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company writes down the book value of the intangible asset to the undiscounted net cash flow amount.

                           HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
                                -- Continued--


(6) The Company has incurred special charges of $7.0 million and $6.5 million for the nine months ended September 30, 1995, and 1994, respectively. The current year charges resulted from the decision to outsource existing distribution operations and are primarily for severance costs, warehouse closing expenses, and inventory relocation charges. The 1994 charges relate primarily to corporate and divisional staff reductions and consolidation of leased Company facilities.


(7) In August 1994, the Company sold put options on 200,000 shares of its common stock. The put options were exercisable in August 1995 at a price of $38.00 per share. The total exercise price of $7.6 million was reflected in the Company's 1994 financial statements as a liability with the offset as a reduction of capital in excess of par value. The proceeds from the issuance of the put options have been included in capital in excess of par value. The options expired in August 1995 unexercised and the liability was reclassified to capital in excess of par value.


(8) On September 25, 1995, the Company entered into a definitive agreement to acquire D.C. Heath and Company ("Heath") from Raytheon Company for $455 million in cash. The purchase was completed on October 31, 1995, and was financed through a combination of available cash and new borrowings.


(9) The Board of Directors, at its October 25, 1995, meeting, declared a quarterly dividend of $.24 per share, payable on November 22, 1995, to shareholders of record on November 8, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Third Quarter 1995 versus Third Quarter 1994
-------------------------------------------------

Net sales for the third quarter ended September 30, 1995, were $267.9 million, an increase of 16% from the $230.3 million reported in the third quarter of 1994. Total consolidated net income rose 43% to $68.1 million, or $4.93 per share, for the quarter ended September 30, 1995, compared to $47.6 million, or $3.45 per share, for the same period in 1994. The Company recorded a gain of approximately $15.0 million ($8.9 million after-tax), or $.64 per share, in the third quarter representing the increase in its equity in the net assets of INSO as a result of INSO completing a new public offering of 600,000 shares of common stock.

As of June 30, 1995, there was an increase from the prior year of approximately $20 million in orders received and not shipped resulting from the transition of warehouse operations located at the Geneva, Illinois facility which services the School Division, McDougal, and the College Division. This delay in shipments caused a shift in timing of the recording of sales from the second quarter to the third quarter. As of September 30, 1995, all of the aforementioned $20 million increase in unshipped orders had been shipped.

Net sales from the educational publishing segment increased $41.5 million, or 21%, from last year's third quarter net sales of $199.0 million. Significant sales increases of a combined $40.3 million were recognized in the elementary and secondary programs. The strength of the School Division's new reading program, Houghton Mifflin Reading: Invitations to Literacy(C) 1996 and Houghton Mifflin Mathematics(C) 1995 added substantial sales. Sales of backlist titles in the reading programs did decline in the third quarter of 1995 compared to 1994, as customers elected to purchase the new reading program. McDougal added higher net sales, primarily supported by the capture of over 70% of the available market share in Florida with the new language arts program The Writer's Craft, and the benefit of a dedicated sales force concentrating on the secondary educational market. Revenues from the College Division increased 9% in the third quarter of 1995 over the same period in 1994. The Riverside Publishing Company ("Riverside") reported a slight sales decrease over the same third quarter period in 1994.

Net sales for the general publishing segment decreased $3.9 million, or 12%, in the third quarter of 1995 compared to the $31.3 million reported in 1994's third quarter. Reference product sales decreased from 1994's third quarter levels, primarily due to the Saturday Night Live product sales included in 1994.

Operating income for the third quarter of 1995 increased 22%, or $18.1 million, to $99.1 million in 1995 over the same period in 1994. Higher revenues and improved product profitability contributed to the increase. Cost of sales as a percentage of net sales dropped slightly in the third quarter of 1995 despite a $4.2 million increase in editorial spending, which includes new educational program development, as well as spending for emerging markets in the multimedia and technology product arenas.

Manufacturing costs have not been materially affected by the steady increases in paper costs due to the substitution of paper grades and the negotiation of price protection from certain suppliers. Increased selling costs were largely due to the growth in sales from the same third quarter period in 1994, and were principally related to implementation and distribution of product samples in connection with the new programs in the School Division and McDougal. Offsetting these operational charge increases were cost savings in advertising.

Net interest expense for the third quarter of 1995 increased 15% to $2.7 million from the same period in 1994, primarily due to the issuance of 1,920,000 6% Stock Appreciation Income-Linked Securities ("SAILS") Exchangeable Notes in August 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
---------------------------------------------

Net sales for the nine months ended September 30, 1995, were $423.1 million, or 7% higher than 1994's nine months net sales of $396.8 million. Net income for the nine months ended September 30, 1995, of $44.4 million, or $3.22 per share, decreased $13.8 million, or 24%, from the same period in 1994. Net income in 1995 included an estimated gain of approximately $15.0 million ($8.9 million after-tax), or $.64 per share, representing the increase in the Company's equity in net assets of INSO, special charges of $7.0 million ($4.3 million after-tax), or $.31 per share, relating to the costs of outsourcing the distribution processes at the Geneva, Illinois and Burlington, Massachusetts facilities, and $2.2 million, or $.16 per share, representing the Company's portion of special charges of $5.5 million recognized by INSO in connection with its acquisition of Systems Compatibility Corporation ("SCC"). Net income for the nine months ended September 30, 1994, of $58.2 million, or $4.21 per share, included an after-tax gain of $22.8 million, or $1.65 per share, related to the spin-off of the former Software Division, special charges of $6.5 million ($4.0 million after-tax), or $.29 per share, for severance costs, facility closings, and disposal of tangible and intangible assets, and an extraordinary charge of $1.2 million, or $.09 per share, for the early extinguishment of debt. Adjusting both periods' net income for the INSO equity gains, special charges of the Company, INSO special charges, and 1994's extraordinary loss on early debt extinguishment, net earnings from operations in 1995 improved to $42.0 million, or $3.05 per share, from 1994's net earnings from operations of $40.7 million, or $2.94 per share.

Net sales from the educational publishing segment increased $31.6 million, or 10%, from 1994's nine months net sales of $325.1 million. The strong results from the sales of the School Division's new programs, Houghton Mifflin Reading:
Invitations to Literacy(c) 1996 and Houghton Mifflin Mathematics(c) 1995, combined with the significant market share captured in Florida by McDougal's new language arts program The Writer's Craft accounted for the majority of the net increase in revenues. Riverside posted modest gains in net sales for the nine months ended September 30, 1995, compared to the same period in 1994. Period-to-period net sales for the College Division were flat.

Net sales for the general publishing segment for the nine months ended September 30, 1995, decreased 7%, or $5.3 million, from the net sales of $71.7 million for the nine months ended September 30, 1994. Net sales for the 1994 period included $1.8 million related to the former Software Division and $2.0 million in sales of backlist titles such as David Macaulay's The Way Things Work, and Chris Van Allsburg's Polar Express and Polar Express Audio. Revenues for 1995 included approximately $2.1 million from the sale of the Information Please(R) publishing rights to INSO.

Operating income for the nine months ended September 30, 1995, was $64.5 million compared to $64.7 million from the same period in 1994. Cost of sales as a percentage of net sales increased slightly to 47% from 1994's 46%. Included in the 1995 current period charges are $14.5 million of higher editorial costs. The costs increases are primarily due to a greater number of new programs in development concurrently than in prior years. These programs are primarily for the elementary and secondary educational markets in the areas of reading, social studies, mathematics, and language arts. Development costs for the Trade & Reference division have been concentrated in the area of new multimedia products due to be released for the Christmas season. Manufacturing costs as a percent of net sales have declined slightly, benefiting from the increased profit margins of certain products and the cost controls initiated to mitigate the impact of paper price increases. Selling and administrative costs have increased $10.7 million, or 7%, from 1994 to 1995, primarily due to the higher expenses for implementation and distribution of product samples, as well as increased distribution costs resulting from the delay in the transition of warehouse operations.

In August 1995, INSO Corporation completed a public offering of 600,000 shares of common stock at $65 per share. In connection with this offering, the Company has recorded an estimated gain of $15.0 million ($8.9 million after taxes), or $.64 per share. Net income also included a $2.2 million charge, or $.16 per share, representing the Company's share of special charges recorded by INSO related to its acquisition of SCC. Net income before an extraordinary item for the nine months ended September 30, 1994, included the after-tax gain of $22.8 million, or $1.65 per share, recognized for the gain on the spin-off of the former Software Division.

Net interest expense for the nine months ended September 30, 1995, has increased $1.4 million to $6.4 million over the $5.0 million reported as of September 30, 1994. The interest costs of the notes issued to partially fund the acquisition of McDougal in March 1994 are included for a full nine months in 1995 compared to the six months recorded as of September 30, 1994. Additionally, interest costs for the SAILS Exchangeable Notes issued in August 1995 are included in the current period. Higher earnings from marketable securities recorded from the investment of the proceeds received from the SAILS partially offset the increase in interest costs.

The Company's effective tax rate for the nine months ended September 30, 1995, was approximately 39% compared to approximately 39% for the comparable period from the prior year. The effective tax rate for the fiscal year 1994 was 38%.

On September 25, 1995, the Company announced that it had entered into a definitive agreement to acquire D.C. Heath and Company ("Heath") from Raytheon Company, for $455 million in cash. The acquisition was financed through a combination of existing cash balances and short-term financing. Heath is a leading publisher of textbooks in areas including modern language, language arts, science, social studies, and mathematics for the elementary, secondary, and college markets.

Liquidity and Capital Resources
-------------------------------

The seasonality of revenues affects the Company's operating cash flow. A net cash deficit from operating and investing activities, normally incurred through the middle of the third quarter, is funded through the draw-down of cash and marketable securities and accessing existing short-term credit facilities. Cash, cash equivalents, and marketable securities increased

$96.1 million to $109.9 million at September 30, 1995, compared to $13.8 million at September 30, 1994. This increase was primarily the result of the approximately $126.6 million of proceeds from the August 1995 issuance of 1,920,000 SAILS, offset by the reduction of seasonal borrowing obligations.

Cash used in operating activities of $23.5 million has increased $29.5 million from the $6.0 million cash generated from operations at September 30, 1994. Increased accounts receivable balances compared to September 30, 1994, are a result of higher third quarter net sales compared to the same period of 1994. The build-up of inventory balances to meet sales demands and fall product sample distribution for upcoming adoption opportunities has further reduced the cash available from operating activities.

At September 30, 1995, total debt increased $111.7 million to $226.1 million from $114.4 million at September 30, 1994. In August 1995, net proceeds of approximately $126.6 million were received in connection with the Company's completion of a public offering of 1,920,000 6% Exchangeable Notes (SAILS) due 1999 at $68 per SAILS. At maturity the principal amount of each SAILS will be mandatorily exchanged for a number of shares of INSO common stock, or at the Company's option, cash with an equal value. The number of shares which could be issued in exchange will be dependent on INSO's market share price at the time of the redemption. There is an optional redemption date in 1998 which allows for a one-time redemption of up to 50% of the outstanding issue. These proceeds were used to purchase short-term investment securities and pay down outstanding seasonal borrowing obligations. As a direct result of this debt issue, the Company's total capitalization ratios increased to approximately 44% at September 30, 1995, from 31% at September 30, 1994.

Continued investment in creating publishing assets resulted in an increase in book plate expenditures of $11.2 million. The principal financing activity, excluding the issuance of new debt, was the payment of cash dividends. In July 1995, the Board of Directors voted to increase the quarterly dividend from $.225 per share to $.24 per share, or $.96 per share annually. This is the thirteenth consecutive year in which the Company has increased its dividends to stockholders.

In connection with the acquisition of D. C. Heath and Company, the Company increased its borrowings by an additional $355 million. Due to the seasonal and cyclical nature of Heath's revenues, it is anticipated that short-term borrowing requirements will increase in a manner which parallels the Company's current seasonal borrowing patterns. The issuance of debt to fund the acquisition, together with the increase in seasonal borrowing needs, will give rise to higher incremental interest costs in the future.

The Company expects that cash flows from combined operations will be sufficient to provide adequate financing resources to support operational needs, and also be sufficient to fund necessary capital expenditures, debt service obligations, and dividend payments. The Company has established several short-term credit facilities available at September 30, 1995, that, together with funds expected to be generated from operating activities, are believed to be sufficient to meet total cash requirements for the foreseeable future.

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

                                     HOUGHTON MIFFLIN COMPANY
                                     ------------------------
                                     Registrant

Dated:  November 13, 1995            /s/James F. Stack
                                     ------------------------
                                     James F. Stack
                                     Executive Vice President,
                                     Chief Financial Officer


Dated:  November 13, 1995            /s/ Michael J. Lindgren
                                     ------------------------
                                     Michael J. Lindgren
                                     Vice President, Controller