Form 10-K
period 1995-12-31
HOUGHTON MIFFLIN CO
filed 1996-03-26
CIK 48638

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995       Commission file number 1-5406

                           HOUGHTON MIFFLIN COMPANY
            (Exact name of registrant as specified in its charter)

               Massachusetts                         04-1456030
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

         222 Berkeley St., Boston                    02116-3764
 (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code (617) 351-5000

         Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
          Title of each class                on which registered
--------------------------------------   --------------------------
      Common Stock, $1 par value           New York Stock Exchange
    Preferred Stock Purchase Rights

  Securities registered pursuant to Section 12(g) of the Act: None
                          (Title of Class)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

   The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $589,777,345 as of February 29, 1996.

   The registrant had outstanding 14,527,114 shares of common stock (exclusive of Treasury shares) and 14,527,114 Preferred Stock Purchase Rights as of February 29, 1996.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1996 Annual Meeting of Stockholders are incorporated into
Part III.

                            HOUGHTON MIFFLIN COMPANY
                              TABLE OF CONTENTS
                                  FORM 10-K
                                    Part I

                                                                                              Page
                                                                                             -------
Item 1.         Business                                                                        1
Item 2.         Properties                                                                      3
Item 3.         Legal Proceedings                                                               3
Item 4.         Submission of Matters to a Vote of Security Holders                             3
                                               Part II
Item 5.         Market for the Company's Common Stock and Related Stockholder Matters           5
Item 6.         Selected Financial Data                                                         6
Item 7.         Management's Discussion and Analysis of Financial Condition and Results
                of Operations                                                                   7
Item 8.         Consolidated Financial Statements and Supplementary Data                       12
Item 9.         Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                           33
                                              Part III
Item 10.        Directors and Executive Officers of the Company                                33
Item 11.        Executive Compensation                                                         33
Item 12.        Security Ownership of Certain Beneficial Owners and Management                 33
Item 13.        Certain Relationships and Related Transactions                                 33
                                               Part IV
Item 14.        Exhibits, Financial Statements and Schedule, and Reports on Form 8-K           33
                Index to Consolidated Financial Statements and Financial Schedules             33
                Financial Statement Schedule                                                   34
                Signatures                                                                     35
                Index to Exhibits                                                              36

PART I

Item 1. Business

(a) Description of Business

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

   In October 1995, the D.C. Heath and Company ("Heath") division of Raytheon Company was acquired in a purchase transaction for $452.9 million in cash. Heath is a publisher of textbooks and supplemental materials for the elementary and secondary school and college markets. Heath's operating results from the date of acquisition have been included in the educational publishing segment of the Company's consolidated financial statements.

   In June 1995, the Company recorded special charges related to a decision to outsource existing distribution operations. These charges consisted primarily of termination benefit costs, warehouse closing costs, and inventory relocation expenses. In February 1996, the Company announced the reassumption of the distribution function maintained at its Geneva, Illinois facility. This warehouse will continue to service the elementary and secondary textbook and college product distribution operations. The distribution operations for Riverside and Trade & Reference will continue to be managed by a third party.

   In March 1994, the Company's former Software Division successfully completed an initial public offering. The Company retained an equity interest in the successor company, INSO Corporation ("INSO"), of approximately 40%. In August 1995, INSO completed a new public offering of 1.2 million shares of common stock which reduced the Company's ownership interest to approximately 36%. INSO declared a stock split in the form of a 100% stock dividend to be paid in September 1995. All INSO share references have been restated to reflect the effects of the stock split. Up to 3.8 million of the Company's INSO shares have been used to collateralize the principal owed from the issuance of the 6% Exchangeable Notes due in 1999 ("SAILS").

(b) Financial information about the industry segments

   Financial information about the Company's industry segments is set forth in Note 14 to the Consolidated Financial Statements (Part II, Item 8) under the heading "Segment Information" on page 30 herein, and in the schedule "Five-Year Financial Summary" on page 6 herein.

(c) Narrative description of business

   For the Company, the business of publishing is the shaping of ideas, information, and instructional methods into various media that satisfy the lifelong need for people to learn, gain proficiency, and be entertained. The Company seeks out, selects, and generates worthwhile concepts and then enhances their value and accessibility through creative development, design, production (performed by outside suppliers), marketing, sales, and distribution. While the Company's works have been published principally in the form of printed materials, many programs or works are published in other formats including computer software, laser discs, CD-ROM, and other electronic and multimedia products.

Textbooks and other educational materials and services

   This industry segment includes textbooks and instructional materials, materials for measuring achievement and aptitude, clinical/special needs assessment testing products, computer-assisted as well as computer-managed instructional programs on all educational levels, computer tools and operating systems for the college market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets in this segment are elementary and secondary schools and two- and four-year colleges. Major regional sales offices are located in Illinois, Texas, Georgia, New Jersey, and California. The Company is required by certain states to use state textbook depositories for the distribution of educational materials. Textbooks and materials for the elementary market are sold by the School Division; sales for the secondary school market are made by McDougal Littell Inc. ("McDougal"); the educational and clinical testing materials markets are serviced by The Riverside Publishing Company ("Riverside"); and the two- and four-year higher education markets are serviced by the College Division. Heath elementary, secondary, and college materials will be sold by the School Division, McDougal, and College Division, respectively. All operating divisions have their own dedicated sales forces. In 1995, the Company outsourced the distribution operations of all product components in the educational segment. In December 1995, the Company announced the creation of a new operating unit within the educational segment whose focus will be the development and sale of products for the supplementary instructional market that complement the Company's elementary and secondary publications. Existing School, McDougal, and Heath products, including reference, audio visual and display materials, workbooks and manipulatives will be used as a foundation for the unit Great Source Education Group, which was incorporated as a subsidiary in February, 1996. The division will operate independently with its own editorial staff and sales force and will be located in Wilmington, Massachusetts. In February 1996, the Company announced that it will resume control of distribution operations for the shipment of product components for the School Division, McDougal, and College Division from its Geneva, Illinois facility.

General publishing

   This industry segment includes trade books of fiction and nonfiction for adults and children, dictionaries and other reference works. The principal markets for trade books and reference works in this segment are retail stores. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. In addition, book reprint rights are sold to paperback publishers, book clubs, and publishers in the U.S. and internationally. Reference and dictionary materials are also sold to schools, colleges, office supply distributors, and businesses. In 1995, the Trade & Reference Division announced the launch of a new imprint, "Houghton Mifflin Interactive," whose principal initiative is the development of CD-ROM titles for sale in the multimedia consumer product markets. These products will be created from new and existing Houghton Mifflin titles, and will include children's, reference and adult hobby titles. The Trade & Reference Division's publications are sold by its own sales force, as well as the Company's other divisional sales forces, commission agents, and wholesalers. Major corporate sales and support offices are maintained in Massachusetts and New York. On June 1, 1995, the distribution operations for trade products were outsourced to Publishers Resources Inc.'s facilities located near Nashville, Tennessee. The former office and warehouse facility located in Burlington, Massachusetts was closed and the property sold in November 1995.

Company business as a whole

   The availability of printing and binding capacity and raw materials continued at satisfactory levels throughout the year. The availability of adequate high quality paper supplies has tightened during 1995; however the Company has had available to it adequate sources to meet production requirements at competitive prices. The Company is not dependent upon any one supplier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on page 7 herein.

   The Company's principal businesses are seasonal and consist of sales predominately to schools and colleges with approximately 70% of sales normally occuring in the second and third quarters as purchases are made for the school year which begins in September. Third-quarter results are material to full-year performance with the Company realizing more than 40% of its net sales and substantially all of its net income during the third quarter. The acquisitions of Heath and McDougal have not materially changed the seasonal nature of the Company's net sales or operating profits. See "Summary of Quarterly Results of Operations (unaudited)" for the two-year period ended December 31, 1995, set forth on page 32 herein.

   Sales of educational materials are cyclical as a result of purchasing patterns that are based on both the academic year and the textbook adoption process. Approximately one-half of the United States school population adopts new elementary and secondary school textbooks on a statewide basis for a particular subject every five to seven years. The increase in the number of states adopting elementary and secondary school products provided for increased sales opportunities in 1995. It is expected that 1996 will offer more limited sales opportunities for state-wide adoption. The loss of a single customer or a few customers would not have a materially adverse effect on the business of the Company, but as discussed above, the timing of adoption opportunities may affect year-to-year revenue performance.

   The Company's products are sold in highly competitive markets due to the extensive consolidations that have occurred in the publishing industry in recent years. The major competitive factors in the industry are believed to be quality of product and customer service. The elementary and secondary school market is concentrated in approximately 10 significant publishers; in the college book market the Company competes with 10 significant publishers. In the diverse trade and juvenile book markets, approximately 60% of the estimated $6 to $7 billion total industry sales is shared by 10 major publishers including Houghton Mifflin.

   At December 31, 1995, the Company employed approximately 2,350 people.

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

   The following table describes the approximate building areas and principal uses of the significant operating properties of the Company and its subsidiaries at December 31, 1995. The Company believes that its owned and leased properties are suitable and adequate for its present and anticipated business needs, satisfactory for the uses to which each is put, and in general fully utilized.

                             APPROXIMATE AREA     PRINCIPAL USE               SEGMENT USED
        LOCATION              IN SQUARE FEET         OF SPACE                      BY
------------------------     ------------------    -------------   ----------------------------------
Owned Premises
------------------------
Geneva, Illinois                  486,000           Offices &        Textbooks and other educational
                                                    warehouse        materials

Palo Alto, California              18,000           Offices          Textbooks and other educational
                                                                     materials; sales office
Indianapolis, Indiana             503,000           Offices &        Textbooks and other educational
                                                    warehouse        materials; sales office
Leased premises
------------------------
Boston, Massachusetts *           246,000           Executive &      (1) Textbooks and other
  222 Berkeley Street/                              business         educational materials and
  500 Boylston Street                               offices          services, (2) General
                                                                     publishing, and (3) Corporate
                                                                     headquarters
Dallas, Texas                      80,000           Offices &        Textbooks and other educational
                                                    warehouse        materials and services
Chicago, Illinois                  53,000           Offices          Textbooks and other educational
                                                                     materials and services
Evanston, Illinois                 48,000           Offices          Textbooks and other educational
                                                                     materials; sales office
Wilmington,
  Massachusetts                    40,000           Offices          Corporate support
Atlanta, Georgia                   31,000           Offices &        Textbooks and other educational
                                                    warehouse        materials; sales office
New York, New York                 36,000           Offices          General publishing
St. Charles, Illinois              14,000           Offices          Textbooks and other educational
                                                                     materials; sales office
Princeton, New Jersey               5,700           Offices          Textbooks and other educational
                                                                     materials; sales office

   The years of expiration on leased premises are as follows:

Boston, Massachusetts       2007
Dallas, Texas               2005
Chicago, Illinois           1996
Evanston, Illinois          2004
Wilmington,
  Massachusetts             2005
Atlanta, Georgia            1998
New York, New York          2004
St. Charles, Illinois       2006
Princeton, New Jersey       1999


* Lease agreement entered into in February 1996 for expansion of 56,000 square feet into premises adjacent to existing corporate headquarters.

Item 3. Legal Proceedings

   None

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1995.

Executive Officers of the Company

                                                                                    Other
                                                                        Office    positions
                           Age at                                         held    with the
Name                      2/28/96                 Office                 since     Company
-----------------------    ------    ---------------------------------    ----   ---------
Nader F. Darehshori          59       Chairman, President, and            1991    Director
                                      Chief Executive Officer
Albert Bursma, Jr.           59       Executive Vice President,           1995        --
                                      President, Great Source
                                      Education Group, Inc.
Gail Deegan **               49       Executive Vice President, Chief     1996        --
                                      Financial Officer, and
                                      Treasurer
Margaret M. Doherty          57       Senior Vice President, Human        1994        --
                                      Resources
Elizabeth L. Hacking         54       Senior Vice President,              1993        --
                                      Strategic Development
Michael J. Lindgren          38       Vice President, Controller          1994        --
Julie A. McGee               52       Executive Vice President;           1995        --
                                      President, McDougal Littell
                                      Inc.
John H. Oswald               45       Executive Vice President;           1993        --
                                      President, The Riverside            1992        --
                                      Publishing Company
Gary L. Smith                50       Senior Vice President,              1991        --
                                      Administration
June Smith                   51       Executive Vice President,           1994        --
                                      College Division
Wendy Strothman              46       Executive Vice President, Trade     1996        --
                                      & Reference Division
John E. Tyler                54       Senior Vice President, Chief        1993        --
                                      Technology Officer
Paul D. Weaver               52       Senior Vice President, Clerk,       1989        --
                                      Secretary, and General Counsel
William J. Wisneski          48       Executive Vice President,           1992        --
                                      School Division

   Executive officers are elected by the Board of Directors to serve annual terms.

   Below is a brief account of the business experience of each executive officer during the past five years. Each executive officer has been employed by the Company for more than five years with the exception of Mr. Bursma, Ms. Deegan, Mr. Lindgren, Ms. McGee, Mr. Oswald, Ms. Smith, Ms. Strothman, and Mr. Tyler.

Nader F. Darehshori
1991--Chairman, President, and Chief Executive Officer

Albert Bursma, Jr.
1995--Executive Vice President, President, Great Source Education Group,
      Inc.*
1994--Executive Vice President, D.C. Heath and Company; President, School
      Division (D.C. Heath and Company was a publisher not affiliated with the Company prior to its acquisition on October 31, 1995.)

Gail Deegan **
1996--Executive Vice President, Chief Financial Officer, and Treasurer 1995--Senior Vice President, Regulatory and Government Affairs, NYNEX 1994--Vice President and Chief Finanical Officer, New England Telephone, a
      wholly-owned subsidiary of NYNEX

Margaret L. Doherty
1994--Senior Vice President, Human Resources

Elizabeth L. Hacking
1993--Senior Vice President, Strategic Development
1993--Vice President, Strategic Development
1992--Vice President, Higher Education Planning, Research, and Development,
      College Division

Michael J. Lindgren
1995--Vice President, Controller, and Treasurer
1994--Vice President and Controller
1994--Divisional Vice President and Controller
1993--Director of Planning & Analysis, ITT Sheraton

1992--Director of Accounting and Management Reporting, ITT Sheraton (ITT
      Sheraton is a hotel and real estate subsidiary of ITT Corporation, primarily an insurance and financial services holding company not affiliated with the Company)

Julie A. McGee
1995--Executive Vice President
1994--Senior Vice President
1994--President, McDougal Littell/Houghton Mifflin Inc.*
1991--President, McDougal, Littell & Company (McDougal, Littell & Company was a publisher not affiliated with the Company prior to its acquisition on March 1, 1994.)

John H. Oswald
1993--Executive Vice President
1992--President, The Riverside Publishing Company*
1992--Vice President
1991--Executive Vice President for Sales, Customer Service, and Operations for The Psychological Corporation of Harcourt Brace Jovanovich, Inc. (a publisher not affiliated with the Company)

Gary L. Smith
1991--Senior Vice President, Administration

June Smith
1994--Executive Vice President
1992--Vice President, Editorial Director, College Division
1991--Editorial Director and Publisher--College Division of McGraw-Hill,
      Inc. (a publisher not affiliated with the Company)

Wendy Strothman
1996--Executive Vice President, Trade & Reference Division
1995--Vice President, Publisher, Adult Trade and Reference
1995--Director, Beacon Press (a publisher not affiliated with the Company)

John E. Tyler
1993--Senior Vice President, Chief Technology Officer
1992--Vice President, Information Technology, Seattle Times (a publisher not affiliated with the Company)

Paul D. Weaver
1989--Senior Vice President, Clerk, Secretary, and General Counsel

William J. Wisneski
1992--Executive Vice President, School Publishing
1991--Senior Vice President; President, The Riverside Publishing Company*

 * A subsidiary of the Company
** Ms. Deegan became Executive Vice President, Chief Financial Officer, and
   Treasurer on February 26, 1996, at which time she resigned as a Director of the Company.

                                   PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

   The Company's common stock is traded on the New York Stock Exchange. As of February 29, 1996, the approximate number of holders of common stock of the Company was 5,121.

   Information about stock prices and dividends paid per share is set forth under the heading "Stock Prices and Dividends Paid Per Share" presented below:

                           HOUGHTON MIFFLIN COMPANY

            STOCK PRICES AND DIVIDENDS PAID PER SHARE (Unaudited)

                            1995                         1994
                   ------------------------   --------------------------
                                  Dividend                      Dividend
                  High      Low      Paid     High      Low       Paid
                   -----    -----    ------    -----    -----   --------
First quarter    $47.13   $39.75     $.225   $53.00   $40.63     $.215
Second quarter    54.75    45.88      .225    48.25    38.88      .215
Third quarter     52.88    44.88      .240    46.13    36.13      .215
Fourth quarter    46.75    39.63      .240    47.88    40.63      .225
                                      ----                        ------
Year                                 $.930                       $.870
                                      ====                        ======

Item 6. Selected Financial Data

   The response to this item is set forth below under the heading "Five-Year Financial Summary."

                           HOUGHTON MIFFLIN COMPANY

                         Five-Year Financial Summary

(Unaudited) Years ended December 31
(In thousands of dollars except amounts per share)    1995        1994       1993       1992       1991
                                                    ---------    -------    -------    -------   ---------
OPERATING RESULTS
Net sales                                         $  529,022   $483,076   $462,969   $454,706    $466,801
Operating income (loss)                              (13,095)    53,464     51,370     44,310      44,862
Net interest expense                                  13,008      6,509      2,347      2,339       3,706
Gain on equity transactions of INSO Corporation
  and sale of interest in Software Division           13,102     36,212         --         --          --
Loss on disposition of foreign publishing
  operations                                              --         --         --    (13,527)       (710)
Income (loss) before taxes, extraordinary item
  and accounting changes                             (11,444)    85,140     49,023     28,444      40,446
Cumulative effect of accounting changes                   --         --         --    (14,657)         --
Net income (loss)                                     (7,243)    51,191     30,371      4,414      25,077
-----------------------------------------------      -------      -----      -----      -----      -------
PER COMMON SHARE
Net income (loss) per share of common stock       $    (0.52)  $   3.70   $   2.20   $   0.31    $   1.75
Dividends declared per share                            0.93       0.87       0.83       0.79        0.75
Book value                                             16.89      17.74      16.15      14.52       15.63
Stock price--High                                      54.75      53.00      50.38      39.88       30.38
             Low                                       39.63      36.13      36.38      26.63       22.25
             Close                                     43.00      45.38      48.63      39.88       28.50
-----------------------------------------------      -------      -----      -----      -----      -------
FINANCIAL DATA
Total assets                                      $1,046,798   $497,266   $398,086   $371,421    $381,780
Long-term debt less current portion                  426,148     99,445     26,438     52,608      52,975
Additions to book plates and plant, property
  and equipment                                       54,278     33,720     36,524     38,186      41,037
Dividends paid                                        12,845     12,026     11,475     11,037      10,746
Average number of shares available for earnings
  per share (in thousands)                            13,812     13,822     13,823     14,029      14,314
-----------------------------------------------      -------      -----      -----      -----      -------
Net Sales--Classes of Similar Products
Textbooks and other educational
  materials and services
  School publishing                               $  359,523   $303,370   $267,106   $272,289    $291,896
  College publishing                                  82,277     84,057     90,092     81,212      78,336
                                                     -------      -----      -----      -----      -------
                                                     441,800    387,427    357,198    353,501     370,232
General publishing                                    87,222     95,649    105,771    101,205      96,569
                                                     -------      -----      -----      -----      -------
                                                  $  529,022   $483,076   $462,969   $454,706    $466,801
                                                     =======      =====      =====      =====      =======

   In October 1995, the Company completed the acquisition of D.C. Heath and Company from Raytheon Company in a purchase transaction (See Note 2). As a result, certain charges of $49.3 million ($30.0 million after-tax, or $2.17 per share) were recorded in 1995 associated with the integration of the Heath business.

   An after-tax gain of $7.8 million, or $.56 per share, was recognized in 1995 in connection with an additional public offering of 1.2 million shares made by INSO. In 1994, the Company recognized an after-tax gain of $22.8 million, or $1.65 per share, in connection with the initial public offering of INSO Corporation, the successor company to the former Software Division.

   In March 1994, the Company acquired the assets of McDougal, Littell & Company in a purchase transaction (See Note 2).

   In 1992, the Company adopted the provision of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS No. 109, "Accounting for Income Taxes."

   In 1992, the Company recognized a loss associated with the sale of certain foreign operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1995.

   On October 31, 1995, the Company acquired D.C. Heath and Company ("Heath") for net cash consideration of $452.9 million. On March 1, 1994, the Company acquired McDougal, Littell & Company ("McDougal") for net cash consideration of $130.3 million. These acquisitions have been accounted for as purchases and, accordingly, the operating results of Heath and McDougal are included in the Company's consolidated financial statements from the date of acquisition.

   Net sales in 1995 increased $45.9 million, or 9.5%, to $529.0 million from 1994 net sales of $483.1 million. The educational publishing segment's net sales increased by $54.4 million, or 14.0%, in 1995 from net sales of $387.4 million in 1994. The increase in revenues is primarily due to the increased adoption opportunities in 1995 and $17.8 million in incremental revenue as a result of the Heath acquisition. The general publishing segment net sales of $87.2 million in 1995 decreased $8.4 million, or 8.8%, from 1994 net sales of $95.6 million. The decrease in net sales for 1995 primarily resulted from the absence of sales from the former Software Division, lower distribution revenues, lower revenues from weaker front list titles, and additional provisions for book returns.

   Net sales of $483.1 million in 1994 increased $20.1 million, or 4.3%, from 1993 net sales of $463.0 million. The educational publishing segment's net sales of $387.4 million in 1994 increased by $30.2 million, or 8.5%, over net sales of $357.2 million in 1993. Net sales from McDougal of $62.4 million more than offset a net sales decrease from other educational publishing segment components. The general publishing segment's net sales of $95.6 million in 1994 decreased by $10.1 million, or 9.6%, from net sales of $105.8 million in 1993. The decrease in net sales in 1994 primarily reflected the disposition of the Company's former Software Division, which successfully completed an initial public offering in March 1994. General publishing segment sales were up slightly in comparison to 1993 with removal of the former Software Division's sales from both year's results.

   The Company's operating loss for 1995 was $13.1 million compared to operating income of $53.5 million recorded in 1994, while the operating income recorded in 1994 was a 4.1% increase from the $51.4 million recorded in 1993. Included in these operating results were $56.3 million, $6.5 million and $10.6 million of special charges for 1995, 1994 and 1993, respectively.

   The 1995 special charges include $49.3 million of charges related to the integration of the Heath operations and $7.0 million resulting from the decision to outsource the Company's distribution function. The charges related to Heath include $32.9 million for inventory and plate adjustments based on strategic decisions made and actions taken subsequent to the acquisition, $9.3 million for integration of administrative and sales functions and $7.1 million for indirect costs of the acquisition. The distribution-related charges include $3.0 million for closing costs and the disposal of assets, $2.9 million for severance, and $1.1 million for consulting and inventory relocation.

   The 1994 special charges included $3.5 million for corporate and divisional staff reductions, $2.0 million for consolidation of Company-owned and leased facilities, and $1.0 million for disposal of assets.

   The 1993 special charges included $7.5 million for the realignment of corporate and divisional responsibilities and workforce reductions, $.9 million for the sale of a California warehouse facility and related costs, and $2.2 million to relocate and consolidate Boston area operations in a new location.

   The after-tax cost of the $56.3 million, $6.5 million, and $10.6 million in special charges was $34.3 million ($2.48 per share), $4.0 million ($.29 per share), and $6.6 million ($.48 per share) for 1995, 1994, and 1993, respectively.

   The educational publishing segment's operating income decreased by $4.4 million or 6.5% in 1995 on a sales increase of 14.0%. The general publishing segment recorded a loss from ongoing operations in 1995 of $8.5 million, a decrease of $15.8 million from 1994, on a revenue decrease of $6.6 million or 7.0%. The Company's general corporate expenses increased 2.5% to $16.0 million in 1995 from the $15.6 million reported in 1994.

   The educational publishing segment's operating income decreased by $.7 million, or 1%, in 1994 on a sales increase of 8.5%. The general publishing segment's income from ongoing operations in 1994 decreased 12.6%, to $7.3 million from the $8.3 million recorded in 1993. The Company's general corporate expenses declined $3.3 million, or more than 17%, to $15.6 million in 1994 from the $18.9 million reported in 1993. This reduction was due in part to the restructuring actions taken in 1994 and prior years.

   In connection with the initial public offering by the former Software Division, INSO Corporation ("INSO"), the Company recognized in 1994 a gain of $36.2 million ($22.8 million after tax, or $1.65 per share). In 1995, INSO completed an additional public offering of 1.2 million common shares at approximately $33 per share; as a result, the Company's equity ownership has been reduced to approximately 36%. The Company recorded a non-cash gain of $13.1 million ($7.8 million after tax, or $.56 per share) in 1995, representing the Company's portion of the increase in the net assets of INSO as a result of this offering.

   Net interest expense increased $6.5 million, or almost 100%, in 1995 due to the $345 million of commercial paper and bank financing obtained for the Heath acquisition, the $126.6 million SAILS issuance and a full year of interest on the $100 million of 7.125% 10 year notes issued in April 1994 ("Notes") to finance the McDougal acquisition. Net interest expense increased nearly $4.2 million in 1994 from the $2.3 million reported in 1993 due to the debt service requirements of the $100 million Notes used to finance the McDougal acquisition.

   The Company's effective tax rate for 1995 was approximately 37% compared to approximately 38% for 1994 and 36% for 1993. The reduction in the effective tax rate in 1995 is primarily due to the combination of a 41% tax rate applied to the gain on the equity transactions of INSO offsetting the 39% tax rate used on the loss from operations. The increase in 1994 over the 1993 effective tax rate reflects the impact of federal tax law changes enacted in 1993 which became effective on January 1, 1994, and the intangible asset amortization expense related to the McDougal acquisition.

   The consolidated net loss in 1995 was $7.2 million, or $.52 per share. These results included the previously discussed after-tax gain recognized in connection with the sale of additional common shares by INSO Corporation, of $7.8 million ($.56 per share), and the after-tax special charges of $34.3 million ($2.48 per share). Consolidated net income in 1994 was $51.2 million, or $3.70 per share including the previously discussed after- tax gain, recognized in connection with the public offering of the Company's former Software Division, of $22.8 million ($1.65 per share), the after-tax special charges of $4.0 million ($.29 per share), and an extraordinary item of $1.2 million ($.09 per share), related to the early extinguishment of debt. Consolidated net income in 1993 was $30.4 million or $2.20 per share, including the previously discussed after-tax special charges of $6.6 million ($.48 per share), and an extraordinary item of $1.0 million ($.07 per share), related to the early extinguishment of long-term debt.

Textbooks and Other Educational Materials

   The educational publishing segment's net sales of $441.8 million were $54.4 million higher than the $387.4 million in 1994 an increase of 14.0%. In elementary and secondary school publishing, the School Division and McDougal contributed an increase of $35.8 million, reflecting the increase in adoption opportunities as well as the expected leverage from a dedicated secondary school sales force. Net sales of $17.8 million from Heath, acquired on October 31, 1995, also contributed to the increase. The Riverside Publishing Company ("Riverside") reported a sales increase of 4.7% over 1994. The educational testing market continues a shift from norm- referenced standardized tests to customized criterion-referenced tests. The transition continues to affect Riverside as it develops its expertise in criterion-referenced tests and diversifies its product base to include more clinical and guidance assessment products. The College Division, which continues to compete in a difficult industry, reported a 2.1% decrease in net sales from 1994. The acquisition of Heath and its college business is expected to significantly increase the revenues for the combined college business in 1996.

   Net sales of $387.4 million from the educational publishing segments in 1994 were $30.2 million higher than the $357.2 million reported in 1993, an increase of 8.5%. Net sales of $62.4 million from McDougal, acquired on March 1, 1994, more than offset a net sales decrease from other educational publishing segment components. School Division sales, exclusive of McDougal, decreased 14%, or $30.4 million, compared to 1993 mainly due to the existence of significant state adoption opportunities in 1993 for elementary school reading products. The decrease in School Division revenues was partially offset by the open-territory sales of reading and the Company's new elementary school mathematics program. Riverside reported a sales increase of 6.9% over 1993. The College Division reported a 6.7% decrease in net sales from 1993 primarily due to 1993's favorable returns experience. Gross sales of college product increased slightly in 1994.

   Operating income for the educational publishing segment decreased $4.4 million, or 6.5%, to $63.8 million from the $68.2 million reported in 1994. The resulting operating margin for 1995 decreased to 14.4% from 17.6% in 1994. The decrease in the operating margin is primarily due to increased development spending, the incremental Heath operating losses, and higher distribution costs. Development spending for School and McDougal increased $15.4 million, or approximately 60%, reflecting the investment in new programs for adoption opportunities in 1997 through 1999. Programs under development included Houghton Mifflin Reading: Invitations to Literacy(C) 1996, Houghton Mifflin Social Studies(C) 1997, and McDougal Littell The Language of Literature(C) 1997. Selling and administrative costs increased approximately 9.5%, reflecting the incremental Heath costs and a full year of McDougal costs, including the intangible asset amortization. Additionally, outsourcing of distribution at the Geneva, Illinois, facility posed problems for the Company in 1995. Distribution costs increased $6.5 million in 1995 and service to the Company's customers was not acceptable. In February 1996, the Company announced that it was re-assuming control over the distribution function maintained at its Geneva, Illinois, facility.

   Operating income for the educational publishing segment in 1994 decreased $.7 million to $68.2 million from the $68.9 million reported in 1993. The resulting operating margin for 1994 decreased to 17.6% from 19.3% in 1993. Selling and administrative costs increased approximately 17%, reflecting the incremental costs of the

McDougal acquisition and 1995 adoption opportunities. Excluding the effect of the McDougal acquisition, the educational publishing segment's selling and administrative expenses would have declined approximately $1.8 million. This decrease is due in large part to the restructuring actions taken in 1994 and prior years. The decrease in the segment's operating income and margin also reflects a 36% decrease from 1993 in the College Division's operating income.

General Publishing

   Compared with 1994's net sales from ongoing operations, adjusted for the sale of the former Software Division, the general publishing segment's net sales in 1995 decreased $6.6 million, or 7.0%, to $87.2 million. The revenue decrease was primarily due to a decline in revenue contribution from the adult book list and lower distribution revenues. The general publishing segment's loss from ongoing operations was $8.5 million, compared to income of $7.3 million in 1994. There was a $7.5 million non-cash charge recorded in the fourth quarter of 1995, to increase reserves for author advances, inventory obsolescence, and book returns. In addition to these charges, the division reported an operating loss from its new imprint, Houghton Mifflin Interactive. Distribution costs increased by $1.6 million for actions required during the transition to outsourced distribution. That transition is now complete and the Burlington, Massachusetts, facility formerly used for general publishing distribution has been sold.

   Net sales from ongoing operations, excluding software, in 1994 increased $1.6 million, or 1.7%, to $93.8 million from 1993's level of $92.2 million. Net sales of reference products increased 4%, distribution revenues increased sharply, juvenile sales were flat, and adult trade sales were down 6% compared to 1993.

   The general publishing segment's income from ongoing operations was $7.3 million in 1994 compared to $8.3 million in 1993. The decrease in 1994's operating income reflects slightly higher manufacturing and selling costs. There were no material charges to operating income in either 1994 or 1993 for royalty advances to authors.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal businesses are seasonal, with approximately 70% of net sales normally reported in the second and third quarters. The first and fourth quarters historically have contributed approximately 10% and 20%, respectively, of the Company's annual net sales. The acquisitions of Heath and McDougal have not materially changed the seasonal nature of the Company's net sales.

   The revenue seasonality also affects the Company's operating cash flow. A net cash deficit from all the Company's activities is normally incurred through the middle of the third quarter. This deficit is funded through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

   In October 1995, the Company acquired Heath, a leading publisher of elementary, secondary, and college educational products, for $452.9 million in net cash, including investment advisory and other third-party costs. The total acquisition cost was financed through a combination of existing cash balances, $145 million in commercial paper, and $200 million in bank financing. The Company has a currently effective registration statement with the Securities and Exchange Commission for the issuance of up to $300 million in debt securities. It is intended that a portion of the proceeds from the issuance will be used as permanent financing for the Heath acquisition. In March 1996, under this registration statement, the Company issued $125 million of 7% Notes due 2006. In March 1996 the Company also issued $100 million of the medium-term notes available. These notes were issued with a weighted average interest rate of 6.0% and a weighted average maturity of 2.6 years. The proceeds from these issuances were used to repay $100 million of the unsecured bank facility and $125 million of the commercial paper borrowings.

   In March 1994, the Company acquired McDougal, a leading publisher of educational products, for $130.3 million in net cash, including investment advisory and other third party costs. The total acquisition cost was financed through a combination of existing cash balances and a public debt offering of $100 million of 7.125% Notes due 2004.

   The Company's former Software Division successfully completed an initial public offering in March 1994. In connection with the public offering, the Company received a pre-tax cash dividend of $32.9 million from INSO, the successor company. In 1995, the Company recorded a non-cash gain of $13.1 million as a result of INSO's additional public offering of 1.2 million shares at approximately $33 per share. This non-cash gain represents the Company's portion of the increase in the net assets of INSO as a result of this offering. The Company has pledged up to 3.8 million shares of INSO Corporation common stock as the collateral for the redemption of the 6% Exchangeable Notes (SAILS) due 1999, that were issued in August 1995. At maturity, the principal amount of each SAILS will be mandatorily exchanged for a number of shares of INSO common stock, or at the Company's option, cash with an equal value. The number of shares which could be issued in exchange will be dependent on INSO's market share price at the time of the redemption. The Company will record as additional non-cash interest expense, over the life of the SAILS, the excess of the current INSO stock price over the maximum redemption price at maturity. The additional non-cash interest expense to be recorded through August 1999, based upon INSO's December 31, 1995 stock price, is $10.1 million. If the Company chooses to redeem the SAILS with shares of INSO common stock, it would record a gain representing the excess of the redemption amount over the book value of the Company's investment in INSO. The Company's ownership percentage of INSO after this redemption would be less than 20%. The remaining non-pledged INSO shares may be sold by the Company, subject to certain restrictions, as market conditions and events warrant.

   The Company had $145 million in short-term borrowings outstanding at December 31, 1995. There were no short-term borrowings outstanding at December 31, 1994. Average short-term borrowings increased in 1995 primarily due to $145 million in commercial paper financing for the Heath acquisition, the increase in seasonal borrowing needs as a result of including a full year of operations for McDougal, and the incremental impact of funding Heath operations for the final two months of 1995. Average short-term borrowings increased in 1994 compared to 1993 primarily due to the bridge financing of $100 million for the McDougal acquisition, higher seasonal borrowing requirements, and the early redemption in March 1994 and June 1993 of $25 million of 8.78% senior notes which were scheduled to mature in 1997 and 1994, respectively. The Company financed the March 1994 redemption of the senior notes with a combination of the INSO dividend and operating cash. The June 1993 redemption was financed with commercial paper. The Company's average short-term borrowings (exclusive of the commercial paper used to refinance the June 1993 senior notes redemption) were $13.6 million, $8.9 million, and $3.9 million in 1995, 1994, and 1993, respectively.

   At December 31, 1995, the Company's debt (including the short-term borrowings for the Heath acquisition) was $570.8 million as compared with $100 million (discounted value $99.4 million) at the end of 1994. The Company's percentage of debt to total capitalization (debt plus stockholders' equity) was 71.0% at the end of 1995 as compared to 28.9% at the end of 1994. The increase in the percentage is principally due to the $345 million in commercial paper and bank financing which partially funded the Heath acquisition, and the $126.6 million SAILS issuance. The capitalization percentage at December 31, 1995 decreases to 64.6% excluding the short-term borrowings.

   The Company's cash and marketable securities position at the end of 1995 was $17.3 million, compared to $47.2 million at the end of 1994. Net cash from operations in 1995 decreased $54.2 million from 1994, primarily due to the increase in inventories and the additional seasonal operating losses from the acquisition of Heath. Although net cash from operating activities increased $6.3 million in 1994, due primarily to the McDougal acquisition, the Company's year-end cash and cash equivalents decreased $36.9 million.

   Net cash required for investing activities (excluding proceeds from marketable securities) increased by $371.3 million in 1995. This increase primarily resulted from the $452.9 million acquisition of Heath. Net cash required for investing activities (excluding proceeds from marketable securities) increased by $97.5 million in 1994. This increase resulted from the $130.3 million acquisition of McDougal offset by the $32.9 million dividend received from INSO.

   The Company's financing activities contributed $459.6 million in 1995, $26.2 million in 1994, and required $10.9 million in 1993. The increase in financing sources in 1995 was a result of the incremental borrowings of $345 million used to finance the Heath acquisition and the $126.6 million SAILS issuance. Financing activity outflows in 1995 included $12.0 million less to repurchase stock than in 1994. The 1994 increase in financing sources included proceeds from the 2004 Notes. Financing activity outflows in 1994 included $51.6 million to retire debt and the repurchase of $12.3 million more common stock than in 1993.

   In 1995, the Company continued the reorganization of certain administrative and corporate functions begun in 1991, culminating in the actions resulting in the special charges taken in the second quarter of 1995, first quarter of 1994, and the second quarter of 1993 related to workforce changes and distribution consolidation and outsourcing. These actions, as well as other measures taken over the past four years, are expected to continue to reduce costs and increase efficiency. The Company remains committed to further investment in new technology and enhancement of existing technology now used in the publishing process. These efforts are expected to yield further operating and publishing cost savings, as well as to free up capital to pay down debt and to invest in new product development.

   The Company believes that its cash and marketable securities position, along with funds generated from operating activities and borrowing facilities, will be sufficient to meet total cash requirements for the foreseeable future, including the refinancing of the borrowings from the Heath acquisition. The periodic use of the short-term debt market, primarily commercial paper, for seasonal liquidity needs will continue. The average seasonal borrowings in 1996 are expected to be higher than undertaken over the past three years due in part to the addition of Heath's seasonal operations.

IMPACT OF INFLATION AND CHANGING PRICES

   Although inflation is currently well below that of prior years, which has benefited recent Company results, particularly in the area of manufacturing costs, there are offsetting costs. The Company's ability to adjust selling prices always has been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. The combination of a weak domestic economy and low inflation results in lower tax receipts at the state and local level, which adversely affects the funding and buying patterns for textbooks and other educational materials.

   In 1994, the Company started to experience higher prices for paper goods which continued into 1995. Although there has been some softness in recent prices for certain paper products, the Company anticipates that the trend to higher prices will continue as the demand for high quality paper continues to outpace the available supply.

   The most significant Company investments affected by inflation include book plates, other property, plant, and equipment and inventories. The last-in, first-out (LIFO) method is used to value substantially all inventory and, therefore, the cost of inventory charged against income approximates replacement value. The incremental replacement cost expense amounted to $5.2 million in 1995 as compared with $.6 million in 1994.

   The Company's publishing business does not require a high level of investment in property, plant, and equipment. Such net assets represented 3.1% of consolidated assets at December 31, 1995. The Company's net investment at the end of 1995 in capitalized book plates for educational and reference works represented approximately 8.6% of total assets. The Company continues to commit funds to new publishing areas through both acquisitions and internal growth.

   Management believes that by valuing its inventory using the LIFO method, continuing to emphasize technological improvements, and quality control, the Company can continue to moderate the impact of inflation on its operating results and financial position.

   "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995: Statements in this report that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to, (i) the highly seasonal and cyclical nature of the Company's educational sales; (ii) variable funding in school systems throughout the nation, resulting in both cancellation of planned purchases of educational materials and shifts in timing of purchases; (iii) changes in purchasing patterns in elementary, secondary, and college markets; (iv) regulatory changes which would affect the purchase of educational materials and services; (v) severe increases in paper prices; and (vi) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 8. Consolidated Financial Statements and Supplementary Data

                  Index to Consolidated Financial Statements

                                                                                                        Page
                                                                                                        -----
Management's Responsibility for Financial Statements                                                     13
Report of Independent Auditors                                                                           13
Consolidated Balance Sheets at December 31, 1995 and 1994                                                14
Consolidated Statements of Operations for the three years ended December 31, 1995                        16
Consolidated Statements of Cash Flows for the three years ended December 31, 1995                        17
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1995              18
Notes to Consolidated Financial Statements                                                               20

Supplementary Data

Summary of Quarterly Results of Operations (unaudited) are presented on page 32.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

   The management of Houghton Mifflin Company is responsible for all information and representations contained in the financial statements and other sections of this annual report. Management is also responsible for the internal consistency of such information and representations. In preparing the financial statements it is necessary for management to make informed judgments and estimates and to select accounting principles which it believes are in accordance with generally accepted accounting principles appropriate in the circumstances.

   In meeting its responsibility for the reliability of the financial statements, management relies on the Company's internal control systems and procedures. In designing such control procedures, management recognizes that errors or irregularities may nevertheless occur and that estimates and judgments are needed to assess and balance the relative costs and expected benefits of controls. However, management believes that the Company's accounting controls do provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with corporate policy and management's authorization. As a further safeguard, the Company has a program of internal audits and appropriate follow-up by management.

   The financial statements have been audited by the Company's independent auditors, Ernst & Young LLP, in accordance with generally accepted auditing standards. In connection with its audit, Ernst & Young LLP develops and maintains an understanding of the Company's accounting and financial controls, and conducts such tests and related procedures as it deems necessary to render its opinion on the financial statements. The adequacy of the Company's internal financial controls and the accounting principles employed in financial reporting are under the general surveillance of the Audit Committee of the Board of Directors, consisting of five outside directors. The independent auditors and internal auditors have free and direct access to the Audit Committee and meet with the committee periodically to discuss accounting, auditing, and financial reporting matters.

   The Company has distributed to its employees a statement regarding, among other things, potentially conflicting outside business interests of employees, and proper conduct of domestic and international business activities. It has developed and instituted additional internal controls and audit procedures designed to prevent or detect violations of these policies. Management believes this provides reasonable assurance that its operations meet a high standard of business conduct.

Nader F. Darehshori                Gail Deegan
Chairman, President,               Executive Vice President, Chief
and Chief Executive Officer        Financial Officer, and Treasurer

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Houghton Mifflin Company

   We have audited the accompanying consolidated balance sheets of Houghton Mifflin Company as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghton Mifflin Company at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /S/ERNST & YOUNG LLP

Boston, Massachusetts
January 23, 1996, except for Note 4,
as to which the date is March 7, 1996

                            HOUGHTON MIFFLIN COMPANY
                         Consolidated Balance Sheets

                                                                     December 31,
                                                                 ---------------------
(In thousands of dollars, except share amounts)                     1995        1994
                                                                  ---------   --------
ASSETS
Current assets
 Cash and cash equivalents                                      $   16,701    $ 30,372
 Marketable securities and time deposits available-for-sale,
   at fair value                                                       604      16,821
 Accounts receivable                                               204,542     143,599
  Less allowance for book returns                                   21,698      12,836
                                                                   -------      ------
                                                                   182,844     130,763
 Inventories                                                       139,927      61,661
 Deferred income taxes                                              23,728       8,334
 Prepaid expenses                                                    7,396       2,150
                                                                   -------      ------
  Total current assets                                             371,200     250,101
Property, plant, and equipment, net                                 32,879      29,822
Book plates, less accumulated depreciation of $70,032 in 1995
  and $48,252 in 1994                                               90,221      39,066
Other assets
 Royalty advances to authors, less allowance of $21,848 in
  1995 and $11,079 in 1994                                          23,988      19,750
 Intangible assets, net                                            474,751     124,408
 Deferred income taxes                                              15,688      12,227
 Other investments and long-term receivables                        38,071      21,892
                                                                   -------      ------
  Total other assets                                               552,498     178,277
                                                                   -------      ------
                                                                $1,046,798    $497,266
                                                                   =======      ======

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                         Consolidated Balance Sheets

                                                                       December 31,
                                                                   ---------------------
(In thousands of dollars, except share amounts)                       1995        1994
                                                                    ---------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                 $   94,556    $ 45,023
 Commercial paper                                                    144,612          --
 Royalties                                                            40,140      32,947
 Salaries, wages, and commissions                                     18,751      13,634
 Other                                                                44,324      13,106
                                                                     -------      ------
  Total current liabilities                                          342,383     104,710
Long-term debt                                                       426,148      99,445
Accrued royalties payable                                              2,497       3,169
Other liabilities                                                     15,192      13,005
Accrued postretirement benefits                                       26,884      24,864
Stock repurchase commitment                                               --       7,600
Commitments and contingencies (Note 10)
Stockholders' equity:
 Preferred stock, $1 par value, 500,000 shares authorized,
   none issued                                                            --          --
 Common stock, $1 par value, 70,000,000 shares authorized,
   14,758,726 shares issued in 1995 and 1994                          14,759      14,759
 Capital in excess of par value                                       29,973      22,316
 Retained earnings                                                   228,528     248,828
                                                                     -------      ------
                                                                     273,260     285,903
 Less:
  Notes receivable from stock purchase agreements                      5,821       5,841
  Common shares held in treasury, at cost, 273,681 shares in
  1995 and 328,685 shares in 1994                                      5,795       6,091
  Benefits trust assets, at market                                    27,950      29,498
                                                                     -------      ------
                                                                      39,566      41,430
                                                                     -------      ------
  Total stockholders' equity                                         233,694     244,473
                                                                     -------      ------
                                                                  $1,046,798    $497,266
                                                                     =======      ======

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                    Consolidated Statements of Operations

For the Three Years Ended December 31, 1995
(In thousands of dollars, except per share
amounts)                                                1995       1994       1993
                                                       -------    -------   ---------
Net sales                                            $529,022   $483,076    $462,969
Costs and expenses
 Cost of sales                                        271,036    230,674     227,969
 Selling and administrative                           214,818    192,425     173,070
 Special charges                                       56,263      6,513      10,560
                                                        -----      -----      -------
                                                      542,117    429,612     411,599
                                                        -----      -----      -------
Operating income (loss)                               (13,095)    53,464      51,370

Other income (expense)
 Gain on equity transactions of INSO Corporation
  and on sale of interest in Software Division         13,102     36,212          --
 Equity in earnings of INSO Corporation                 1,557      1,973          --
 Net interest expense                                 (13,008)    (6,509)     (2,347)
                                                        -----      -----      -------
                                                        1,651     31,676      (2,347)
                                                        -----      -----      -------
Income (loss) before taxes and extraordinary item     (11,444)    85,140      49,023
Income tax (benefit) provision                         (4,201)    32,710      17,650
                                                        -----      -----      -------
Income (loss) before extraordinary item                (7,243)    52,430      31,373
                                                        -----      -----      -------
Extraordinary item, net of taxes
 Loss on early extinguishment of debt                      --     (1,239)     (1,002)
                                                        -----      -----      -------
Net income (loss)                                    $ (7,243)  $ 51,191    $ 30,371
                                                        =====      =====      =======
Per share:
 Income (loss) before extraordinary item             $  (0.52)  $   3.79    $   2.27
 Loss on early extinguishment of debt                      --      (0.09)      (0.07)
                                                        -----      -----      -------
 Net income (loss)                                   $  (0.52)  $   3.70    $   2.20
                                                        =====      =====      =======
Average number of common shares outstanding            13,812     13,822      13,823

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                    Consolidated Statements of Cash Flows

For the Three Years Ended December 31, 1995
(In thousands of dollars)                                                     1995        1994        1993
                                                                             --------    --------   ---------
Cash flows from (used in) operating activities:
Net income (loss)                                                          $  (7,243)  $  51,191    $ 30,371
Adjustments to reconcile net income to net cash from operating activities:
 Gain on equity transactions of INSO Corporation and gain on sale of
  interest in Software Division                                              (13,102)    (36,212)         --
 Equity in earnings of INSO Corporation                                       (1,557)     (1,973)         --
 Early extinguishment of debt cost, net of taxes                                  --       1,239       1,002
 Depreciation and amortization expense                                        52,426      44,416      39,361
Change in operating assets and liabilities:
 Accounts receivable, net                                                     (4,366)    (26,751)    (19,497)
 Inventories                                                                 (25,388)     17,606      (2,454)
 Royalty advances, net                                                        (5,981)      3,448       1,085
 Accounts payable                                                            (11,698)      6,705       5,645
 Income taxes                                                                (23,882)      5,949      (1,455)
 Other, net                                                                   53,813       1,634       6,899
                                                                              ------      ------      -------
  Net cash from operating activities                                          13,022      67,252      60,957
                                                                              ------      ------      -------
Cash flow from (used in) investing activities:
Acquisition of publishing assets, net of cash acquired                      (452,888)   (130,342)         --
Dividend received from INSO Corporation                                           --      32,860          --
Book plate expenditures                                                      (46,740)    (25,242)    (25,796)
Property, plant, and equipment expenditures                                   (7,538)     (8,478)    (10,728)
Marketable securities                                                         16,217         893      11,250
Sale of building and equipment                                                 4,628          --       2,836
                                                                              ------      ------      -------
  Net cash used in investing activities                                     (486,321)   (130,309)    (22,438)
                                                                              ------      ------      -------
Cash flows from (used in) financing activities:
Dividends on common stock                                                    (12,845)    (12,026)    (11,475)
Issuance (repayment) of commercial paper                                     144,612     (24,605)     24,605
Senior note redemption                                                            --     (26,960)    (26,511)
Issuance of SAILS                                                            126,643          --          --
Issuance of long-term debt                                                   200,000      99,415          --
Purchase of common stock                                                        (957)    (12,913)       (654)
Exercise of stock options                                                      2,175       1,442       2,377
Other                                                                             --       1,834         710
                                                                              ------      ------      -------
  Net cash from (used in) financing activities                               459,628      26,187     (10,948)
                                                                              ------      ------      -------
Net increase (decrease) in cash and cash equivalents                         (13,671)    (36,870)     27,571
Cash and cash equivalents at beginning of year                                30,372      67,242      39,671
                                                                              ------      ------      -------
Cash and cash equivalents at end of year                                   $  16,701   $  30,372    $ 67,242
                                                                              ======      ======      =======
Supplementary information:
Income taxes paid                                                          $  18,194   $  26,252    $ 19,121
Interest paid                                                              $  10,941   $   6,323    $  3,632

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
               Consolidated Statements of Stockholders' Equity

For the Three Years Ended December 31, 1995       Common          Capital                      Notes receivable
(in thousands of dollars, except share            stock          in excess       Retained         from stock
amounts)                                       $1 par value     of par value     Earnings     purchase agreements
                                               -------------    -------------    ---------   --------------------
Balance at January 1, 1993                       $14,759          $21,684        $192,326           $    --
Net income                                            --               --          30,371                --
Common stock dividends, $.83 per share                --               --         (11,475)               --
Stock options exercised                               --              958              --                --
Share repurchases                                     --               --              --                --
Other equity transactions, net                        --            2,310              --                --
Benefits trust asset remeasurement                    --            5,660              --                --
Amortization of restricted shares                     --               --              --                --
Foreign currency translation adjustments              --               --              --                --
                                                 -----------      -----------      -------      ------------------
Balance at December 31, 1993                      14,759           30,612         211,222                --
                                                 ===========      ===========      =======      ==================
Net income                                            --               --          51,191                --
Common stock dividends, $.87 per share                --               --         (12,026)               --
Stock options exercised                               --             (233)             --                --
Notes receivable from stock purchase
  agreements                                          --              443              --            (5,893)
Issuance of restricted shares                         --               73              --                --
Share repurchases                                     --               --              --                --
Other equity transactions, net                        --            1,133              --                52
Benefits trust asset remeasurement                    --           (2,112)             --                --
Valuation allowance on noncurrent
  marketable securities                               --               --          (1,559)               --
Stock repurchase commitment                           --           (7,600)             --                --
                                                 -----------      -----------      -------      ------------------
Balance at December 31, 1994                      14,759           22,316         248,828            (5,841)
                                                 ===========      ===========      =======      ==================
Net loss                                              --               --          (7,243)               --
Common stock dividends, $.93 per share                --               --         (12,845)               --
Stock options exercised                               --              776              --                --
Issuance of restricted shares                         --              252              --                --
Share repurchases                                     --               --              --                --
Executive stock repurchases                           --               --              --               344
Other equity transactions, net                        --              573              --              (324)
Benefits trust asset remeasurement                    --           (1,544)             --                --
Valuation allowance on noncurrent
  marketable securities                               --               --            (212)               --
Stock repurchase commitment                           --            7,600              --                --
                                                 -----------      -----------      -------      ------------------
Balance at December 31, 1995                     $14,759          $29,973        $228,528           $(5,821)
                                                 ===========      ===========      =======      ==================

          See accompanying Notes to Consolidated Financial Statements.

                                       Unamortized        Foreign
    Treasury Stock                      value of         currency
    --------------       Benefits      restricted       translation
  Shares      Amount       trust         shares         adjustments     Total
----------     -------    --------    --------------    ------------   ---------
(347,703)    $ (2,255)   $(26,156)        $(549)           $ 30        $199,839
      --           --          --            --              --          30,371
      --           --          --            --              --         (11,475)
  94,486        1,419          --            --              --           2,377
 (16,400)        (654)         --            --              --            (654)
  37,158          123         672            --              --           3,105
      --           --      (5,660)           --              --              --
      --           --          --           549              --             549
      --           --          --            --             (30)            (30)
----------      -----      ------      ------------      ----------      -------
(232,459)      (1,367)    (31,144)           --              --         224,082
==========      =====      ======      ============      ==========      =======
      --           --          --            --              --          51,191
      --           --          --            --              --         (12,026)
  50,203        1,675          --            --              --           1,442

 138,272        5,450          --            --              --              --
   1,789           14          --            --              --              87
(318,900)     (12,913)         --            --              --         (12,913)
  32,410        1,050        (466)           --              --           1,769
      --           --       2,112            --              --              --

      --           --          --            --              --          (1,559)
      --           --          --            --              --          (7,600)
----------      -----      ------      ------------      ----------      -------
(328,685)      (6,091)    (29,498)           --              --         244,473
==========      =====      ======      ============      ==========      =======
      --           --          --            --              --          (7,243)
      --           --          --            --              --         (12,845)
  70,698        1,399          --            --              --           2,175
  10,766          213          --            --              --             465
 (24,000)        (957)         --            --              --            (957)
  (7,742)        (403)         --            --              --             (59)
   5,282           44           4            --              --             297
      --           --       1,544            --              --              --

      --           --          --            --              --            (212)
      --           --          --            --              --           7,600
----------      -----      ------      ------------      ----------      -------
(273,681)    $ (5,795)   $(27,950)        $  --            $ --        $233,694
==========      =====      ======      ============      ==========      =======

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                  Notes to Consolidated Financial Statements

Note 1. Significant Accounting Policies

   Principles of consolidation:
   The consolidated financial statements include the accounts of Houghton Mifflin Company ("the Company") and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

   Investment in 20% to 50% owned entities are accounted for on the equity method. The Company uses the income statement method to account for issuances of common stock by a subsidiary. Under this method gains and losses on issuance of stock by a subsidiary are recognized in the income statement.

   Certain amounts in the prior years' financial statements have been reclassified to conform to the current year presentation.

   Cash and cash equivalents:
   Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount approximates fair value due to the short-term maturity of these instruments.

   Marketable securities and time deposits available-for-sale:
   Marketable securities included in current assets consist of instruments with original maturities of three months or greater. The securities held consist primarily of tax-exempt municipal certificates, government agency obligations, and time deposits and are stated at fair value, which approximates cost due to the short maturity of the instruments. The fair values are estimated based on quoted market prices.

   Marketable securities included in other assets are classified as "Other investments and long-term receivables" for consolidated financial statement purposes. These investments, which consist of equity securities, are carried at market value. Unrealized holding gains and losses are recognized as a reduction in stockholders' equity.

   Book returns:
   A provision for estimated future book returns is made at time of sale, and consists of the sales value less related inventory value and royalty costs.

   Inventories:
   Inventory balances at December 31, 1995 and 1994 are as follows:

In thousands         1995       1994
---------------     -------   --------
Finished goods    $120,120    $55,174
Work in process      8,733      4,460
Raw materials       11,074      2,027
                     -----      ------
                  $139,927    $61,661
                     =====      ======

   Inventories are stated at the lower of cost or market (replacement cost for raw materials, net realizable value for other inventories). The last-in, first-out (LIFO) method is used to determine the cost of inventory. If the cost of all inventories had been determined by the first-in, first-out method
(FIFO), which approximates replacement cost, inventory values at December 31, 1995 and 1994, would have been higher by $23.1 and $20.0 million, respectively.

   During 1994, inventory quantities were reduced, excluding the impact of the McDougal acquisition. These reductions resulted in the liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases. The effect of the reductions was to lower cost of goods sold by $2.4 million and to increase net earnings for 1994 by $1.5 million, or $.11 per share.

   Property, plant, and equipment:
   Property, plant, and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets. Depreciable lives range from three to forty years. Depreciation and amortization are provided on a straight-line method for buildings, leasehold and land improvements; and accelerated methods for machinery and equipment.

   Balances of major classes of assets and allowances for depreciation and amortization at December 31, 1995 and 1994, are as follows:

In thousands                                          1995       1994
------------------------------------------------     -------   ---------
Land and land improvements                         $  2,046    $  2,640
Buildings and building equipment                     19,169      18,560
Machinery and equipment                              57,444      50,225
Leasehold improvements                                8,079       6,318
                                                      -----      -------
 Total                                               86,738      77,743
Less allowances for depreciation and
  amortization                                      (53,859)    (47,921)
                                                      -----      -------
Property, plant and equipment, net                 $ 32,879    $ 29,822
                                                      =====      =======

   Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized. Depreciation expense was approximately $8.8 million in 1995; $8.6 million in 1994; and $7.2 million in 1993.

   Book plates:
   The Company's investment in book plate costs is capitalized and depreciated on an accelerated basis over three years, except for trade and some reference publication costs, which are expensed when incurred. Depreciation expense was approximately $32.9 million in 1995; $29.1 million in 1994; and $29.6 million in 1993.

   Income taxes:
   Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax benefits and consequences of future years differences between the tax bases of assets and liabilities and their financial reporting amounts.

   Intangible assets:
   Intangible assets at December 31, 1995 and 1994, consist of the following:

In thousands                        1995       1994
------------------------------     -------   ---------
Goodwill                         $473,786    $113,268
Publishing rights                  18,523      15,530
Other                               5,891       5,730
                                    -----      -------
 Total                            498,200     134,528
Less: accumulated amortization    (23,449)    (10,120)
                                    -----      -------
Intangibles, net                 $474,751    $124,408
                                    =====      =======

   Purchased editorial publishing rights are amortized on a straight-line basis over the estimated economic life of the titles or contracts, but do not exceed 15 years. The excess of cost over net assets acquired, or goodwill, is amortized on a straight-line basis over periods that do not exceed 25 years. The carrying value of goodwill is periodically reviewed to determine the recoverability based upon projected undiscounted net cash flows over the remaining life of the related business unit or purchased assets. If the analysis indicates that impairment has occurred, the book value is written down to the undiscounted net cash flow amount. Intangible asset amortization expense was approximately $10.7 million in 1995; $6.7 million 1994; and $2.1 million in 1993.

   In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" for fiscal years beginning after December 15, 1995. The Company intends to adopt SFAS 121 in 1996, and does not expect the impact on its financial position or its results of operations to be material.

   Benefits trust:
   The trust assets consist primarily of 650,000 shares of the Company's common stock purchased from the Company's treasury shares at quoted market price in 1992. The trust is available to fund certain compensation and benefit plan obligations. The common stock is carried at market value with changes in share price from prior reporting periods reflected as an adjustment to capital in excess of par value.

   Earnings per share:
   Earnings per share are based on the weighted average number of common shares deemed outstanding. Shares of common stock held in the benefits trust and common stock equivalents, such as employee stock options, are evaluated for inclusion in the earnings per share calculation under the treasury stock method and have had no dilutive effect.

   Risks and Uncertainties
   Organization:
   The Company's business is publishing and it operates primarily in the domestic market in two industry segments. Based on sales, the Company's largest segment is textbooks and other educational materials and services for the school and college market. The other segment is general publishing in a wide variety of topics, formats, and media. The principal markets for textbooks and other educational materials and services are elementary and secondary schools and two- and four-year colleges. The principal market for trade books and reference works in the general publishing segment is retail stores.

   Use of estimates:
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant estimates that affect the financial statements include, but are not limited to, book returns, recoverability of advances to authors, and amortization periods and recoverability of long-term assets such as book plates and intangibles.

Note 2. Acquisitions

   The Company acquired D.C. Heath and Company ("Heath"), a leading publisher of high school, elementary, and college textbooks, on October 31, 1995 for approximately $452.9 million. The acquisition was financed through a combination of operating cash and $345.0 million in indebtedness. The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price has been preliminarily allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The costs of purchased editorial rights and the excess of the net assets acquired, or goodwill, are being amortized on a straight-line basis over a period that averages twenty years.

   In conjunction with the Heath acquisition, certain charges were recorded in the fourth quarter of 1995 for indirect costs incurred as a result of the acquisition ($7.1 million), costs related to the integration of the administrative and sales functions ($9.3 million), and provisions to adjust the carrying values of certain inventory and book plates based on strategic decisions made subsequent to the acquisition ($32.9 million). The integration costs include the costs to consolidate certain administrative and sales functions of the combined businesses as well as training and other similar costs. After completion of the transaction, the Company evaluated its publishing programs and direction and concluded that assets relating to certain overlapping or duplicative programs should be adjusted based upon the estimated future revenues of the combined companies.

   On March 1, 1994, McDougal, Littell & Company ("McDougal"), a leading publisher of elementary and secondary school textbooks, was acquired for $130.3 million. Initial financing was through a combination of operating cash and $100 million in short-term bank debt, which was repaid on April 5, 1994, with the proceeds from a $100 million public debt offering. The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over twenty years.

   The following unaudited summary pro forma information combines the consolidated results of operations as if Heath and McDougal had been acquired as of January 1, 1994. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Heath and McDougal acquisitions been consummated as of the assumed dates, nor are they necessarily indicative of future results of operations.

Years ended December 31,                    1995      1994
---------------------------------------     ------   -------
In millions, except per share amounts
Net sales                                  $705.5    $664.9
Income (loss) before extraordinary item     (14.9)     29.8
Net income (loss)                           (14.9)     28.6
Net income (loss) per share                $(1.08)   $ 2.06

   In a separate closing, the Company intends to take possession of the outstanding shares of Heath Canada. It is expected that this closing will take place in 1996. The pro forma financial information above presents the results of operations as if the Heath Canada acquisition had been made as of January 1, 1994.

Note 3. Taxes on Income
   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets are shown in the following table:

In thousands                             1995       1994
------------------------------------     ------   --------
Tax asset-related:
 Pension and postretirement benefits   $16,300    $13,610
 Publishing expenses                    22,840      5,614
 Allowance for book returns              1,084      1,259
 Deferred compensation                   1,700      2,254
 Other, net                              2,936        661
                                          ----      ------
                                        44,860     23,398
                                          ----      ------
Tax liability-related:
 Depreciation expense                   (4,655)    (1,758)
 Deferred income                          (789)    (1,079)
                                          ----      ------
                                        (5,444)    (2,837)
                                          ----      ------
Net deferred tax assets                $39,416    $20,561
                                          ====      ======

   At December 31, 1995 and 1994, net deferred tax assets represented approximately 4% of total consolidated assets. The net deferred tax asset balance is stated at prevailing statutory income tax rates. The Company currently does not anticipate any change in valuation methodology applied to the determination of net deferred tax assets.

   Significant components of the provision (benefit) for income taxes attributable to income before taxes and extraordinary items consist of the following:

In thousands          1995      1994       1993
----------------     -------    ------   --------
Current:
 Federal           $ 13,201   $23,711    $15,715
 State and other      2,669     5,719      3,522
                      -----      ----      ------
  Total current      15,870    29,430     19,237
Deferred:
 Federal            (16,246)    2,653     (1,398)
 State and other     (3,825)      627       (189)
                      -----      ----      ------
  Total deferred    (20,071)    3,280     (1,587)
                      -----      ----      ------
                   $ (4,201)  $32,710    $17,650
                      =====      ====      ======

   The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to reported income tax expense (benefit) attributable to income before taxes and extraordinary items is as follows:

                                               1995    1994     1993
                                               -----    ----   ------
Federal statutory rate                         35.0%   35.0%    35.0%
State income taxes, net of federal benefit      4.6     4.6      4.6
Nondeductible goodwill amortization           (19.8)    2.2       --
Foreign losses                                   .8    (0.1)    (0.5)
Tax-exempt income                              10.2    (0.7)    (0.5)
Non-deductible meals and entertainment         (4.9)     .7       .6
Life insurance                                  5.2    (0.5)      --
Other                                           5.6    (2.8)    (3.2)
                                                ---      --      ----
Effective tax rate                             36.7%   38.4%    36.0%
                                                ===      ==      ====

   As a result of the SAILS transaction, the Company is likely to record a gain on the redemption of these debt securities. Accordingly, in 1995, the Company is providing deferred taxes on the undistributed earnings of INSO. Accumulated undistributed earnings of INSO on which taxes have not been provided were approximately $2.0 million at December 31, 1995 and 1994.

Note 4. Debt and Borrowing Agreements

   The Company had $400 million in unsecured credit facilities available at December 31, 1995, which was supported by commitment fees. There was $200 million outstanding under this facility at December 31, 1995, at a weighted average borrowing rate of 6.19%. A line of credit of $25 million was available at December 31, 1994, for direct borrowings or as support for the issuance of commercial paper.

A summary of debt at December 31 is as follows:

In thousands                                                           1995      1994
-----------------------------------------------------------------     -------   -------
Borrowings from financial institutions, unsecured, with interest
  at 6.19%, due January 10, 2000                                    $200,000    $    --
Commercial paper, with a weighted average interest rate of 6.17%     144,612         --
6% Exchangeable Notes, due August 1999, Stock Appreciation
  Income-Linked Securities (SAILS)                                   126,643         --
7.125% Notes due April 1, 2004, interest payable semi-annually        99,505     99,445
                                                                       -----      -----
                                                                     570,760     99,445
Less: portion included in current liabilities                        144,612         --
                                                                       -----      -----
Total long-term debt                                                $426,148    $99,445
                                                                       =====      =====

   On October 31, 1995, $345 million in credit facilities were drawn upon to fund the initial purchase of Heath from Raytheon Company. These borrowings were subsequently paid off with $200 million in proceeds from a $300 million five-year credit facility and the issuance of $145 million in commercial paper. On December 11, 1995, the Company filed a registration statement with the Securities and Exchange Commission for the offering of $300 million in debt securities. It is intended that a portion of the proceeds from the draw-down of the shelf financing will be used as permanent funding for the Heath acquisition. In March 1996, the Company issued $125 million of long-term debt at 7.0% maturing in 2006 and $100 million of medium-term notes. These notes were issued at a weighted average interest rate of 6.0% and a weighted average maturity of 2.6 years. The proceeds from these issuances were used to pay down part of the commercial paper and the credit facility.

   After the issuances described above, required principal payments of debt outstanding at December 31, 1995 are: $19.6 million in 1996, $40 million in 1997 and 1998, $146.7 million in 1999, $100 million in 2000 and $224.5 million thereafter.

   In August 1995, the Company completed a public offering of 6% Exchangeable Notes Due in 1999 (Stock Appreciation Income-Linked Securities, or "SAILS") at a principal amount of $34 per SAILS at issue. Net proceeds of approximately $126.6 million were used for general corporate purposes, including the repayment of seasonal borrowings and the partial funding of the acquisition of Heath (See Note 2). At maturity, the SAILS will be exchangeable for shares of INSO common stock, or at the Company's option, cash in lieu of shares. If the SAILS are redeemed with shares of INSO common stock, a gain representing the excess of the redemption amount over the book value of the Company's investment in INSO would be recorded. The number of INSO shares that would be exchanged for the SAILS depends, in part, on the fair market value of the INSO stock price on the redemption date. If the fair market value is $34 per share, 3.8 million shares of INSO would be exchanged. As the price of INSO common stock increases, the Company is obligated to exchange fewer INSO shares to redeem the SAILS. If the price of INSO common stock is $39.44 or higher at the redemption date, the Company would redeem the SAILS with 3.3 million shares of INSO common stock. The Company will record as non-cash interest expense over the remaining term of the SAILS, the excess of the market value of the current INSO common stock price over the maximum redemption price of $39.44 per INSO share. Given the INSO quoted closing stock price at December 29, 1995, incremental non-cash interest expense of approximately $2.75 million would be recorded in 1996.

   In April 1994, the Company issued $100 million of 7.125% non-callable unsecured notes ("Notes") through a public debt offering. The Notes mature on April 1, 2004 and were priced at 99.4 to yield an effective rate of 7.21%. The proceeds from the issuance were applied to repay the $100 million short-term credit facilities used as bridge financing in the March 1994 acquisition of McDougal, Littell & Company ("McDougal").

   In March 1994, the Company completed an early redemption of $25 million of 8.78% senior notes scheduled to mature in March 1997. The extraordinary refinancing cost of $1.2 million, or $.09 per share, was net of an income tax benefit of $.8 million. The Company financed the early redemption of the senior notes with operating cash and a portion of the dividend received from INSO.

   In June 1993, an early redemption of $25 million of 8.78% senior notes due to mature in December 1994 was completed. The extraordinary refinancing cost of $1.0 million, or $.07 per share, was net of an income tax benefit of $.6 million. The Company financed the early redemption of the senior notes with commercial paper.

   The Company enters into transactions involving financial instruments for purposes of managing its exposure to interest rate risks and funding costs. Through the use of interest rate products, such as interest rate swap agreements and interest rate locks, the Company can achieve a predetermined mix of fixed and floating rate debt. In connection with the Company's issuance of debt securities through the draw-down of the $300 million shelf registration, a forward interest rate lock agreement was entered into with a counterparty for the notional principal amount of $100 million at 5.995%. Any amount received or paid under this aggreement will be recorded as a yield adjustment to interest expense, recognized over the term of the debt.

   An interest rate swap agreement covering interest payments for $25 million in notional debt was in place at December 31, 1994, whereby the Company paid semi-annual interest on the notional $25 million principal amount at a variable rate related to the six-month London Interbank Offering Rate (LIBOR) and received semi-annual interest on the notional principal at 8.78%. The swap rate at December 31, 1994, was 9.5%. The net interest settlements were recognized as an adjustment to interest expense. The Company exited the rate swap in May 1995 by making a payment of $.5 million. This amount had been previously reserved.

Note 5. Retirement Plans

   The Company has a noncontributory, trusteed defined benefit pension plan that covers substantially all employees. Plan benefits are generally determined by years of service, the final five years compensation during active employment, and age. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The plan's assets consist principally of common stocks, fixed income securities, investment in registered investment companies, and cash and cash equivalents.

   Pension expense for 1995, 1994, and 1993 included the following components:

In thousands                                        1995      1994       1993
----------------------------------------------     -------    ------   ---------
Service cost (benefits earned during the year)   $  2,602   $ 3,275    $  3,420
Interest cost on projected benefit obligation       5,456     5,045       4,809
Actual return on plan assets                      (13,588)   (1,165)    (12,136)
Net amortization and deferral                       7,722    (4,432)      7,244
                                                    -----      ----      -------
Net pension expense                              $  2,192   $ 2,723    $  3,337
                                                    =====      ====      =======
Significant actuarial assumptions:
 Discount rate                                       7.75%      8.0%        7.5%
 Increase in future compensation                     5.25%      6.0%        6.0%
 Expected long-term rate of return on assets         8.50%      8.5%        8.5%

   The following table sets forth the Plan's funded status at December 31:

In thousands                                                        1995       1994
--------------------------------------------------------------     -------   ---------
Plan assets at fair value at September 30                        $ 80,959     $69,750
Projected benefit obligation                                       72,815      69,446
                                                                    -----      -------
Excess of plan assets over projected benefit obligation at
  September 30                                                      8,144         304
Unrecognized items:
 Net gain                                                         (14,687)     (4,404)
 Prior service cost                                                (1,027)     (1,095)
Net transition asset                                               (1,241)     (1,424)
                                                                    -----      -------
Accrued pension liability                                        $ (8,811)    $(6,619)
                                                                    =====      =======
Actuarial present value of accumulated benefits at September 30  $ 62,212     $56,923
Accumulated benefit obligation related to vested benefits at
  September 30                                                   $ 58,318     $53,312

   The actuarial assumption changes made in 1994 were applied to the determination of the September 30, 1994 benefit obligation valuations. The impact on pension expense was recognized in 1994 and was not material.

   Due to workforce changes in 1993, there was a reduction in the defined benefit pension obligation. A pre-tax expense reduction of $1.2 million ($.7 million after-tax, or $.05 per share) was recorded in the fourth quarter of 1993 in accordance with Statement of Financial Accounting Standard No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans."

   In addition, the Company maintains a defined contribution benefit plan, the Retirement Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code, and covers substantially all of the Company's employees. Participants may elect to contribute up to 15% of their compensation subject to an annual limit of $9,240 in 1995 to ten funds: seven equity funds, two fixed income funds, and a fund invested solely in the Company's common stock.

   The Company currently matches an employee's contribution to the Retirement Savings Plan in amounts up to 3% of employee compensation. The contribution expense, which is invested solely in shares of the Company's common stock, amounted to approximately $1.8 million in 1995; $1.8 million in 1994; and $1.7 million in 1993.

Note 6. Postretirement Benefits

   The Company provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of 10 years of service and attained age 55.

   Under the terms of the benefits trust agreement formed in 1992, proceeds from the periodic sale of assets by the trustee, cash dividends received, and other trust earnings may be used to pay designated compensation and benefit plan obligations, including retiree health care benefit costs. The assets in the benefits trust consist principally of the Company's common stock. The fair value of the benefits trust net assets was $27.9 million and $29.5 million, at December 31, 1995, and 1994, respectively.

   The following table presents the postretirement benefit liability recognized in the statement of financial position at December 31:

In thousands                                      1995       1994
---------------------------------------------     ------   --------
Accumulated postretirement benefit
  obligation:
 Retirees                                       $19,318    $18,344
 Fully eligible active plan participants          3,243      1,828
 Other active participants                        3,562      2,777
                                                   ----      ------
                                                 26,123     22,949
Unrecognized net gain                               745        719
Unrecognized prior service cost                      16      1,196
                                                   ----      ------
Accrued postretirement benefit liability        $26,884    $24,864
                                                   ====      ======

   Net periodic postretirement benefit cost includes the following components for the twelve months ended December 31:

In thousands                                        1995     1994     1993
-----------------------------------------------     -----    -----   ------
Service cost                                      $  349   $  354    $  426
Interest cost                                      1,676    1,786     1,859
Amortization of unrecognized prior service cost      (68)     (67)       --
                                                     ---      ---      ----
Net periodic postretirement benefit cost          $1,957   $2,073    $2,285
                                                     ===      ===      ====

   Assumptions used in the actuarial computations were as follows for the twelve months ended December 31:

                                  1995   1994    1993
                                   ---    ---   -----
Weighted average discount rate    7.9%   7.8%    8.0%
Medical inflation trend rate      8.0%   9.0%   13.0%

   The changes to the discount and inflation rates reflect stable long-term interest rates and a moderation of health care costs experienced over the past two years. At December 31, 1995, the medical care cost trend rate was assumed to decline one percent per annum to a projected ultimate heath care cost trend rate of 5.0% in 1998 and thereafter.

   The assumed medical inflation trend rate can significantly influence postretirement liabilities and expenses. An increase of one percent in the assumed medical inflation rate would increase 1995 net periodic postretirement expense by approximately $.1 million, and increase the accumulated postretirement benefit obligation as of December 31, 1995 by $2.1 million. The Company expects to reduce the discount rate to 7.25% and the health care inflation rate to 7% for 1996.

Note 7. Stock Options

   The Company maintains two stock option plans, the 1992 Stock Compensation Plan and the 1995 Stock Compensation Plan. Options outstanding include some granted under the 1992 plan, under which no further options may be granted. The Company has authorized 900,000 common shares under the 1995 Stock Compensation Plan for the granting of incentive and non-qualified stock options, awards of restricted or bonus stock, or other performance awards to eligible employees and non-employee members of the Board of Directors and shares issued to Directors as part of their compensation. Recipients of restricted stock awards may not sell or transfer the shares until the restricted period lapses provided that shares have not been forfeited due to termination of employment. During the restriction period, the recipient is entitled to the right to vote and receive dividends. In 1995, grants of 10,766 shares of restricted stock were made, of which 10,080 remained outstanding at December 31, 1995. The Plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Options granted under all plans become exercisable at such times as the Compensation & Nominating Committee has determined, but not later than ten years from the date of the grant.

   The Company accounts for its stock compensation arrangements under APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

   In August 1994, pursuant to the 1994 Executive Stock Purchase Plan, whose purpose was to increase stock ownership of the Company's Executive Officers, the Company granted 124,272 options under the 1992 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $42.625. These options were exercisable only on the date granted and stock was issued from the treasury shares. A note was obtained from the officers and collateralized by the stock. In addition, each participant has entered into a risk sharing agreement which, among other things, limits the gains and losses associated with the stock in the event of a future sale (See Note 13).

   Income tax benefits are realized from the exercise or early disposition of certain stock options. This benefit results in a decrease in current income taxes payable and an increase in capital in excess of par value.

   Transactions involving outstanding stock options under these plans were as follows:

                                                              Option Price Per
                                              Number of        Share on Grant
                                               Shares               Date
                                             -------------   ------------------
Options outstanding at January 1, 1993          258,443        $22.25-$49.25
 Granted                                        196,000                44.63
 Exercised                                      (94,486)         23.88-44.63
 Cancelled/Expired                              (14,240)         23.88-44.63
                                              -----------      ----------------
Options outstanding at December 31, 1993        345,717          22.25-49.25
 Granted                                        490,772          37.50-47.50
 Exercised                                     (174,475)         22.25-44.63
 Cancelled/Expired                              (40,040)         23.88-49.25
                                              -----------      ----------------
Options outstanding at December 31, 1994        621,974          23.88-47.50
 Granted                                        297,000          41.63-50.88
 Exercised                                      (70,698)         23.88-47.50
 Cancelled/Expired                              (21,700)         35.25-45.75
                                              -----------      ----------------
Options outstanding at December 31, 1995        826,576        $23.88-$50.88
                                              ===========      ================
Exercisable at December 31, 1994                234,805
Exercisable at December 31, 1995                352,763
Available for grant at December 31, 1994         84,628
Available for grant at December 31, 1995        598,000

Note 8. Special and Restructuring Charges

   In 1995, the Company incurred special charges to outsource existing warehousing and distribution operations. In 1994, the Company substantially completed the reorganization of certain administrative and corporate functions begun in 1991. These actions, as well as other measures taken over the past four years, are expected to hold down operating costs and increase efficiency. A summary of the principal actions taken in 1995, 1994, and 1993, and the related costs is set forth in the table below:

Years ended December 31,                        1995       1994        1993
------------------------------------------     -------    -------  ---------
In thousands, except per share amounts
Severance                                     $2,850     $3,560     $ 7,500
Facilities sale and consolidation              2,788      1,982         900
Inventory relocation                             315         --          --
Disposal of tangible and intangible assets       250        971          --
Consulting                                       830         --          --
Headquarters relocation                           --         --       2,160
                                                -----      -----      -------
                                               7,033      6,513      10,560
Income tax benefit                             2,743      2,475       3,960
                                                -----      -----      -------
Net charge to operations                      $4,290     $4,038     $ 6,600
                                                =====      =====      =======
Per share cost                                $  .31     $  .29     $   .48
                                                =====      =====      =======

   The Company eliminated approximately 345 positions as a result of these actions. As of December 31, 1995, approximately $12.6 million had been paid to employees in the form of salary continuance and other benefits related to these restructurings. The remaining liability of $1.3 million at December 31, 1995 for the remaining termination benefit obligations is expected to be fully paid in 1996. There were no material differences between the amounts accrued above and the payments against the liabilities recognized.

   In connection with the acquisition of Heath, a non-recurring charge of $49.3 million ($30.0 after-tax, $2.17 per share) was recognized. This charge is principally comprised of integration costs, indirect costs of the acquisition, and adjustments to reflect strategic decisions made and actions taken subsequent to the acquisition to state certain inventories and book plates at estimated net realizable values (See Note 2).

Note 9. Preferred Stock Purchase Plan

   In December 1988, the Company adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. The Rights are attached to the common stock and do not have voting or dividend rights, and until they become exercisable, can have no dilutive effect on Company earnings. Each Right, when exercisable, entitles the holder to purchase at an exercise price of $125 one one-thousandth of a share of Series A Junior Participating Preferred Stock. The Rights will become exercisable after a person or group has acquired ownership of 20% or more of the outstanding common stock, or the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the common stock, or the determination by the Continuing Directors that a person or group which has acquired a substantial amount (at least 15%) of the outstanding common stock is an Adverse Person (as defined in the Rights Agreement). Any declaration by the Continuing Directors that a person is an Adverse Person, any acquisition of 30% or more of the outstanding common stock (except pursuant to an offer the Outside Directors have determined is fair to, and in the best interest of, the Company and its stockholders), and certain mergers, sales of assets, or other "self-dealing" transactions with a holder of 20% or more of the outstanding common stock, may entitle each Right holder, other than the potential acquirer, to receive upon exercise of each Right an amount of common stock, or common stock of the acquirer in the case of certain mergers or sales of assets, having a market value equal to twice the exercise price of the Right. In general, the Company may redeem the Rights in whole at a price of $.05 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Company may not redeem the Rights if the Continuing Directors have declared someone to be an Adverse Person. The Rights will expire in December 1998.

Note 10. Commitments and Contingencies

   Operating lease obligations
   The Company has leases for various real property, office facilities, and warehouse equipment which expire at various dates. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.

   The future minimum rental commitments under all noncancelable leases for real estate and equipment are payable as follows:

Years                               In thousands
--------------------------------    -------------
1996                                   $ 13,058
1997                                     11,835
1998                                     11,229
1999                                     10,387
2000                                      9,900
Thereafter                               48,727
                                       -----------
Total minimum lease payments           $105,136
                                       ===========

   Rent expense, net of sublease income, was approximately $13.0 million in 1995; $11.6 million in 1994; and $9.9 million in 1993.

   Commitment
   In February 1996, the Company agreed to lease an additional 56,000 square feet of office space located adjacent to the corporate headquarters. The annual lease commitment is approximately $1.4 million and will expire in February 2007.

   Other obligations
   In August 1994, the Company sold in a private placement 2,000 put warrants on 200,000 shares of its common stock. Each warrant obligated the Company to purchase 100 shares of Common Stock at $38.00 per share if the counterparty exercised in August 1995. The total exercise price of $7.6 million was reflected in the financial statements at December 31, 1994, as a provisional liability with the offset as a reduction of capital in excess of par value. The sale proceeds of $.4 million were included in capital in excess of par value. The options expired unexercised in 1995, and the liability was reclassified to capital in excess of par value.

   Contingencies
   The Company is involved in ordinary and routine litigation incidental to its business. There are no such matters pending that the Company expects to be material in relation to its financial condition or results of operations.

Note 11. Software Division Public Offering

   In March 1994, the Company's former wholly-owned Software Division, a developer of software tools for proofreading, reference, and information management, completed an initial public offering of 6.9 million shares at an offering price of $7.50 per share for total consideration of $51.8 million. In connection with the public offering, the Company received a cash dividend of $32.9 million from the newly-formed successor company, INSO. An after-tax gain of $22.8 million, or $1.65 per share, was recognized in connection with the public offering. Deferred taxes were recognized on the transaction. Upon completion, the assets, businesses and employees of the Software Division were transfered to INSO. The Company retained an ownership interest of approximately 40% in the successor company subsequent to the transfer. Up to
3.8 million of the Company's INSO shares have been used to collateralize the principal owed from the issuance of the 6% SAILS (See Note 4). In addition, the Company and INSO had entered into a services agreement whereby certain general administrative services were provided by the Company and reimbursed by INSO. A portion of the facilities leased by the Company were placed under a subleasing agreement which was terminated in May of 1995.

   During 1995, the Company's Trade & Reference Division sold to INSO certain properties and rights relating to the Information Please(R) almanac product line for $3.3 million. At the time of the sale, the Company held a 40% equity stake in INSO, and accordingly, $1.3 million of the gain was deferred. This deferred gain will be recognized as income by the Company over a period of three years.

   In August 1995, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of approximately $33.00 for total consideration of approximately $39.6 million. As a result, the Company's equity ownership has been reduced to approximately 36%. A gain of $13.1 million, $7.8 million after-tax, or $.56 per share, was recorded representing the Company's portion of the increase in INSO's net assets. On September 1, 1995, INSO effected a two-for-one common stock split in the form of a 100% stock dividend. All INSO share references have been restated to reflect the effects of the stock split.

Note 12. Disclosures about Fair Value of Financial Instruments

   The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1995 and 1994 are as follows:

                                                  1995                     1994
                                           --------------------   ----------------------
                                          Carrying      Fair      Carrying       Fair
In thousands                               Amount       Value      Amount       Value
--------------------------------------     --------    --------    --------   ----------
Financial assets:
 Cash, cash equivalents and marketable
   securities                            $  17,305   $  17,305    $ 47,193     $ 47,193
 Investments:
  INSO                                      24,558     186,200      10,783       81,525
  Cassell PLC                                2,389       2,389       2,749        2,749
Financial liabilities:
 Commercial paper                         (144,612)   (144,612)         --           --
 7.125% Notes                              (99,505)   (104,950)    (99,445)     (91,500)
 SAILS                                    (126,643)   (136,800)         --           --
 Credit facility                          (200,000)   (200,000)
Off-balance-sheet financial
  instruments losses:
 Interest rate swaps                            --          --        (729)      (1,292)
 Interest rate lock                             --      (2,957)         --           --

   The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 1995 and 1994, and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future values. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

   Cash, Cash Equivalents, Marketable Securities, and Commercial Paper
   The carrying amount approximates fair value due to the short-term maturity of the instruments.

   Investments
   The fair value of the Company's investments is estimated based on the quoted market prices for these securities at December 31, 1995 and 1994. The fair value of the pledged 3.3 million shares of the investment in INSO has been reduced to $39.44 per share to reflect the threshold appreciation price. This is the maximum amount the Company can realize upon redemption of the SAILS (See Note 4).

Long-term Debt
   The fair value of the Company's $100 million 7.125% Notes fixed rate long-term debt is estimated based on the quoted market prices for the issue. The fair value of the SAILS is based upon the quoted market price of the underlying INSO shares multiplied by the shares necessary to redeem the issuance.

   The carrying amount of the credit facility approximates fair value because of the renewing feature of the facility.

   Off-Balance-Sheet Financial Instruments Gains (Losses)
   The fair value of interest rate swap and interest rate lock agreements (used for purposes other than trading) is the estimated amount that the Company would pay to terminate the agreement taking into account interest rates and the credit-worthiness of the swap counterparty. There were no interest rate swap agreements outstanding at December 31, 1995. There were no interest rate lock agreements outstanding at December 31, 1994. At December 31, 1994, reserves to offset part of the cost of terminating the interest rate swap agreement were established. The Company does not enter into speculative or leveraged derivative transactions.

Note 13. Related Parties

   The Company presently holds notes receivable for a total of $5.8 million from certain corporate officers and members of the Board of Directors. The Company provided financing in 1994 to effect the purchase of an aggregate of 138,272 shares of the Company's common stock pursuant to the 1994 Executive Stock Purchase Plan and the 1994 Non-Employee Director Stock Purchase Plan at the fair market value on August 24, 1994, of $42.625 per share. The loans bear an interest rate of 8% and are due in the fourth quarter of 1999. Loans made to officers are collateralized by the shares of common stock purchased and supported by a risk sharing agreement which provides, among other things, for the Company to share in 50% of the gain on any shares sold before the third anniversary, and to share in 50% of the loss on any shares sold after the third anniversary. Loans provided to members of the Board of Directors are unsecured. A director who sell shares purchased with Company financing is responsible for 100% of any resulting loss. The notes receivable are shown as a reduction in stockholders' equity in the consolidated financial statements. In 1995, the Company recognized approximately $.4 million in interest income in connection with the outstanding loans.

Note 14. Segment Information

   The Company's principal business is publishing and is divided into two segments: (a) textbooks and other educational materials and services for the school and college markets; and (b) general publishing, including fiction, nonfiction, software, children's books, and reference materials.

   A comparative summary of segment information for the years 1995, 1994, and 1993 appears below. Net corporate expenses include certain corporate officer compensation costs, certain system development costs, certain occupancy costs, stockholder reporting expenses, legal costs, and consulting fees. Corporate assets are principally cash and cash equivalents, marketable securities, and deferred income taxes.

                                                 Textbooks and
                                                     other
                                                  educational
                                                 materials and     General
                 In thousands                       services     publishing   Corporate    Consolidated
---------------------------------------------     -------------    ---------    --------   -------------
1995
Net sales                                           $441,800       $87,222     $     --     $  529,022
                                                   -----------      -------      ------      -----------
Segment income (loss)                                 63,817        (8,520)          --         55,297
                                                   -----------      -------      ------      -----------
Net corporate expenses                                    --            --      (16,018)       (16,018)
Special charges related to acquisition of
  Heath                                              (49,230)           --           --        (49,230)
Special charges                                       (3,825)       (2,700)        (508)        (7,033)
Gain on sale of warehouses                                --         3,889           --          3,889
Gain on equity transactions of INSO                       --        13,102           --         13,102
Interest expense, net                                     --            --      (13,008)       (13,008)
Equity in earnings of INSO                                --         1,557           --          1,557
                                                   -----------      -------      ------      -----------
Income (loss) before taxes                            10,762         7,328      (29,534)       (11,444)
                                                   -----------      -------      ------      -----------
Identifiable assets                                  366,816        89,611      137,483        593,910
Acquired assets                                      452,888            --           --        452,888
                                                   -----------      -------      ------      -----------
Total assets                                         819,704        89,611      137,483      1,046,798
                                                   -----------      -------      ------      -----------
Depreciation and amortization expense                 47,393         1,655        3,378         52,426
Purchase of property, plant, and equipment,
  including book plates                               50,566           932        2,780         54,278
                                                   ===========      =======      ======      ===========

                                                 Textbooks and
                                                     other
                                                  educational
                                                 materials and     General
                 In thousands                       services     publishing   Corporate    Consolidated
---------------------------------------------     -------------    ---------    --------   -------------
1994
Net sales from ongoing operations                   $387,427       $ 93,811    $     --      $481,238
Net sales from former Software Division                   --          1,838          --         1,838
                                                   -----------      -------      ------      -----------
Net sales                                            387,427         95,649          --       483,076
                                                   -----------      -------      ------      -----------
Income from ongoing operations                        68,216          7,275          --        75,491
Income from former Software Division                      --            117          --           117
                                                   -----------      -------      ------      -----------
Segment income                                        68,216          7,392          --        75,608
                                                   -----------      -------      ------      -----------
Net corporate expenses                                    --             --     (15,631)      (15,631)
Special charges                                       (4,575)          (502)     (1,436)       (6,513)
Gain on sale of interest in Software Division             --         36,212          --        36,212
Interest expense, net                                     --             --      (6,509)       (6,509)
Equity in earnings of INSO                                --          1,973          --         1,973
                                                   -----------      -------      ------      -----------
Income before taxes and extraordinary item            63,641         45,075     (23,576)       85,140
                                                   -----------      -------      ------      -----------
Identifiable assets                                  172,799         99,121      95,004       366,924
Acquired assets                                      130,342             --          --       130,342
                                                   -----------      -------      ------      -----------
Total assets                                         303,141         99,121      95,004       497,266
                                                   -----------      -------      ------      -----------
Depreciation and amortization expense                 39,439          1,692       3,285        44,416
Purchase of property, plant, and equipment,
  including book plates                               30,410          1,277       2,033        33,720
                                                   ===========      =======      ======      ===========
1993
Net sales from ongoing operations                   $357,198       $ 92,215    $     --      $449,413
Net sales from former Software Division                   --         13,556          --        13,556
                                                   -----------      -------      ------      -----------
Net sales                                            357,198        105,771          --       462,969
                                                   -----------      -------      ------      -----------
Income from ongoing operations                        68,933          8,325          --        77,258
Income from former Software Division                      --          3,537          --         3,537
                                                   -----------      -------      ------      -----------
Segment income                                        68,933         11,862          --        80,795
                                                   -----------      -------      ------      -----------
Net corporate expenses                                    --             --     (18,865)      (18,865)
Special charges                                       (4,976)            --      (5,584)      (10,560)
Interest expense, net                                     --             --      (2,347)       (2,347)
                                                   -----------      -------      ------      -----------
Income before taxes and extraordinary item            63,957         11,862     (26,796)       49,023
                                                   -----------      -------      ------      -----------
Total assets                                         175,378         84,559     138,149       398,086
                                                   -----------      -------      ------      -----------
Depreciation and amortization expense                 34,044          1,600       3,717        39,361
Purchase of property, plant, and equipment,
  including book plates                               26,918          3,182       6,424        36,524
                                                   ===========      =======      ======      ===========

                   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
        (Unaudited, in thousands of dollars except per share amounts)

                                                   First      Second      Third      Fourth
1995                                              Quarter     Quarter    Quarter    Quarter       Year
                                                  --------    -------    -------    --------   ---------
Net sales                                         $ 50,505   $104,655   $267,893    $105,969    $529,022
Gross profit (net sales less cost of sales)         10,624     48,840    165,964      32,558     257,986
Net income (loss)                                 $(18,532)  $ (5,104)  $ 68,070    $(51,677)   $ (7,243)
                                                    ======      =====      =====      ======      =======
Per share:
Net income (loss)                                 $  (1.34)     (0.37)  $   4.93    $  (3.74)   $  (0.52)
                                                    ======      =====      =====      ======      =======
1994
Net sales                                         $ 49,388   $117,141   $230,304    $ 86,243    $483,076
Gross profit (net sales less cost of sales)         11,522     61,475    141,485      37,920     252,402
Net income (loss) before extraordinary item          3,210      8,700     47,573      (7,053)     52,430
Extraordinary item, net of taxes                    (1,239)        --         --          --      (1,239)
                                                    ------      -----      -----      ------      -------
Net income (loss)                                 $  1,971   $  8,700   $ 47,573    $ (7,053)   $ 51,191
                                                    ======      =====      =====      ======      =======
Per share:
Net income (loss) before extraordinary item       $   0.23   $   0.63   $   3.45    $  (0.51)   $   3.79
Extraordinary item, net of taxes                     (0.09)        --         --          --       (0.09)
                                                    ------      -----      -----      ------      -------
Net income (loss)                                 $   0.14   $   0.63   $   3.45    $  (0.51)   $   3.70
                                                    ======      =====      =====      ======      =======

   The above quarterly information indicates the seasonal fluctuations of the Company's educational publishing business.

   The second quarter of 1995 and the first quarter of 1994 include charges related to the Company's corporate and domestic publishing operations which are of an unusual nature. Note 8 to the consolidated financial statements describes the transactions and related financial statement impact.

   The fourth quarter of 1995 includes an after-tax charge of $30.0 million related to the D.C. Heath acquisition. Note 2 describes this transaction.

   The first quarter of 1994 includes an after-tax gain of $22.8 million, or $1.65 per share, in connection with the initial public offering of INSO, the successor company to the Company's former Software Division. The third quarter of 1995 includes an estimated after-tax gain of $8.9 million, or $.64 per share, due to an additional public offering of 1.2 million shares of INSO common stock. The fourth quarter of 1995 includes an after-tax loss of $1.1 million, or $.08 per share, as an adjustment to the previously recorded estimated gain. Note 11 to the consolidated financial statements describes these transactions.

   In the first quarter of 1994, the Company completed an early redemption of $25 million of 8.78% senior notes due March 1997. The extraordinary loss of $1.2 million, or $.09 per share, is net of an income tax benefit of $.8 million. Note 4 to the consolidated financial statements describes the transaction.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Company

   Information with respect to directors is incorporated herein by reference to the Proxy Statement for the 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement"), and information with respect to Executive Officers is set forth following Part I, Item 4 of this report under the heading "Executive Officers of the Company" on pages 4 and 5 herein.

Item 11. Executive Compensation

   Incorporated herein by reference to the 1996 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the 1996 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the 1996 Proxy Statement.

                                   PART IV

Item 14. Exhibits, Financial Statements and Schedule, and Reports on Form 8-K

(a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page 12.

    2. Financial Statement Schedule for the three years ended December 31,
       1995:

       II -- Consolidated Valuation and Qualifying Accounts             Page 34

       All other Schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or they are not required submissions.

    3. The Exhibits listed in the accompanying Index to Exhibits set forth on page 36 herein, are filed as part of this Report, and are included only on the Form 10-K filed with the Securities and Exchange Commission.

(b)   Reports on Form 8-K filed in the fourth quarter of 1995

      The Registrant filed two reports on Form 8-K in the fourth quarter of 1995:

      Report dated October 6, 1995, reporting on the Company's definitive agreement to acquire D.C. Heath and Company from Raytheon Company.

      Report dated November 15, 1995, reporting on the Company's completion of the acquisition of D.C. Heath and Company from Raytheon Company.

                            HOUGHTON MIFFLIN COMPANY
                  SCHEDULE II--CONSOLIDATED VALUATION ACCOUNTS

                 Years ended December 31, 1995, 1994, and 1993
                           (In thousands of dollars)

                                                 Additions
                                   Balance at     charged                    Balance
                                   beginning     (credited)   Acquired       at end
                                    of year      to income  (Retirements)    of year
                                    ----------    ----------   ----------   --------
1995
Allowance for book returns          $12,836       $ 2,340       $ 6,522      $21,698
Allowance for authors' advances      11,079         9,557         1,212       21,848

1994
Allowance for book returns          $12,325       $   511       $    --      $12,836
Allowance for authors' advances      11,866         2,593        (3,380)      11,079

1993
Allowance for book returns          $16,671       $(4,346)      $    --      $12,325
Allowance for authors' advances       9,545         2,466          (145)      11,866

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HOUGHTON MIFFLIN COMPANY
                                 Registrant


                                 By:          /s/ Nader F. Darehshori
                                     -------------------------------------
                                                  Nader F. Darehshori
                                     Chairman of the Board, President, and
                                            Chief Executive Officer

March 14, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/Nader F. Darehshori               Chairman of the Board, President,
-------------------------            and Chief Executive Officer, Director           March 14, 1996
  Nader F. Darehshori

/s/Gail Deegan                       Executive Vice President,
-------------------------            Chief Financial Officer, and Treasurer          March 14, 1996
  Gail Deegan

/s/Michael J. Lindgren               Vice President and Controller                   March 14, 1996
-------------------------
  Michael J. Lindgren


/s/Joseph A. Baute                   Director                                        March 14, 1996
-------------------------
Joseph A. Baute


/s/James O. Freedman                 Director                                        March 14, 1996
-------------------------
  James O. Freedman

/s/Mary H. Lindsay                   Director                                        March 14, 1996
-------------------------
  Mary H. Lindsay


/s/ Charles R. Longsworth            Director                                        March 14, 1996
-------------------------
  Charles R. Longsworth


/s/John F. Magee                     Director                                        March 14, 1996
-------------------------
John F. Magee


/s/Claudine B. Malone                Director                                        March 14, 1996
-------------------------
  Claudine B. Malone


/s/Alfred L. McDougal                Director                                        March 14 1996
-------------------------
  Alfred L. McDougal


/s/George Putnam                     Director                                        March 14, 1996
-------------------------
  George Putnam

/s/Ralph Z. Sorenson                 Director                                        March 14, 1995
-------------------------
  Ralph Z. Sorenson

/s/DeRoy C. Thomas
-------------------------
  DeRoy C. Thomas                    Director                                        March 14, 1996


                            HOUGHTON MIFFLIN COMPANY
                                INDEX TO EXHIBITS
                                 (Item 14(a)(3))

Exhibit No.               Description of Document                         Page Number in this report*
------------    -------------------------------------------   --------------------------------------------------
(3)(i)           Restated Articles of Organization of the       Filed as Exhibits (4.1) and (4.2) to
                 Company                                        Registration Statement No. 33-14850 as amended,
                                                                and incorporated herein by reference thereto

                 Amendment to Restated Articles of              Page
                 Organization of the Company in the form
                 of a certificate of vote of directors
                 establishing a series of a class of stock

(3)(ii)          By-laws of the Company                         Page

(4)              Registration Statement under the               Filed on June 20, 1967, and incorporated herein
                 Securities Exchange Act of 1934 on Form        by reference thereto
                 10 dated June 20, 1967, as amended, with
                 particular reference to the description
                 of the common stock of the Company

                 Rights Agreement between the Company and       Page
                 the First National Bank of Boston, as
                 Rights Agent

                 Registration Statement under the               Filed September 4, 1992, and incorporated herein
                 Securities Exchange Act of 1934 on Form        by reference thereto
                 S-3 dated September 4, 1992

                 Indenture dated as of March 15, 1994           Filed as Exhibit (4.1) to Registration Statement
                 between the Company and State Street Bank      No. 33-51700 as amended, and included herein by
                 and Trust Company, as successor trustee        reference thereto
                 to the First National Bank of Boston

                 First Supplemental Indenture dated as of       Filed as Exhibit (4.2) to Registration Statement
                 July 27, 1995 between the Company and          No. 33-64903 as amended, and incorporated herein
                 State Street Bank and Trust Company, as        by reference thereto.
                 successor trustee to the First National
                 Bank of Boston

                 Registration Statement under the               Filed on December 11, 1995 and incorporated
                 Securities Act of 1933 on Form S-3 dated       herein by reference thereto
                 December 11, 1995

(10)(ii)         Lease between Two Twenty Two Berkeley          Filed as Exhibit (ii)(D) to Form 10-K for
(D)              Venture, as Landlord, and Houghton             the year ended December 31, 1991, and
                 Mifflin Company, as Tenant                     incorporated herein by reference thereto

(10)(iii)        Benefits Trust Agreement between Houghton      Filed as Exhibit (ii)(C) to Form 10-K for
(A)              Mifflin Company and State Street Bank and      the year ended December 31, 1992, and
                 Trust Company dated June 3, 1992               incorporated herein by reference thereto

                 Severance Agreement between the Company        Page
                 and Mr. Darehshori

                 Form of Senior Executive Severance             Page
                 Agreement

                 Form of Key Managers' Severance Agreement      Page

                 Agreement and General Release                  Page

                 Supplemental Benefits Plan                     Page

                 Non-employee Directors Retirement Benefit      Page
                 Plan


Exhibit No.               Description of Document                         Page Number in this report*
------------    -------------------------------------------   --------------------------------------------------
                 Trust Agreement for the Houghton Mifflin       Page
                 Pension Plan with State Street Bank and
                 Trust Company

                 1994 Executive Stock Purchase Plan             Filed as Exhibit (iii)(A) to Form 10-Q for
                                                                the quarter ended September 30, 1994, and
                                                                incorporated herein by reference thereto

                 Form of Option Grant and Exercise              Filed as Exhibit (iii)(A) to Form 10-Q for
                 Agreement                                      the quarter ended September 30, 1994, and
                                                                incorporated herein by reference thereto

                 Non-Employee Directors Stock Purchase          Filed as Exhibit (iii)(A) to Form 10-Q for
                 Plan                                           the quarter ended September 30, 1994, and
                                                                incorporated herein by reference thereto

                 Forms of Stock Purchase Agreement              Filed as Exhibit (iii)(A) to Form 10-Q for
                                                                the quarter ended September 30, 1994, and
                                                                incorporated herein by reference thereto

(12)             Computation of Ratio of Earnings to Fixed      Page
                 Charges

(21)             List of Subsidiaries                           Page

(23)             Consent of Experts and Counsel                 Page

(27)             Financial Data Schedule                        Page