Form 10-Q
period 1996-03-31
HOUGHTON MIFFLIN CO
filed 1996-05-13
CIK 48638

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from January 1, 1996 to March 31, 1996

 Commission file number       1-5406
                         ------------------------

                            HOUGHTON MIFFLIN COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                             04-1456030     .
- -------------------------------------                   -----------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

222 Berkeley Street, Boston                               02116 - 3754
- -------------------------------------                   -----------------
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

               X
   Yes ----------------                No ----------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.

         Class                        Outstanding at April 30, 1996
         -----                        ------------------------------
   Common Stock, $1 par value              14,546,455
   Preferred Stock Purchase Rights         14,546,455

                                     1 of 16

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                       Page No.
 Part I. Financial   Information

   Consolidated Condensed Balance Sheets
           March 31, 1996 and 1995 and December 31, 1995                 3 - 4


   Consolidated Condensed Statement of Operations
           and  Retained Earnings   --   Three Months Ended
           March 31, 1996 and 1995                                           5


   Consolidated Condensed Statements of Cash Flows
           Three Months Ended March 31, 1996 and 1995                        6


   Notes to Unaudited Consolidated Condensed
           Financial Statements                                           7-10

   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11-14

 Part II.  Other Information

   Item 4. Submission of Matter to a Vote of
           Security Holders                                                 15

    Item 6. Exhibits and Reports on Form 8-K                                15

           Signatures                                                       16

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  March 31, 1996 and 1995 and DECEMBER 31, 1995
                 (In thousands of dollars, except share amounts)

                                   (Unaudited)

                                     ASSETS

                                                  March 31       March 31    December 31
                                                      1996           1995           1995
                                                ----------     ----------    -----------
Current assets:
 Cash and cash equivalents                      $    2,790     $   11,533     $   16,701
 Marketable securities, available-for-sale,
   at fair value                                       604            604            604

  Accounts receivable                              120,010         83,818        204,542
         Less allowance for book returns            13,052          8,522         21,698
                                                ----------     ----------     ----------
                                                   106,958         75,296        182,844
 Inventories:
         Finished goods                            137,919         70,311        120,120
         Work-in-process                            18,819          3,694          8,733
         Raw materials                              10,597          3,946         11,074
                                                ----------     ----------     ----------
                                                   167,335         77,951        139,927

 Deferred income taxes
   and prepaid expenses                             55,870         28,920         31,124
                                                ----------     ----------     ----------

        Total current assets                       333,557        194,304        371,200


 Property, plant and equipment and
    book plates net of accumulated
    depreciation and amortization of
    $129,343 at March 31, 1996,
    $101,482 at March 31, 1995 and
    $ 123,891 at December 31, 1995                 131,902         70,705        123,100

 Intangible assets, net                            466,707        122,525        474,751

 Other assets, net                                  78,077         59,920         77,747
                                                ----------     ----------     ----------
                                                $1,010,243     $  447,454     $1,046,798
                                                ==========     ==========     ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                  March 31, 1996 and 1995 and DECEMBER 31, 1995
                 (In thousands of dollars, except share amounts)

                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                      March 31,        March 31,      December 31,
                                                           1996             1995             1995
                                                    -----------      -----------      -----------
Current liabilities:
     Accounts payable                               $    72,171      $    33,620      $    94,556
     Commercial paper                                    79,090             --            144,612
     Royalties                                           27,062           28,451           40,140
     Salaries, wages  and commissions                       947              974           18,751
     Other                                               26,562           12,975           44,324
                                                    -----------      -----------      -----------
      Total current liabilities                         205,832           76,020          342,383

    Long-term debt                                      550,936           99,460          426,148

    Accrued royalties                                     2,427            3,035            2,497

    Other liabilities                                    15,705           13,132           15,192

    Accrued postretirement benefits                      27,146           25,218           26,884

    Stock repurchase commitment                            --              7,600             --

    Stockholders' equity:
    Preferred stock, $1 par value: 500,000
     shares authorized:  none issued                       --               --               --
    Common stock, $1 par value 70,000,000
     shares authorized 14,758,726 shares issued          14,759           14,759           14,759
    Capital in excess of par value                       30,102           23,595           29,973
    Retained  earnings                                  203,071          227,185          228,528
                                                    -----------      -----------      -----------
                                                        247,932          265,539          273,260
    Less:
    Notes receivable from  purchase agreements           (6,254)          (5,923)          (5,821)
    Benefits trust assets,  at market                   (28,837)         (30,373)         (27,950)
    Common shares held in treasury, at cost
    (218,963 shares at March 31, 1996, 308,403
     shares at March 31, 1995 and 273,681
     shares at December 31, 1995)                        (4,644)          (6,254)          (5,795)
                                                    -----------      -----------      -----------

     Total stockholders' equity                         208,197          222,989          233,694
                                                    -----------      -----------      -----------
                                                    $ 1,010,243      $   447,454      $ 1,046,798
                                                    ===========      ===========      ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1996, and 1995
               (Unaudited, in thousands except per share amounts)

                                                                     1996            1995
                                                                   ---------      ---------
Net sales by industry segment:
  Educational publishing                                           $  43,285      $  33,029
  General publishing                                                  19,550         17,476
                                                                   ---------      ---------
                                                                      62,835         50,505
Costs and expenses:
 Cost of sales                                                        50,095         39,881
 Selling and administrative                                           56,829         40,094
                                                                   ---------      ---------
                                                                     106,924         79,975
                                                                   ---------      ---------
Operating loss                                                       (44,089)       (29,470)
 Other income (expense):
 Gain on sale of  INSO common stock                                   14,243           --
 Equity in earnings of INSO Corporation                                1,299            621
 Net interest expense                                                 (9,608)        (1,531)
                                                                   ---------      ---------
                                                                       5,934           (910)
Loss before taxes                                                    (38,155)       (30,380)
Income tax benefit                                                    16,025         11,848
                                                                   ---------      ---------
Net income                                                           (22,130)       (18,532)

Retained earnings at beginning of period                             228,528        248,828

Valuation allowance on noncurrent marketable equity securities          --               (7)

Dividends declared                                                    (3,327)        (3,104)
                                                                   ---------      ---------
Retained earnings at end of period                                 $ 203,071      $ 227,185
                                                                   =========      =========
Net loss per common share                                          $   (1.60)     $   (1.34)
                                                                   =========      =========
Average number of  common shares                                      13,866         13,805
                                                                   =========      =========
Cash dividends paid per common share                               $    0.24      $   0.225
                                                                   =========      =========

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                      (Unaudited, in thousands of dollars)

                                                                             1996            1995
                                                                           ---------      ---------
Cash flows provided by (used in) operating activities:
       Net loss                                                            $ (22,130)     $ (18,532)
       Adjustments to reconcile net loss to net cash used in operating activities:
          Equity in earnings of INSO                                          (1,299)          (621)
          Depreciation and amortization                                       13,168          7,236

         Changes in operating assets and liabilities:
            Accounts receivable                                               75,886         55,467
            Inventories                                                      (27,408)       (16,290)
            Royalties                                                        (11,612)        (8,403)
            Accounts payable                                                 (22,385)       (11,043)
            Deferred and income taxes  payable                               (16,243)       (13,176)
            Salaries, wages and commissions                                  (17,804)       (12,660)
            Other assets and liabilities                                     (17,346)        (6,699)
                                                                           ---------      ---------
             Net cash used in operating activities                        (47,173)       (24,721)
                                                                           ---------      ---------
Cash flows provided by (used in) investing activities:
       Book plate expenditures                                               (14,433)        (5,338)
       Acquisition of publishing assets                                       (7,500)          --
       Property, plant, and equipment expenditures                            (1,176)        (1,844)
       Marketable securities                                                    --           16,217
                                                                           ---------      ---------
            Net cash used in investing activities                            (23,109)         9,035
                                                                           ---------      ---------
 Cash flows provided by (used in) financing activities:
        Dividends on common stock                                             (3,327)        (3,104)
        Repayment of commercial paper                                        (65,522)          --
        Issuance of long-term debt                                           124,788           --
        Purchase of common stock                                                --             (957)
        Exercise of stock options                                                432            908
                                                                           ---------      ---------
             Net cash provided by (used in) financing activities              56,371         (3,153)
                                                                           ---------      ---------

Net decrease in cash and cash equivalents                                    (13,911)       (18,839)
Cash and cash equivalents beginning of period                                 16,701         30,372
                                                                           ---------      ---------
Cash and cash equivalents at end of period                                 $   2,790      $  11,533
                                                                           =========      =========
Supplementary disclosure of cash flow information:

       Income taxes paid                                                   $     233      $   1,357
       Interest paid                                                       $   9,005      $     531

See accompanying notes to unaudited consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    (1) The accompanying unaudited consolidated financial statements of Houghton Mifflin Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

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

          Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 1996 interim financial statements.

    (2) On October 31, 1995, the Company acquired D.C. Heath and Company ("Heath") from Raytheon Company (Raytheon) , for net cash consideration of $452.9 million. The acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. The acquisition was financed through a combination of existing cash balances and indebtedness. Heath is a leading publisher of textbooks in areas including modern language, language arts, science, social studies, and mathematics for the elementary, secondary, and college markets.

The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of twenty years.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- -- Continued--

The following unaudited summary, presented on a pro forma basis, combines the consolidated results of operations as if Heath had been acquired as of January 1, 1995.

         (In millions, except                               Three Months Ended
           per share amounts)                                  March 31, 1995
         ---------------------                             --------------------
         Net sales                                              $ 62.5

         Net loss                                               $(39.6)

         Net loss per share                                     $(2.87)

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Heath acquisition been consummated as of the assumed date, nor are they necessarily indicative of future results of operations.

In a separate closing the Company intends to take possession of the outstanding shares of D.C. Heath, Canada, Limited ("Heath Canada"). It is expected that this closing will take place in the second quarter of 1996. The pro forma financial information above presents the results of operations as if the Heath Canada acquisition had been made as of January 1, 1995. The Company intends to enter into a series of agreements with ITP Nelson. Under these agreements ITP Nelson will acquire the assets of Heath Canada and become the Company's exclusive Canadian representative in the school and college markets.

In addition, the Company is obligated to make certain additional payments to Raytheon for final settlement of the purchase price. These payments will result in the recording of additional intangibles with regard to the acquisition of Heath.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- -- Continued--

(3) In March 1994, the Company spun-off its former Software Division in an initial public offering. The equity interest in INSO Corporation ("INSO") , the successor company, after the offering was approximately 40%.The Company's recognition of earnings from its investment in INSO is based upon the equity method of accounting.

In the first quarter of 1996, the Company received $16.1 million in proceeds from the sale of 343,000 shares of INSO common stock. As a result of the INSO common stock sale the Company recorded a gain of $14.2 million ($8.2 million after-tax or $.60 per share). The proceeds from this sale were used to pay down debt. The Company's equity ownership in INSO after the sale of common stock has been reduced to approximately 33%. The remaining non-pledged INSO shares may be sold by the Company, subject to certain restrictions, as market conditions and events warrant.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL INFORMATION
- -- Continued--

    (4)   Intangible assets consist of the following:

                                       As of March 31,         December 31,
          In thousands               1996           1995           1995
                                 ------------------------------------------
          Goodwill                $ 472,290      $ 113,268      $ 473,786
          Publishing rights          18,523         15,530         18,523
          Other                       4,000          5,731          5,891

          Less: accumulated
                 amortization       (28,106)       (12,004)       (23,449)
                                 ------------------------------------------
          Total                   $ 466,707      $ 122,525      $ 474,751
          =================================================================

          The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected undiscounted net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company writes down the book value of the intangible asset to the undiscounted net cash flow amount.

(5) The Board of Directors, at its April 24, 1996, meeting, declared a quarterly dividend of $.24 per share, payable on May 22, 1996, to shareholders of record on May 8, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 31, 1995, the Company acquired D.C. Heath and Company ("Heath") for net cash consideration of $452.9 million. The acquisition has been accounted for as a purchase and, accordingly, the operating results of Heath are included in the Company's consolidated financial statements from the date of acquisition.

First Quarter 1996 versus First Quarter 1995

Net sales for the quarter ended March 31, 1996 were $62.8 million, an increase of 24% from the $50.5 million reported in the first quarter of 1995. The consolidated net loss was $22.1 million, or $1.60 per share, for the quarter ended March 31, 1996, compared to $18.5 million, or $1.34 per share, for the same period in 1995. The Company recorded a gain of approximately $14.2 million ($8.2 million after-tax), or $.60 per share, in the first quarter of 1996 representing the gain realized on the sale of 343,000 shares of INSO common stock. The net loss for the first quarter of 1996 was $2.20 excluding the gain on the sale of these shares.

Net sales from the educational publishing segment increased $10.3 million, or 31%, from last year's first quarter net sales of $33.0 million. The increase in the educational publishing segment revenues was primarily due to the addition of the Heath titles.

Net sales from the general publishing segment increased $2.1 million, or 12%, from last year's first quarter net sales of $17.5 million. Almanac and juvenile sales accounted for most of the increase, in addition to approximately $.5 million in sales from Houghton Mifflin Interactive, which recorded no sales in the first quarter of 1995.

The operating loss for the first quarter of 1996 increased $14.6 million to $44.1 million, a 49% increase over the same period in 1995. Higher revenues from Heath were more than offset by higher editorial, selling, distribution, and administrative expenses and $4.5 million in additional goodwill amortization. The higher editorial expense reflects, in part, the additional plate amortization from 1995 development efforts on, among other programs, Invitations to Literacy and the additional expenditures associated with program development in preparation for significant adoption opportunities in 1997 and beyond. Revenues contributed by educational publishing operations in the first quarter of the year are historically less than 10% of annual revenues, so the addition of operating expenses related to these businesses significantly increases the seasonal loss. Selling, distribution and administrative expenses also increased, reflecting, in part, the addition of about 400 employees as a result of the Heath acquisition.

Net interest expense for the first quarter of 1996 increased $8.1 million to $9.6 million from the same period in 1995. The increased interest expense is primarily a result of the $345 million of financing associated with the acquisition of Heath and the issuance, in August 1995, of $126 million of 6% Exchangeable Notes (Stock Appreciation Income Linked Securities or "SAILS").

The Company's effective tax rate for the quarter ended March 31, 1996 was approximately 42% compared to approximately 39% for the comparable period from the prior year. The effective tax rate for the 1995 fiscal year was 37%.

LIQUIDITY AND CAPITAL RESOURCES

The seasonality of revenues affects the Company's operating cash flow. A net cash deficit from operating and investing activities, normally incurred through the middle of the third quarter, is funded through the draw-down of cash and marketable securities and accessing existing short-term credit facilities.

During the first quarter of 1996, the Company used $13.9 million of cash on hand at year end 1995, proceeds from the INSO stock sale as well as $59 million of commercial paper to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments.

At March 31, 1996, total debt was $630.0 million. The $452.9 million Heath acquisition was initially financed with the draw down of $345 million in credit facilities and cash on hand from the SAILS issuance. These borrowings were refinanced in the fourth quarter of 1995 with $200 million in proceeds from a five year credit facility and the issuance of $145 million in commercial paper. In March 1996, the Company completed the refinancing of the debt incurred in conjunction with the Heath acquisition with the issuance of $125 million of long-term debt and $100 million of medium-term notes. Proceeds from these issuances were used to repay $125 million of the commercial paper and $100 million of the five year credit facility drawn upon in conjunction with the Heath acquisition.

The Company expects that cash flows from operations for the full year 1996 will be sufficient to provide adequate financing resources to support operational needs and to fund capital expenditures, and dividend payments.

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

 PART II.  OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders

             None.

      Item 6.  Exhibits and Reports on Form 8-K

             (a) Exhibit No. 10 (iii) (A) Severence Agreement between the
                 Company and Mr. Stack

                  Exhibit 27, Financial Data Schedule

             (b) Reports on Form 8-K

                    Registrant filed one report on Form 8-K (A) dated January
                          16, 1996, which included the pro forma financial statements of the Company and the audited financial statements of D.C. Heath and Company in conjunction with the Company's acquisition of Heath.

                    Registrant filed one report on Form 8-K dated February 6,
                          1996 reporting on the election of Gail Deegan as Chief Financial Officer of the Company.

                    Registrant filed one report on Form 8-K dated March 7, 1996 reporting on the issuance of $100 million of medium-term notes.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         HOUGHTON MIFFLIN COMPANY

                                          ------------------------
                                          Registrant

    Dated:  May 13, 1996                  /s/ Gail Deegan
                                          ------------------------
                                          Gail Deegan
                                          Executive Vice President,
                                          Chief Financial Officer, and Treasurer

    Dated:  May 13, 1996                  /s/ Michael J. Lindgren
                                          ------------------------
                                          Michael J. Lindgren
                                          Vice President, Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)

Exhibit No.         Descrition of Document           Page Number in This Report
- -----------         ----------------------           --------------------------
 10(iii)(A)         Severance Agreement between
                    the Company and Mr. Stack

 27                 Financial Data Schedule