Form 10-Q
period 1996-06-30
HOUGHTON MIFFLIN CO
filed 1996-08-13
CIK 48638

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from April 1, 1996 to June 30, 1996

Commission file number      1-5406
                        ------------------

                            HOUGHTON MIFFLIN COMPANY
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                           04-1456030
- ---------------------------------                  --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


222 Berkeley Street, Boston                            02116 - 3754
- ----------------------------                       ------------------
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

 Yes   X                              No
      --------------------               --------------------


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

            Class                      Outstanding at July 31, 1996
            -----                      ----------------------------

 Common Stock, $1 par value                    14,586,890
 Preferred Stock Purchase Rights               14,586,890



                                     1 of 18

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                   Page No.

Part I. Financial Information


  Consolidated Condensed Balance Sheets
       June 30, 1996 and 1995 and December 31, 1995                  3 - 4

  Consolidated Condensed Statement of Operations
       and Retained Earnings -- Three and Six
       Months Ended June 30, 1996 and 1995                           5 - 6

 Consolidated Condensed Statements of Cash Flows
       Six Months Ended June 30, 1996 and 1995                           7

 Notes to Unaudited Consolidated Condensed
       Financial Statements                                         8 - 10

 Management's Discussion and Analysis of Financial
       Condition and Results of Operations                         11 - 16


Part II. Other Information

 Item 4. Submission of Matters to a Vote of
        Security Holders                                                17

 Item 6. Exhibits and Reports on Form 8-K                               17

        Signatures                                                      18

                        HOUGHTON MIFFLIN COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1996, 1995, AND DECEMBER 31, 1995
                             (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                     JUNE 30,          June 30,     December 31,
                                                      1996              1995            1995
                                                   ----------         --------       ----------

ASSETS
- ------
CURRENT ASSETS
       Cash and cash equivalents                   $    5,164         $  9,592       $   16,701
       Marketable securities available
          for sale, at fair value                         604              600              604

       Accounts receivable                            207,335          122,616          204,542
          Less: allowance for book returns             (9,589)          (5,850)         (21,698)
                                                   ----------         --------       ----------
                                                      197,746          116,766          182,844
       Inventories
          Finished goods                              151,826           85,938          120,120
          Work in process                              11,490            5,781            8,733
          Raw materials                                 7,991            6,973           11,074
                                                   ----------         --------       ----------
                                                      171,307           98,692          139,927

       Income taxes                                    37,177           25,575           28,472
       prepaid expenses                                10,356            5,642            2,652
                                                   ----------         --------       ----------

          Total current assets                        422,354          256,867          371,200

       Property, plant and equipment,
          and book plates (net of accumulated
          depreciation and amortization of
          $112,483 in 1996, $92,499 in 1995
          and $123,891 at December 31, 1995)          137,081           70,515          123,100

       Intangible assets, net                         471,709          120,623          474,751

       Other assets                                    80,194           56,734           77,747
                                                   ----------         --------       ----------

                                                   $1,111,338         $504,739       $1,046,798
                                                   ==========         ========       ==========




See accompanying notes to unaudited consolidated financial statements.

                        HOUGHTON MIFFLIN COMPANY

                                     CONSOLIDATED BALANCE SHEETS
                               JUNE 30, 1996, 1995, AND DECEMBER 31, 1995
                             (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                           JUNE 30,         June 30,     December 31,
                                                             1996             1995           1995
                                                            ----              ----           ----

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities
       Accounts payable                                  $   77,803         $ 47,643       $   94,556
       Commercial paper                                     112,801           54,925          144,612
       Short-term debt                                       50,000               --               --
       Royalties                                             24,277           18,193           40,140
       Salaries, wages and commissions                        4,656            2,595           18,751
       Other accrued expenses                                26,892           16,978           44,673
                                                         ----------         --------       ----------
          Total current liabilities                         296,429          140,334          342,732

       Long-term debt                                       550,957           99,475          426,148
       Accrued royalties                                      2,273            2,915            2,497
       Other liabilities                                     17,307           13,849           15,192
       Accrued post retirement medical benefits              27,409           25,392           26,884
       Stock repurchase commitment                                -            7,600                -

Stockholders' equity
       Preferred stock, $1 par value; 500,000
          shares authorized, none issued                          -                -                -
       Common stock, $1 par value; 70,000,000
          shares authorized; 14,758,726
          shares issued                                      14,759           14,759           14,759
       Capital in excess of par value                        36,199           28,015           29,973
       Retained earnings                                    209,247          219,074          228,528
                                                         ----------         --------       ----------
                                                            260,205          261,848          273,260
       Less:
       Notes receivable from purchase agreement              (5,766)          (5,661)          (5,821)
       Unearned compensation related to outstanding
          restricted stock                                   (1,165)            (185)            (349)
       Common shares held in treasury, at cost
          (177,516 shares in 1996, 295,375
          shares in 1995 and 273,681 shares
          at December 31, 1995)                              (3,766)          (6,251)          (5,795)
       Benefits trust assets, at market                     (32,545)         (34,577)         (27,950)
                                                         ----------         --------       ----------

              Total stockholders' equity                    216,963          215,174          233,345
                                                         ----------         --------       ----------

                                                         $1,111,338         $504,739       $1,046,798
                                                         ==========         ========       ==========




See accompanying notes to unaudited consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                    THREE MONTHS ENDED JUNE 30, 1996 AND 1995
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            1996           1995
                                                          --------       --------

Net sales by industry segment:
       Educational publishing                             $158,862       $ 83,147
       General publishing                                   19,352         21,508
                                                          --------       --------
                                                           178,214        104,655

Costs and expenses:
       Cost of sales                                        84,341         55,815
       Selling and administrative                           75,112         46,966
       Special charges                                           -          7,033
                                                          --------       --------
                                                           159,453        109,814
                                                          --------       --------

Operating income (loss)                                     18,761         (5,159)

Other income (expense):
       Gain on sale of INSO Corporation common stock         8,707              -
       Net interest expense                                (10,663)        (2,147)
       Equity in losses of INSO Corporation                   (404)        (1,061)
                                                          --------       --------
                                                            (2,360)        (3,208)
                                                          --------       --------
Income (loss) before taxes                                  16,401         (8,367)

Income tax provision (benefit)                               6,887         (3,263)
                                                          --------       --------

Net income (loss)                                            9,514         (5,104)

Retained earnings at beginning of period                   203,071        227,185

Valuation allowance on noncurrent marketable
       equity securities                                         -             99

Dividends declared                                          (3,338)        (3,106)
                                                          --------       --------

Retained earnings at end of period                        $209,247       $219,074
                                                          ========       ========


Net income (loss) per common share                        $   0.68       $  (0.37)

Average number of common shares                             13,917         13,809

Cash dividends paid per common share                      $  0.240       $  0.225




See accompanying notes to unaudited consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                              1996           1995
                                                            --------       --------

Net sales by industry segment:
       Educational publishing                               $202,147       $116,176
       General publishing                                     38,902         38,984
                                                            --------       --------
                                                             241,049        155,160

Costs and expenses:
       Cost of sales                                         134,436         95,696
       Selling and administrative                            131,941         87,060
       Special charges                                             -          7,033
                                                            --------       --------
                                                             266,377        189,789
                                                            --------       --------

Operating loss                                               (25,328)       (34,629)

Other income (expense):
       Gain on sale of INSO Corporation common stock          22,950              -
       Net interest expense                                  (20,271)        (3,678)
       Equity in earnings (losses) of INSO Corporation           895           (440)
                                                            --------       --------
                                                               3,574         (4,118)
                                                            --------       --------

Loss before taxes                                            (21,754)       (38,747)

Income tax benefit                                            (9,138)       (15,111)
                                                            --------       --------

Net loss                                                     (12,616)       (23,636)

Retained earnings at beginning of period                     228,528        248,828

Valuation allowance on noncurrent marketable
       equity securities                                           -             92

Dividends declared                                            (6,665)        (6,210)
                                                            --------       --------

Retained earnings at end of period                          $209,247       $219,074
                                                            ========       ========

Net loss per common share                                   $  (0.91)      $  (1.71)

Average number of common shares                               13,897         13,800

Cash dividends paid per common share                        $  0.480       $  0.450




See accompanying notes to unaudited consolidated financial statements.

                      HOUGHTON MIFFLIN COMPANY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                    (UNAUDITED; IN THOUSANDS)


                                                                              1996           1995
                                                                            ---------      --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
       Net loss                                                             $ (12,616)     $(23,636)
       Adjustments to reconcile net loss to
       net cash used in operating activities
              Equity in (earnings) losses of INSO Corporation                    (895)          440
              Depreciation and amortization                                    31,779        17,858
              Gain on sale of INSO Corporation stock                          (22,950)            -

              Changes in operating assets and liabilities:
                    Accounts receivable                                       (14,902)       13,997
                    Inventories                                               (31,380)      (37,031)
                    Accounts payable                                          (16,753)        2,620
                    Royalties                                                 (16,087)      (18,028)
                    Deferred and income taxes payable                          (8,705)      (17,525)
                    Salaries, wages and commissions                           (14,095)      (11,039)
                    Other, net                                                (18,529)        1,842
                                                                            ---------      --------

                    NET CASH USED IN OPERATING ACTIVITIES                    (125,133)      (70,502)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
       Proceeds from the sales of INSO Corporation stock                       25,917             -
       Book plate expenditures                                                (30,267)      (15,595)
       Acquisition of publishing assets                                       (15,241)            -
       Property, plant and equipment expenditures                              (4,646)       (3,374)
       Marketable securities                                                        -        16,221
       Sale of building and equipment                                               -         3,186
                                                                            ---------      --------

                    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (24,237)          438


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
       Dividends paid on common stock                                          (6,665)       (6,210)
       Issuance of commercial paper                                            18,189        54,925
       Issuance of long-term financing                                        124,809             -
       Purchase of common stock                                                     -          (957)
       Exercise of stock options                                                  684         1,690
       Other                                                                      816          (164)
                                                                            ---------      --------

                    NET CASH PROVIDED BY FINANCING ACTIVITIES                 137,833        49,284

Decrease in cash and cash equivalents                                         (11,537)      (20,780)
Cash and cash equivalents at beginning of period                               16,701        30,372
                                                                            ---------      --------
Cash and cash equivalents at end of period                                  $   5,164      $  9,592
                                                                            =========      ========
Supplementary disclosure of cash flow information:
       Income taxes paid                                                    $   3,162      $  2,261
       Interest paid                                                        $  17,802      $  5,044



See accompanying notes to unaudited consolidated financial statements.

 HOUGHTON MIFFLIN COMPANY
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) Basis of Presentation
    ---------------------

     The accompanying unaudited consolidated financial statements of Houghton Mifflin Company and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

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

(2) Acquisitions
    ------------

     On October 31, 1995, the Company acquired D.C. Heath and Company ("Heath"), a leading publisher of textbooks in areas including modern language, language arts, science, social studies, and mathematics for the elementary, secondary, and college markets, from Raytheon Company ("Raytheon"). The acquisition has been accounted for as a purchase and the net assets and results of operations are included in the Company's consolidated financial statements from the date of acquisition. Net cash consideration for the acquisition was $460.6 million, which was financed through a combination of existing cash balances and indebtedness. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of twenty years.

     During the second quarter of 1996, the Company acquired all of the outstanding shares of D.C. Heath, Canada, Limited ("Heath Canada") from Raytheon following receipt of Canadian regulatory approval. ITP Nelson ("ITP") subsequently acquired the assets of Heath Canada from the Company and entered into a series of agreements which expanded existing exclusive distribution agreements for the school and college markets. Cash and licensing fees in respect of this distributorship amount to approximately $5.5 million, of which approximately $4.6 million has been paid.

 HOUGHTON MIFFLIN COMPANY
 NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
 --Continued--


     The following unaudited summary, presented on a pro forma basis, combines the consolidated results of operations as if Heath, including Heath Canada, had been acquired as of January 1, 1995.

       (In millions, except                     Six Months Ended
       per share amounts)                         June 30, 1995
       --------------------                     -----------------
       Net sales                                    $221.8

       Net loss                                     $(41.9)

       Net loss per share                           $(3.04)


     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Heath acquisition been consummated as of the assumed date, nor are they necessarily indicative of future results of operations.

(3) INSO Corporation
    ----------------

     In March 1994, the Company spun-off its former Software Division in an initial public offering. The equity interest in INSO Corporation ("INSO"), the successor company, was approximately 40% after the offering. The Company's recognition of earnings from its investment in INSO is based upon the equity method of accounting.

     In the six month period ended June 30, 1996, the Company received $25.9 million in proceeds from the sale of 537,500 shares of INSO common stock. As a result of the sale the Company recorded a gain of approximately $23.0 million ($13.3 million after-tax) or $0.96 per share. The proceeds from this sale were used to fund seasonal working capital requirements. The Company's equity ownership in INSO, after the sale of common stock, is approximately 32%. A portion of the remaining INSO shares may be sold by the Company, subject to certain restrictions, as market conditions and events warrant.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- --Continued--

(4) Intangible Assets
    -----------------

     Intangible assets consist of the following (in thousands):

                                          As of June 30,        December 31,
                                        1996           1995        1995
                                      -------------------------------------

      Goodwill                        $482,565      $113,268      $473,786
      Publishing rights                 16,649        15,636        18,523
      Other                              5,731         5,606         5,891

      Less:
      accumulated amortization         (33,236)      (13,887)      (23,449)
                                      -------------------------------------

      Total                           $471,709      $120,623      $474,751
                                      =====================================


     The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company writes down the book value of the intangible asset to the undiscounted net cash flow amount.

(5) Subsequent Events
    -----------------

     The Board of Directors, at its July 31, 1996 meeting, declared a quarterly dividend of $0.24 per share, payable on August 28, 1996, to shareholders of record on August 14, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
- ----------------------
Second Quarter 1996 versus Second Quarter 1995
- ----------------------------------------------


Net sales for the quarter ended June 30, 1996 were $178.2 million, an increase of 70% from the $104.7 million reported in the second quarter of 1995. Consolidated net income was $9.5 million, or $0.68 per share, for the quarter ended June 30, 1996, compared to a consolidated net loss of $5.1 million, or $0.37 per share, for the same period in 1995. The Company recorded a gain of approximately $8.7 million ($5.1 million after-tax), or $0.36 per share, in the second quarter of 1996 on the sale of 194,500 shares of INSO Corporation ("INSO") common stock. Included in 1996's second quarter results were charges of $1.4 million ($0.8 million after-tax), or $0.06 per share, related to INSO's acquisition of ImageMark Software Labs. Included in 1995's second quarter results were charges of $7.0 million ($4.3 million after-tax), or $0.31 per share, relating to the outsourcing of distribution operations, and charges of $2.2 million, or $0.16 per share, related to INSO's acquisition of System Compatibility Corporation.

Excluding these non recurring items, net income for the second quarter of 1996 would have been $5.2 million, or $0.38 per share, compared to net income of $1.4 million, or $0.10 per share, for the second quarter of 1995.

Net sales of $158.9 million from the educational publishing segment in the second quarter of 1996 increased $75.8 million, or 91%, from last year's second quarter net sales of $83.1 million. The increase was primarily due to the addition of Heath titles, new product offerings, and a decrease in order backlog at the end of the quarter. Although adoption opportunities are limited in 1996, strong sales have been experienced for the School Division's reading program, Invitations to Literacy [Copyright] 1996, and McDougal

Littell's secondary school literature program, The Language of Literature [Copyright] 1997. During the second quarter of 1995, the Company encountered distribution difficulties which resulted in $20 million of orders received but not shipped at June 30, 1995. No material backorders existed as of June 30, 1996.

Net sales of $19.4 million from the general publishing segment decreased $2.1 million, or 10%, from last year's second quarter net sales of $21.5 million. Included in net revenues for the second quarter of 1995 was approximately $2.0 million from the sale of Information Please [Registered Trademark] publishing rights to INSO. Lower sales of adult titles were offset by increased sales of children's books, and $1.0 million in sales from Houghton Mifflin Interactive, which began shipping product in the fourth quarter of 1995.

Operating income for the second quarter of 1996 was $18.8 million, a $24.0 million increase from last year's second quarter operating loss of $5.2 million. Higher revenues in 1996 more than offset increased editorial expense, plate amortization, selling, distribution and administrative expenses and $4.5 million in additional goodwill amortization due to the Heath acquisition. The higher editorial expense and plate amortization reflect investment in new products to meet adoption opportunities in 1997, 1998, and 1999. Selling, distribution and administrative expense decreased as a percent of sales, principally reflecting efficiencies associated with the Heath acquisition. In the second quarter of 1995, special charges of $7.0 million related to outsourcing of the distribution process at the Geneva, Illinois and Burlington, Massachusetts facilities were recorded.

Net interest expense for the second quarter of 1996 increased $8.5 million to $10.7 million from the same period in 1995. The increased interest expense primarily related to financing of $345 million for the Heath acquisition, issuance of $126 million of 6% Exchangeable Notes (Stock Appreciation Income Linked Securities or "SAILS"), and higher working capital requirements in 1996. The greater portion of educational publishing in the business mix has heightened seasonal working capital requirements in the first half of 1996, and increased the seasonality of the Company's business.

The provision for taxes for the second quarter of 1996 increased $10.2 million over the second quarter of 1995. The increase is primarily due to higher operating income and a higher effective tax rate due to permanent state and federal tax differences related primarily to the increase in non-deductible amortization of goodwill.



Results of Operation:
- ---------------------
Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

Net revenues for the six months ended June 30, 1996 were $241.0 million, or 55% higher than the $155.2 million recorded from the same period in 1995. Consolidated net loss was $12.6 million, or $0.91 per share, for the six months ended June 30, 1996, compared to a net loss of $23.6 million, or $1.71 per share, for the same period in 1995. The Company recorded a gain of approximately $23.0 million ($13.3 million after-tax), or $0.96 per share, in the six months ended June 30, 1996, on the sale of 537,500 shares of INSO common stock, and one time charges related to the equity investment in INSO of $1.4 million ($0.8 million after-tax), or $0.06 per share. Net loss in 1995 included special charges of $7.0 million ($4.3 million after-tax), or $0.31 per share, relating to the outsourcing of distribution operations and one time charges related to investment in INSO of $2.2 million, or $0.16 per share.

Excluding these unusual items, net loss for the first six months of 1996 was $25.1 million, or $1.81 per share, compared to a net loss of $17.1 million, or $1.24 per share, for the first six months of 1995.

Net sales of $202.1 million for the educational publishing segment in 1996 increased by $86.0 million, or 74%, from the same period in 1995. This increase primarily reflected the impact in the second quarter of the addition of Heath titles, new product offerings, and a decrease in order backlog.

General publishing net sales of $38.9 million in 1996 were similar to the same period in 1995. Increased sales of children's books and $1.4 million in sales from Houghton Mifflin Interactive, which recorded no sales until the fourth quarter of 1995, were offset by lower sales of adult titles in 1996 and the sale of publishing rights in 1995.

The Company's operating loss was $25.3 million for the six months ended June 30, 1996 compared to $34.6 million for the comparable period in 1995. Higher revenues more than offset higher editorial expense, plate amortization, selling, distribution and administrative expenses and $9.0 million in additional goodwill amortization. The higher editorial expense and plate amortization reflect investment in new products to meet the adoption opportunities in 1997, 1998, and 1999. Selling, distribution and administrative expense decreased as a percent of sales, primarily reflecting efficiencies associated with the Heath acquisition. In the second quarter of 1995, special charges of $7.0 million related to the costs of outsourcing the distribution process at the Geneva, Illinois and Burlington, Massachusetts facilities were recorded.

Interest expense for the first six months of 1996 increased $16.6 million over the first six months of 1995. The increase related to financing of $345 million for the Heath acquisition, issuance of $126 million of 6% SAILS, and higher working capital requirements in 1996. The greater portion of educational publishing in the business mix has heightened seasonal working capital requirements in the first half of the year, and increased the seasonality of the Company's business.

 The tax benefit for the six months ended June 30,1996 decreased $6.0 million over the comparable period from the prior year. The decrease is primarily due to a smaller operating loss offset somewhat by a 3% increase in the effective tax rate.


 Liquidity and Capital Resources
 -------------------------------

The seasonality of the Company's business has a significant effect on operating cash flow. In order to fund operating and investing activities through the middle of the third quarter, the Company issues short-term debt to supplement cash on hand at the beginning of each year.

During the six month period ended June 30, 1996, the Company used proceeds of $25.9 million from the sale of lNSO stock, and issued approximately $143.0 million of commercial paper to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments. The increase in working capital requirements compared to the prior year reflect the seasonal spending for inventory for 1996 publishing adoptions and the increased operational expenses incurred due to the Heath acquisition.

Net cash of $24.2 million was required for investing activities in the first half of 1996. Book plate expenditures of $30.3 million were incurred for new products to meet significant adoption opportunities over the next few years. In the first half of 1996, the Company also spent $15.2 million for publishing assets, including the final settlement for the Heath purchase and other products. In the six month period ended June 30, 1996, the Company received $25.9 million in proceeds from the sale of 537,500 shares of INSO common stock. The tax on this gain will be paid later in the year.

At June 30, 1996, total debt was $713.8 million consisting of approximately $143 million to support working capital requirements and the balance to finance prior acquisitions. The Heath acquisition was initially financed with the draw down of $345 million in credit facilities and cash on hand from the SAIL issuance. These borrowings were refinanced in the fourth quarter of 1995 with $200 million in proceeds from a five year credit facility and the issuance of $145 million in commercial paper. In March 1996, the Company completed the refinancing of the debt incurred in conjunction with the Heath acquisition with the issuance of $125 million of long-term debt and $100 million of medium-term notes. Proceeds from these issuances were used to repay $125 million of the commercial paper and $100 million of the five year credit facility drawn upon in conjunction with the Heath acquisition.

The Company currently expects that cash flow from operations for the full year 1996 and proceeds from the sale of INSO stock will be sufficient to cover investment activities and dividend payments as well as to repay by year end a portion of the debt outstanding at the beginning of 1996.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
Statements in this report that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to, (i) the seasonal and cyclical nature of the Company's educational sales; (ii) variable funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational materials and shifts in timing of purchases; (iii) changes in purchasing patterns in elementary, secondary, and college markets;
(iv) regulatory changes which would affect the purchase of educational materials and services; (v) strength of the retail market for general-interest publications and market acceptance of front-list titles and new electronic products; and (vi) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Stockholders' Meeting on April 24, 1996, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:



          Proposal # 1 - Election of Class I Directors for a three-year term:

                                                    Number of Shares
                                              Voted For              Against
                                             -------------------------------

          Joseph A. Baute                   11,777,208             332,360
          Nader F. Dareshori                11,766,466             343,102
          George Putnum                     11,779,174             330,394
          DeRoy C. Thomas                   11,775,571             333,997


          The following directors continued their term in office: James O. Freedman, Mrs. John V. Lindsay, Charles R. Longsworth, John F. Magee, Claudine B. Malone, Alfred L. McDougal, and Ralph Z. Sorenson.

          Proposal #2 - Ratification of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 1996.

                           For                    - 12,075,494
                           Against                -     19,007
                           Abstained              -     15,066

          Proposal #3 - Transaction of Other Business:

                           For                    - 9,222,525
                           Against                - 2,493,664
                           Abstained              -   393,379


  Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibit 27, Financial Data Schedule

    (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HOUGHTON MIFFLIN COMPANY
                                     ---------------------------
                                     Registrant


  Dated: August 14, 1996             /s/Gail Deegan
                                     ---------------------------
                                     Gail Deegan
                                     Executive Vice President,
                                     Chief Financial Officer, and Treasurer

  Dated: August 14, 1996             /s/Michael J. Lindgren
                                     ---------------------------
                                     Michael J. Lindgren
                                     Vice President, Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)

Exhibit No.        Description of Document          Page Number in This Report
- -----------        -----------------------          --------------------------

27                 Financial Data Schedule                   20 - 21