Form 10-Q
period 1996-09-30
HOUGHTON MIFFLIN CO
filed 1996-11-05
CIK 48638

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from July 1, 1996 to September 30, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission file number       1-5406
                       ---------------

                            HOUGHTON MIFFLIN COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                            04-1456030
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

  222 Berkeley Street, Boston                                   02116 - 3754
  ---------------------------                                   ------------
    (Address of principal                                        (Zip Code)
      executive offices)

                                  617-351-3500
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                       No
    ----------                      ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

         Class                         Outstanding at October 31, 1996
-------------------------------        -------------------------------
Common Stock, $1 par value                        14,632,860
Preferred Stock Purchase Rights                   14,632,860


                                     1 of 19

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                        Page No.

Part I. Financial Information

   Consolidated Condensed Balance Sheets
         September 30, 1996 and 1995 and December 31, 1995                3 - 4


   Consolidated Condensed Statements of Operations
         and Retained Earnings   --   Three and Nine
         Months Ended September 30, 1996 and 1995                         5 - 6


   Consolidated Condensed Statements of Cash Flows
         Nine Months Ended September 30, 1996 and 1995                        7

   Notes to Unaudited Consolidated Condensed
         Financial Statements                                            8 - 10


   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11 - 17


Part II.  Other Information

   Item 4. Submission of Matters to a Vote of
         Security Holders                                                    18

   Item 6. Exhibits and Reports on Form 8-K                                  18

         Signatures                                                          19

                           HOUGHTON MIFFLIN COMPANY

                    CONSOLIDATED CONDENSED BALANCE SHEETS
               SEPTEMBER 30, 1996, 1995, AND DECEMBER 31, 1995
                (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                               SEPTEMBER 30,   September 30,  December 31,
                                                   1996            1995          1995
                                               -------------   -------------  ------------

ASSETS
------

CURRENT ASSETS
     Cash and cash equivalents                 $   18,911        $ 95,480      $   16,701
     Marketable securities available
       for sale, at fair value                        611          14,420             604

     Accounts receivable                          308,875         249,865         204,542
       Less: allowance for book returns           (18,063)        (10,618)        (21,698)
                                               ----------        --------      ----------
                                                  290,812         239,247         182,844
     Inventories
       Finished goods                             125,488          79,852         120,120
       Work in process                             17,094           6,282           8,733
       Raw materials                                5,173           6,378          11,074
                                               ----------        --------      ----------
                                                  147,755          92,512         139,927

     Income taxes                                  23,727           8,334          28,472
     Prepaid expenses                               2,446           2,081           2,652
                                               ----------        --------      ----------

       Total current assets                       484,262         452,074         371,200

Property, plant and equipment,
  and book plates (net of accumulated
  depreciation and amortization of
  $140,291 in 1996, $107,798 in 1995
  and $123,891 at December 31, 1995)              109,369          70,443         123,100

Intangible assets, net                            484,595         118,748         474,751

Other assets                                       82,445          74,086          77,747
                                               ----------        --------      ----------

                                               $1,160,671        $715,351      $1,046,798
                                               ==========        ========      ==========







See accompanying notes to unaudited consolidated financial statements.

                           HOUGHTON MIFFLIN COMPANY


                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                 SEPTEMBER 30, 1996, 1995, AND DECEMBER 31, 1995
                                  (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30,   September 30,   December 31,
                                                         1996            1995           1995
                                                     -------------   -------------   -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
     Accounts payable                                 $   70,151        $ 65,591      $   94,556
     Commercial paper                                     76,488              --         144,612
     Royalties                                            35,326          30,116          40,140
     Salaries, wages, and commissions                     19,143          11,959          18,751
     Income taxes payable                                 39,309          25,708              --
     Other accrued expenses                               31,072          25,695          44,673
                                                      ----------        --------      ----------
       Total current liabilities                         271,489         159,069         342,732

Long-term debt                                           550,978         226,133         426,148
Accrued royalties                                          2,040           2,565           2,497
Other liabilities                                         17,582          14,529          15,192
Accrued post retirement medical benefits                  27,672          25,673          26,884

Stockholders' equity
     Preferred stock, $1 par value; 500,000
       shares authorized, none issued                         --              --              --
     Common stock, $1 par value; 70,000,000
       shares authorized; 14,758,726
       shares issued                                      14,759          14,759          14,759
     Capital in excess of par value                       35,645          31,655          29,973
     Retained earnings                                   281,945         283,634         228,528
                                                      ----------        --------      ----------
                                                         332,349         330,048         273,260
     Less:
     Notes receivable from purchase agreement             (5,840)         (5,744)         (5,821)
     Unearned compensation related to outstanding
       restricted stock                                   (1,716)           (139)           (349)
     Common shares held in treasury, at cost
       (131,772 shares in 1996 , 288,816
       shares in 1995 and 273,681 shares
       at December 31, 1995)                              (2,796)         (6,115)         (5,795)
     Benefits trust assets, at market                    (31,087)        (30,668)        (27,950)
                                                      ----------        --------      ----------

          Total stockholders' equity                     290,910         287,382         233,345

                                                      ----------        --------      ----------
                                                      $1,160,671        $715,351      $1,046,798
                                                      ==========        ========      ==========





See accompanying notes to unaudited consolidated financial statements.

                           HOUGHTON MIFFLIN COMPANY

                     CONSOLIDATED CONDENSED STATEMENTS OF
                       OPERATIONS AND RETAINED EARNINGS
                THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
              (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                           1996          1995
                                                         --------      --------

Net sales by industry segment:
     Educational publishing                              $334,229      $240,495
     General publishing                                    22,440        27,398
                                                         --------      --------
                                                          356,669       267,893

Costs and expenses:
     Cost of sales                                        136,842       101,929
     Selling and administrative                            90,711        66,879
                                                         --------      --------
                                                          227,553       168,808

                                                         --------      --------
Operating income                                          129,116        99,085

Other income (expense):
     Gain on equity transactions of INSO Corporation           --        15,001
     Gain on sale of INSO Corporation common stock          9,596            --
     Net interest expense                                 (11,327)       (2,718)
     Equity in earnings of INSO Corporation                 1,280           713
                                                         --------      --------
                                                             (451)       12,996

                                                         --------      --------
Income before taxes                                       128,665       112,081

Income tax provision                                       52,618        44,011
                                                         --------      --------

Net income                                                 76,047        68,070

Retained earnings at beginning of period                  209,247       219,074

Valuation allowance on noncurrent marketable
     equity securities                                         --          (193)

Dividends declared                                         (3,349)       (3,317)

                                                         --------      --------
Retained earnings at end of period                       $281,945      $283,634
                                                         ========      ========


Net income per common share                              $   5.45      $   4.93

Average number of common shares                            13,946        13,817

Cash dividends paid per common share                     $  0.240      $  0.240




See accompanying notes to unaudited consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY

                     CONSOLIDATED CONDENSED STATEMENTS OF
                       OPERATIONS AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                           1996          1995
                                                         --------      --------

Net sales by industry segment:
     Educational publishing                              $536,376      $356,671
     General publishing                                    61,342        66,382
                                                         --------      --------
                                                          597,718       423,053

Costs and expenses:
     Cost of sales                                        271,323       197,625
     Selling and administrative                           222,607       153,939
     Special charges                                           --         7,033
                                                         --------      --------
                                                          493,930       358,597

                                                         --------      --------
Operating income                                          103,788        64,456

Other income (expense):
     Gain on equity transactions of INSO Corporation           --        15,001
     Gain on sale of INSO Corporation common stock         32,546            --
     Net interest expense                                 (31,593)       (6,396)
     Equity in earnings of INSO Corporation                 2,170           273
                                                         --------      --------
                                                            3,123         8,878

                                                         --------      --------
Income before taxes                                       106,911        73,334

Income tax provision                                       43,480        28,900
                                                         --------      --------

Net income                                                 63,431        44,434

Retained earnings at beginning of period                  228,528       248,828

Valuation allowance on noncurrent marketable
     equity securities                                         --          (101)

Dividends declared                                        (10,014)       (9,527)

                                                         --------      --------
Retained earnings at end of period                       $281,945      $283,634
                                                         ========      ========


Net income per common share                              $   4.56      $   3.22

Average number of common shares                            13,913        13,805

Cash dividends paid per common share                     $  0.720      $  0.690




See accompanying notes to unaudited consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                             (UNAUDITED; IN THOUSANDS)

                                                                    1996          1995
                                                                    ----          ----

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income                                                  $  63,431     $  44,434
     Adjustments to reconcile net income to
     net cash used in operating activities
           Gain on equity transactions of INSO Corporation              --       (15,001)
           Equity in (earnings) losses of INSO Corporation          (2,170)         (273)
           Depreciation and amortization                            66,526        35,767
           Gain on sale of INSO Corporation stock                  (32,546)           --

           Changes in operating assets and liabilities:
               Accounts receivable                                (107,968)     (108,484)
               Inventories                                          (7,827)      (30,851)
               Accounts payable                                    (24,403)       20,566
               Royalties                                            (7,476)       (7,986)
               Deferred and income taxes payable                    44,053        25,423
               Salaries, wages and commissions                         391        (1,675)
               Other, net                                           (2,425)       14,538
                                                                 ---------     ---------
               NET CASH USED IN OPERATING ACTIVITIES               (10,414)      (23,542)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Proceeds from the sales of INSO Corporation stock              36,663            --
     Book plate expenditures                                       (46,207)      (29,338)
     Acquisition of publishing assets                              (15,501)           --
     Property, plant and equipment expenditures                     (9,708)       (5,439)
     Marketable securities                                              (7)        2,401
     Sale of building and equipment                                     --         3,186
                                                                 ---------     ---------
               NET CASH USED IN INVESTING ACTIVITIES               (34,759)      (29,190)


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Dividends paid on common stock                                (10,014)       (9,527)
     Net payment of commercial paper                               (68,124)           --
     Proceeds from the issuance of long-term financing             224,785       126,643
     Payment of long-term financing                                (99,955)           --
     Purchase of common stock                                           --          (957)
     Exercise of stock options                                         919         1,928
     Other                                                            (228)         (247)
                                                                 ---------     ---------

               NET CASH PROVIDED BY FINANCING ACTIVITIES            47,383       117,840

Increase in cash and cash equivalents                                2,210        65,108
Cash and cash equivalents at beginning of period                    16,701        30,372
                                                                 ---------     ---------
Cash and cash equivalents at end of period                       $  18,911     $  95,480
                                                                 =========     =========

Supplementary disclosure of cash flow information:
     Income taxes paid                                           $   5,235     $   3,453
     Interest paid                                               $  27,292     $   5,379




See accompanying notes to unaudited consolidated financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  (1) Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated condensed financial statements of Houghton Mifflin Company and its subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

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

                (In millions, except                   Nine Months Ended
                 per share amounts)                    September 30, 1995
                 -------------------                   ------------------
                Net sales                                    $600.6

                Net income                                   $ 48.3

                Net income per share                         $ 3.50


      The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Heath acquisition been consummated as of the assumed date, nor are they necessarily indicative of future results of operations.

  (3) INSO Corporation
      ----------------

      In March 1994, the Company spun-off its former Software Division in an initial public offering. The equity interest in INSO Corporation ("INSO") , the successor company, was approximately 40% after the offering. The Company's recognition of earnings from its investment in INSO is based upon the equity method of accounting.

      In the nine month period ended September 30, 1996, the Company received $36.7 million in proceeds from the sale of 737,500 shares of INSO common stock. As a result of the sale the Company recorded a gain of approximately $32.5 million ($18.8 million after-tax) or $1.35 per share. The proceeds from this sale were used to fund seasonal working capital requirements. The Company's equity ownership in INSO, after the sale of common stock, is approximately 30%. A portion of the remaining INSO shares may be sold by the Company, subject to certain restrictions, as market conditions and events warrant.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

  (4) Intangible Assets
      -----------------


      Intangible assets consist of the following (in thousands):


                                          September 30,           December 31,
                                      1996            1995            1995
                                    ------------------------------------------

          Goodwill                  $502,183        $113,268        $473,786
          Publishing rights           16,638          15,520          18,523
          Other                        4,000           5,731           5,891

          Less:
          accumulated                (38,226)        (15,771)        (23,449)
             amortization
                                    ------------------------------------------
          Total                     $484,595        $118,748        $474,751
                                    ==========================================




      The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company will adjust the book value of the intangible asset to the undiscounted net cash flow amount.


  (5) Subsequent Events
      -----------------

      The Board of Directors, at its October 30, 1996 meeting, declared a quarterly dividend of $0.24 per share, payable on November 27, 1996, to shareholders of record on November 13, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
---------------------
Third Quarter 1996 versus Third Quarter 1995
--------------------------------------------

Net sales for the quarter ended September 30, 1996 were $356.7 million, an increase of 33% from the $267.9 million reported in the third quarter of 1995. Consolidated net income was $76.0 million, or $5.45 per share, for the quarter ended September 30, 1996, compared to consolidated net income of $68.1 million, or $4.93 per share, for the same period in 1995. The Company recorded a gain of approximately $9.6 million ($5.6 million after-tax), or $0.40 per share, in the third quarter of 1996 on the sale of 200,000 shares of INSO Corporation ("INSO") common stock. The Company recorded a gain of approximately $15.0 million ($8.9 million after-tax), or $0.64 per share, in the third quarter of 1995, representing the increase in its equity in the net assets of INSO as a result of INSO completing a public offering of 600,000 shares of common stock.

Excluding these non-recurring items, net income for the third quarter of 1996 would have been $70.4 million, or $5.05 per share, compared to net income of $59.2 million, or $4.29 per share, for the third quarter of 1995.

Net sales of $334.3 million from the educational publishing segment in the third quarter of 1996 increased $93.8 million, or 39%, from last year's third quarter net sales of $240.5 million. Results for the third quarter of 1995 included $20 million of sales which had been delayed from the second quarter due to distribution problems. Net sales increased primarily due to the addition of Heath titles and new product offerings, despite limited adoption opportunities in 1996. Strong sales have been experienced for the School Division's reading program, Invitations to Literacy[Copyright] 1996, which captured a significant market share in the two largest reading adoption opportunities in 1996 and did extremely well in open territories, winning some of the largest adoptions. McDougal Littell's secondary school literature program, The Language of Literature[Copyright] 1997, and other programs achieved major successes in the market this year, gaining significant market share in two adoption states and in numerous open territories. Driven by the addition of Heath products, College Division's net sales rose 63% in the third quarter to $63.3 million from $38.9 million in the third quarter of 1995. Due to higher sales of custom products, Riverside Publishing Company reported higher net sales than in the third quarter of 1995 and Great Source, the Company's supplemental products publishing division, achieved substantial revenue growth.

Net sales of $22.4 million from the general publishing segment decreased $5.0 million, or 18%, from last year's third quarter net sales of $27.4 million. The decrease is a result of a change in strategy and lower frontlist sales compared to 1995. The new strategy being implemented will continue to curtail some revenue streams, resulting in lower revenues. The new strategy will not contribute significantly to this segment's results before 1998. General publishing sales also include sales of $0.9 million from Houghton Mifflin Interactive's (HMI) products, which have won market recognition, and include four new products introduced in the third quarter. HMI began shipping product in the fourth quarter of 1995.

Operating income for the third quarter of 1996 was $129.1 million, a $30.0 million increase from last year's third quarter operating income of $99.1 million. Improved profitability from the educational publishing business and economies of scale due to the Heath acquisition contributed to the increase. Plate amortization was significantly higher, $26.9 million versus $14.5 million, in the third quarter of 1996 and 1995, respectively, reflecting the addition of Heath titles and investment in new products to meet adoption opportunities in 1997 and beyond. The higher plate amortization results in cost of sales as a percent of net sales increasing slightly from 38% to 38.4% for the same period in 1995. Goodwill amortization of $6.7 million in the third quarter was $4.8 million higher than last year, reflecting the Heath acquisition. Excluding goodwill, selling and administrative expenses decreased as a percent of sales to 23.6% versus 24.3% in the third quarter in 1995.

Net interest expense for the third quarter of 1996 increased $8.6 million to $11.3 million from the same period in 1995. Approximately $7.7 million of the increase related to the financing of the Heath acquisition, and the balance of the increase reflected higher working capital requirements in 1996. Seasonal working capital requirements reach a peak in the third quarter of the year, but as receivables are collected in the third and early fourth quarters of the year, seasonal borrowings are repaid.

The provision for taxes for the third quarter of 1996 increased $8.6 million over the third quarter of 1995. The increase is primarily due to higher operating income and a higher effective tax rate. The effective tax rate increased to 40.9% in the third quarter of 1996, from 39.3% in the same period of 1995. In the third quarter of 1996, the tax rate was adjusted on operating income to 40.3% from 42% used in the first two quarters to reflect the spread of certain fixed nondeductible tax costs over significantly higher 1996 taxable income resulting from the sale of INSO shares.

Results of Operation:
--------------------
Nine Months Ended September 30, 1996 and 1995
---------------------------------------------


Net revenues for the nine months ended September 30, 1996 were $597.7 million, or 41% higher than the $423.1 million recorded from the same period in 1995. Consolidated net income was $63.4 million, or $4.56 per share, for the nine months ended September 30, 1996, compared to a net income of $44.4 million, or $3.22 per share, for the same period in 1995. The Company recorded a gain of approximately $32.5 million ($18.8 million after-tax), or $1.35 per share, in the nine months ended September 30, 1996, on the sale of 737,500 shares of INSO common stock. In addition, a one time charge related to the equity investment in INSO of $1.4 million ($0.8 million after-tax), or $0.06 per share was recorded. Net income in 1995 included a gain of approximately $15.0 million ($8.9 million after-tax), or $0.64 per share, representing the increase in the Company's equity in net assets of INSO, special charges of $7.0 million ($4.3 million after-tax), or $0.31 per share, relating to the outsourcing of distribution operations and one time charges related to the Company's investment in INSO of $2.2 million , or $0.16 per share.

Excluding these non-recurring items, net income for the first nine months of 1996 was $45.4 million, or $3.27 per share, compared to a net income of $42.0 million, or $3.05 per share, for the first nine months of 1995.

Net sales of $536.4 million for the educational publishing segment in 1996 increased by $179.7 million, or 50%, from the same period in 1995. This increase primarily reflected the impact of the addition of Heath titles and new product offerings.

General publishing net sales of $61.3 million in 1996 decreased $5.0 million, or 8%, from the same period in 1995. The decrease is attributable to the change in strategy, lower frontlist sales, and the sale of publishing rights in 1995 offset somewhat by $2.3 million in sales in 1996 from Houghton Mifflin Interactive which recorded no sales until the fourth quarter of 1995.

The Company's operating income was $103.8 million for the nine months ended September 30, 1996 compared to $64.5 million for the comparable period in 1995. Improved profitability from the educational publishing business and economies of scale due to the Heath acquisition contributed to the increase. Cost of sales declined as a percent of net sales, despite higher plate amortization for the nine months of 1996 relating to the addition of Heath titles and investment in new products to meet adoption opportunities in 1997 and beyond. Selling and administrative expenses increased as a percent of sales to 37%, versus 36% for the nine months ended 1996 and 1995, respectively, due mainly to the increase in goodwill amortization of $14.1 million in 1996, from the same period in 1995, due to the Heath acquisition. Excluding goodwill, selling and administrative expenses decreased as a percent of sales, primarily reflecting efficiencies associated with the Heath acquisition. In the second quarter of 1995, special charges of $7.0 million related to the costs of outsourcing the distribution process at the Geneva, Illinois and Burlington, Massachusetts facilities were recorded.

Interest expense for the first nine months of 1996 increased $25.2 million over the first nine months of 1995. Approximately $21 million of the increase related to the financing of the Heath acquisition, and the balance of the increase reflected higher working capital requirements in 1996. The greater portion of educational publishing in the business mix has heightened seasonal working capital requirements and increased the seasonality of the Company's business.

The provision for taxes for the nine months ended September 30, 1996 increased $14.6 million over the same period in 1995. The increase is primarily due to a higher operating profit and a higher effective tax rate, which increased to 40.7% from 39.4% for the nine months ended September 30, 1996 and 1995, respectively. The higher effective tax rate is in part due to providing tax on the equity in earnings of INSO in 1996.

Liquidity and Capital Resources
-------------------------------

The seasonality of the Company's business has a significant effect on operating cash flow. In order to fund operating and investing activities through the third quarter, the Company issues short-term debt to supplement cash on hand at the beginning of each year.

During the nine month period ended September 30, 1996, the Company used proceeds of $36.7 million from the sale of INSO stock and issued approximately $56.7 million of commercial paper to cover its seasonal working capital needs and to fund publishing and capital investments.

Cash used in operating activities was $10.4 million in 1996. Net earnings from operations after non-cash adjustments provided cash of $95.2 million, while changes in working capital, primarily due to an increase in accounts receivable, and other items used cash in the amount of $105.6 million.

Net cash of $34.8 million was required for investing activities in the first nine months of 1996. Book plate expenditures of $46.2 million were incurred for new products to meet significant adoption opportunities over the next several years. In the first nine months of 1996, the Company also spent $15.5 million for publishing assets, which included the final settlement for the Heath purchase and other products. In the nine month period ended September 30, 1996, the Company received $36.7 million in proceeds from the sale of 737,500 shares of INSO common stock. The tax on this gain will be paid later in the year.


At September 30, 1996, total debt was $627.5 million consisting of approximately $56.5 million to support working capital requirements and the balance to finance prior acquisitions. The Heath acquisition was initially financed with the draw down of $345 million in credit facilities and cash on hand from the Stock Appreciation Income Linked Securitied ("SAIL") issuance. These borrowings were refinanced in the fourth quarter of 1995 with $200 million in proceeds from a five year credit facility and the issuance of $145 million in commercial paper. In March 1996, the Company completed the refinancing of the debt incurred in conjunction with the Heath acquisition with the issuance of $125 million of long-term debt and $100 million of medium-term notes. Proceeds from these issuance's were used to repay $125 million of the commercial paper and $100 million of the five year credit facility drawn upon in conjunction with the Heath acquisition.


The Company currently expects that cash flow from operations for the full year 1996 and proceeds from the sale of INSO stock will be sufficient to cover investment activities and dividend payments as well as to repay by yearend a portion of the debt outstanding at the beginning of 1996.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
Statements in this report that are not historical facts may be forward-looking statements that are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to, (i) the seasonal and cyclical nature of the Company's educational sales; (ii) variable funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational materials and shifts in timing of purchases; (iii) changes in purchasing patterns in elementary, secondary, and college markets;
(iv) regulatory changes which would affect the purchase of educational materials and services; (v) strength of the retail market for general-interest publications and market acceptance of frontlist titles and new electronic products; and (vi) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

                                        HOUGHTON MIFFLIN COMPANY
                                        ----------------------------------------
                                        Registrant


    Dated:  November 5,1996             /s/ Gail Deegan
                                        ----------------------------------------
                                        Gail Deegan
                                        Executive Vice President,
                                        Chief Financial Officer, and Treasurer


    Dated:  November 5, 1996            /s/ Michael J. Lindgren
                                        ----------------------------------------
                                        Michael J. Lindgren
                                        Vice President, Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)

Exhibit No.     Description of Document             Page Number in This Report
-----------     -----------------------             --------------------------

    27          Financial Data Schedule                       21 - 22