Form 10-K
period 1996-12-31
HOUGHTON MIFFLIN CO/FA
filed 1997-03-25
CIK 48638

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996            Commission file number
                                                                          1-5406


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from      to
                                --------------

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

       Registrant's telephone number, including area code (617) 351-5000
                                --------------
          Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
      Title of each class             on which registered
---------------------------------   -------------------------
  Common Stock, $1 par value        New York Stock Exchange
 Preferred Stock Purchase Rights

         Securities registered pursuant to Section 12(g) of the Act: None
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X [ ] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


     The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $816,390,025 as of February 28, 1997.


     The registrant had outstanding 14,843,455 shares of common stock (exclusive of Treasury shares) and 14,843,455 Preferred Stock Purchase Rights as of February 28, 1997.

                                --------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1997 Annual Meeting of Stockholders are incorporated into Part III.

--------------------------------------------------------------------

                           HOUGHTON MIFFLIN COMPANY
                               TABLE OF CONTENTS
                                   FORM 10-K
                                    Part I

                                                                                             Page
                                                                                             ------
Item 1.       Business  ..................................................................      1
Item 2.       Properties   ...............................................................      3
Item 3.       Legal Proceedings  .........................................................      3
Item 4.       Submission of Matters to a Vote of Securities Holders  .....................      4
                                              Part II
Item 5.       Market for the Company's Common Stock and Related Stockholder Matters    ...      5
Item 6.       Selected Financial Data  ...................................................      6
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations   ...............................................................      7
Item 8.       Consolidated Financial Statements and Supplementary Data  ..................     12
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure   ...............................................................     34
                                              Part III
Item 10.      Directors and Executive Officers of the Company  ...........................     34
Item 11.      Executive Compensation   ...................................................     34
Item 12.      Security Ownership of Certain Beneficial Owners and Management  ............     34
Item 13.      Certain Relationships and Related Transactions   ...........................     34
                                              Part IV
Item 14.      Exhibits, Financial Statements and Schedule, and Reports on Form 8-K  ......     34
              Index to Consolidated Financial Statements and Financial Schedules    ......     34
              Financial Statement Schedule   .............................................     34
              Signatures   ...............................................................     36
              Index to Exhibits  .........................................................     37


     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled " 'Safe Harbor' Statement under Private Securities Litigation Reform Act of 1995" on page 11 of this Form 10-K.

                                    PART I

Item 1. Business

(a) Description of Business

     Houghton Mifflin Company (the "Company") was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. The Company has three significant subsidiaries: McDougal Littell Inc., Evanston, Illinois, publishes educational materials for the secondary school market; The Riverside Publishing Company, Chicago, Illinois, publishes assessment materials for the educational and clinical testing markets; and Great Source Education Group, Inc., Wilmington, Massachusetts, publishes supplementary instructional material for the elementary and secondary school markets. The Company's principal business is publishing, and its operations are classified into two industry segments: (1) textbooks and other educational materials and services for the school and college markets; and
(2) general publishing, including fiction, nonfiction, children's books, and dictionary and reference materials in a variety of formats and media. In this description of the Company's business, all subsidiaries are treated as part of the Company.


     In October 1995, the D.C. Heath and Company ("Heath") division of Raytheon Company was acquired in a purchase transaction for net cash consideration of $460.6 million. Heath is a publisher of textbooks and supplemental materials for the elementary and secondary school and college markets. Heath's operating results from the date of acquisition have been included in the educational publishing segment of the Company's consolidated financial statements.


     In March 1994, the Company's former Software Division successfully completed an initial public offering. The Company retained an equity interest in the successor company, INSO Corporation ("INSO"), of approximately 40%. In August 1995, INSO completed a new public offering of 1.2 million shares of common stock which reduced the Company's ownership interest to approximately 36%. INSO declared a stock split in the form of a 100% stock dividend to be paid in September 1995. All INSO share references have been restated to reflect the effects of the stock split. In 1996, the Company sold 770,000 shares of INSO common stock, reducing the Company's ownership interest to approximately 30%.

(b) Financial Information About the Industry Segments

     Financial information about the Company's industry segments is set forth in
Note 14 to the Consolidated Financial Statements (Part II, Item 8) under the heading "Segment Information" on page 31 herein, and in the schedule "Five-Year Financial Summary" on page 6 herein.

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

Textbooks and Other Educational Materials and Services

     This industry segment includes textbooks and instructional materials, materials for measuring achievement and aptitude, clinical/special needs assessment testing products, computer-assisted as well as computer-managed instructional programs on all educational levels, computer tools and operating systems for the college market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets in this segment are elementary and secondary schools and two- and four-year colleges. Major regional sales offices are located in Illinois, Texas, Georgia, Massachusetts, New Jersey, and California. The Company is required by certain states to use state textbook depositories for the distribution of educational materials. Textbooks and materials for the elementary school market are sold by the School Division; sales for the secondary school market are made by McDougal Littell Inc. ("McDougal"); sales of supplemental instructional material for the elementary and secondary school markets are made by Great Source Education Group, Inc. ("Great Source"); the educational and clinical testing materials markets are serviced by The Riverside Publishing Company ("Riverside"); and the two- and four-year higher education markets are serviced by the College Division. All operating divisions have their own dedicated sales forces. The distribution operations for the shipment of product components for the School Division, McDougal, Great Source, and College Division are from its two distribution facilities located in Indianapolis, Indiana and Geneva, Illinois.

General Publishing

     This industry segment includes trade books of fiction and nonfiction for adults and children, dictionaries, and other reference works. The principal markets for trade books and reference works in this segment are retail stores. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. In 1995 and 1994, book reprint rights were sold to paperback publishers, book clubs, and publishers in the U.S. and internationally. Reference and dictionary materials are also sold to schools, colleges, office supply distributors, and businesses. In 1995, the Trade & Reference Division ("Trade Division") announced the launch of a new imprint, "Houghton Mifflin Interactive," whose principal initiative is the development of CD-ROM titles for sale in the multimedia consumer product markets. These products are created from new and existing Houghton Mifflin titles, and include children's, reference and adult hobby titles. The Trade Division's publications are sold by its own sales force, as well as the Company's other divisional sales forces, commission agents, and wholesalers. Major corporate sales and support offices are maintained in Massachusetts and New York.

Company Business as a Whole

     The availability of printing and binding capacity and raw materials continued at satisfactory levels throughout the year. The Company is not dependent upon any one supplier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on page 7 herein.


     The Company's principal businesses are seasonal and consist of sales predominately to schools and colleges, with approximately 70% of sales normally occurring in the second and third quarters as purchases are made for the school year which begins in September. Third-quarter results are material to the full-year performance of the Company, which realizes more than 40% of its net sales and a substantial portion of its net income during the third quarter. The acquisition of Heath has not materially changed the seasonal nature of the Company's net sales or operating profits. See "Summary of Quarterly Results of Operations (unaudited)" for the two-year period ended December 31, 1996, set forth on page 33 herein.


     Sales of educational materials are cyclical as a result of purchasing patterns that are based on both the academic year and the textbook adoption process. Approximately one-half of the United States school population adopts new elementary and secondary school textbooks on a statewide basis for a particular subject every five to seven years. Although 1996 was not a strong adoption year, it is expected that 1997 will offer greater sales opportunities due to an increase in the number of states expected to adopt elementary and secondary school products. The loss of a single customer or a few customers would not have a materially adverse effect on the business of the Company, but as discussed above, the timing of adoption opportunities may affect year-to-year revenue performance.


     The Company's products are sold in highly competitive markets due to the extensive consolidations that have occurred in the publishing industry in recent years. The major competitive factors in the industry are believed to be quality of product and customer service. The elementary and secondary school markets are concentrated in approximately 10 significant publishers; in the college book market the Company competes with 8 significant publishers. In the diverse trade and juvenile book markets, approximately 60% of the total industry sales is shared by 11 major publishers including Houghton Mifflin.


     At December 31, 1996, the Company employed approximately 2,420 people.

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

Item 2. Properties

     The Company's principal executive office is located at 222 Berkeley Street, Boston, Massachusetts.

     The following table describes the approximate building areas and principal uses of the significant operating properties of the Company and its subsidiaries at December 31, 1996. The Company believes that its owned and leased properties are suitable and adequate for its present and anticipated business needs, satisfactory for the uses to which each is put, and in general fully utilized.

                              APPROXIMATE AREA        PRINCIPAL USE                   SEGMENT USED
        LOCATION               IN SQUARE FEET           OF SPACE                           BY
---------------------------   -------------------   -------------------   --------------------------------------
Owned Premises
--------------------------
Geneva, Illinois                    486,000          Offices &             Textbooks and other educational
                                                     warehouse             materials; sales office
Palo Alto, California                17,000          Office                Textbooks and other educational
                                                                           materials; sales office
Indianapolis, Indiana               503,000          Offices &             Textbooks and other educational
                                                     warehouse             materials
Leased Premises
--------------------------
Boston, Massachusetts               301,000          Executive &           (1) Textbooks and other
 222 Berkeley Street/                                business offices      educational materials and services,
 500 Boylston Street                                                       (2) General publishing, and
                                                                           (3) Corporate headquarters
Batavia, Illinois                   120,000          Offices &             Textbooks and other educational
                                                     warehouse             materials and services
Itasca, Illinois                     75,000          Offices               Textbooks and other educational
                                                                           materials and services, sales office
Dallas, Texas                        70,000          Offices &             Textbooks and other educational
                                                     warehouse             materials and services; sales office
Evanston, Illinois                   62,000          Offices               Textbooks and other educational
                                                                           materials; sales office
Wilmington, Massachusetts            41,000          Offices               Educational materials and services;
                                                                           corporate support; sales office
Atlanta, Georgia                     31,000          Offices &             Textbooks and other educational
                                                     warehouse             materials; sales office
New York, New York                   30,000          Offices               General publishing; sales office
St. Charles, Illinois                14,000          Offices               Textbooks and other educational
                                                                           materials; sales office
Somerville, Massachusetts            12,000          Offices               General publishing; sales office
Princeton, New Jersey                 5,700          Offices               Textbooks and other educational
                                                                           materials; sales office


     The years of expiration on leased premises are as follows:

Boston, Massachusetts        2007
Batavia, Illinois            2006
Itasca, Illinois             2006
Dallas, Texas                2005
Evanston, Illinois           2004
Wilmington, Massachusetts    2005
Atlanta, Georgia             1999
New York, New York           2004
St. Charles, Illinois        2006
Somerville, Massachusetts    1999
Princeton, New Jersey        1999

Item 3. Legal Proceedings

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

Executive Officers of the Company

                                                                                                  Other
                                                                                    Office       positions
                           Age at                                                   held         with the
Name                       2/28/97                     Office                       since         Company
----------------------   ------------   ---------------------------------------   -----------   -----------
Nader F. Darehshori       60             Chairman, President, and                  1991          Director
                                         Chief Executive Officer
Albert Bursma, Jr.        59             Executive Vice President; President,      1995          --
                                         Great Source Education Group, Inc.
Gail Deegan               50             Executive Vice President, Chief           1996          --
                                         Financial Officer, and Treasurer
Margaret M. Doherty       58             Senior Vice President, Human              1994          --
                                         Resources
Elizabeth L. Hacking      55             Senior Vice President, Strategic          1993          --
                                         Development
Michael J. Lindgren       39             Vice President, Controller                1994          --
Julie A. McGee            54             Executive Vice President; President,      1995          --
                                         McDougal Littell Inc.
Mark Mooney               44             Senior Vice President, Chief              1997          --
                                         Technology Officer
John H. Oswald            47             Executive Vice President; President,      1992          --
                                         The Riverside Publishing Company
Conall E. Ryan            39             Senior Vice President; President,         1997          --
                                         Houghton Mifflin Interactive
                                         Corporation
Gary L. Smith             52             Senior Vice President,                    1991          --
                                         Administration
June Smith                53             Executive Vice President, College         1994          --
                                         Division
Wendy Strothman           46             Executive Vice President, Trade &         1996          --
                                         Reference Division
Paul D. Weaver            54             Senior Vice President, Clerk,             1989          --
                                         Secretary and General Counsel
William J. Wisneski       50             Executive Vice President, School          1992          --
                                         Division

     Below is a brief account of the business experience of each executive officer during the past five years. Each executive officer has been employed by the Company for more than five years with the exception of Mr. Bursma, Ms. Deegan, Mr. Lindgren, Ms. McGee, Mr. Mooney, Mr. Oswald, Mr. Ryan, Ms. Smith, and Ms. Strothman.

Nader F. Darehshori

1991--Chairman, President, and Chief Executive Officer

Albert Bursma, Jr.

1995--Executive Vice President; President, Great Source Education Group, Inc.*

1994--Executive Vice President, D.C. Heath and Company; President, School
     Division (D.C. Heath and Company was a publisher not affiliated with the Company prior to its acquisition on October 31, 1995.)


Gail Deegan

1996--Executive Vice President, Chief Financial Officer, and Treasurer

1995--Senior Vice President, Regulatory and Government Affairs, NYNEX

1994--Vice President and Chief Financial Officer, New England Telephone, a wholly-owned subsidiary of NYNEX

Margaret M. Doherty

1994--Senior Vice President, Human Resources

Elizabeth L. Hacking

1993--Senior Vice President, Strategic Development

1993--Vice President, Strategic Development

1992--Vice President, Higher Education Planning, Research, and Development,
     College Division

Michael J. Lindgren

1995--Vice President, Controller

1994--Vice President and Controller

1994--Divisional Vice President and Controller
1993--Director of Planning & Analysis, ITT Sheraton

1992--Director of Accounting and Management Reporting, ITT Sheraton (ITT
     Sheraton is a hotel and real estate subsidiary of ITT Corporation, primarily an insurance and financial services holding company not affiliated with the Company)


Julie A. McGee

1995--Executive Vice President; President, McDougal Littell Inc.*

1994--Senior Vice President

1994--President, McDougal Littell/Houghton Mifflin Inc.*

1991--President, McDougal, Littell & Company (McDougal, Littell & Company was a publisher not affiliated with the Company prior to its acquisition on March 1, 1994.)


Mark Mooney

1997--Senior Vice President, Chief Technology Officer

1996--Vice President, Director of Information Technology, The Bureau of National
     Affairs

1992--Director of Information Services, The Bureau of National Affairs

John H. Oswald

1993--Executive Vice President; President, The Riverside Publishing Company*

1992--President, The Riverside Publishing Company*

1992--Vice President

1991--Executive Vice President for Sales, Customer Service, and Operations for
     The Psychological Corporation of Harcourt Brace Jovanovich, Inc. (a publisher not affiliated with the Company)


Conall E. Ryan

1997--Senior Vice President; President, Houghton Mifflin Interactive Corporation

1996--President, Houghton Mifflin Interactive Corporation

1995--Corporate Vice President, Houghton Mifflin Interactive

1994--Director, New Media, Trade and Reference Division, and Chairman, On
     Technology Corporation; Vice President, Publishing for Knowledge Adventure (a publisher not affiliated with the Company)

1990--President, Chief Executive Officer, On Technology, Inc. (renamed On
     Technology Corporation in 1993)

Gary L. Smith

1991--Senior Vice President, Administration

June Smith

1994--Executive Vice President, College Division

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

William J. Wisneski

1992--Executive Vice President, School Division

1991--Senior Vice President; President, The Riverside Publishing Company*

* A subsidiary of the Company

                                    PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

     The Company's common stock is traded on the New York Stock Exchange. As of February 28, 1997, the approximate number of holders of common stock of the Company was 5,140.

     Information about stock prices and dividends paid per share is set forth under the heading "Stock Prices and Dividends Paid Per Share" presented below:

                           HOUGHTON MIFFLIN COMPANY

             Stock Prices and Dividends Paid Per Share (Unaudited)

                                         1996                                  1995
                          ------------------------------------- -------------------------------------
                                                  Dividend                              Dividend
                           High        Low          Paid         High        Low         Paid
                          ---------   ---------   -----------   ---------   ---------   ----------
First Quarter    ......    $45.38      $40.50       $0.240       $47.13      $39.75       $0.225
Second Quarter   ......     49.75       42.38        0.240        54.75       45.88        0.225
Third Quarter    ......     50.50       46.13        0.240        52.88       44.88        0.240
Fourth Quarter   ......     56.63       45.38        0.240        46.75       39.63        0.240
                                                    -------                               -------
Year    ...............                             $0.960                                $0.930
                                                    =======                               =======

Item 6. Selected Financial Data

   The response to this item is set forth below under the heading "Five-Year
                         Financial Summary."

                            HOUGHTON MIFFLIN COMPANY
                          Five-Year Financial Summary

(In thousands of dollars, except per share amounts)
(Unaudited) Years ended December 31,                      1996           1995           1994          1993         1992
                                                        ------------   ------------   -----------   -----------   ----------
OPERATING RESULTS
Net sales                                                $ 717,863      $ 529,022      $483,076      $462,969     $454,706
Operating income (loss)                                     87,382        (13,095)       53,464        51,370       44,310
Net interest expense                                        40,875         13,008         6,509         2,347        2,339
Gain on sale of INSO Corporation
 common stock                                               34,261             --            --            --           --
One-time acquisition charges, INSO
 Corporation                                               (11,698)        (2,200)           --            --           --
Gain on equity transactions of INSO
 Corporation and sale of interest in
 Software Division                                              --         13,102        36,212            --           --
Loss on disposition of foreign
 publishing operations                                          --             --            --            --      (13,527)
Income (loss) before taxes, extra-
 ordinary item and accounting change                        73,953        (11,444)       85,140        49,023       28,444
Cumulative effect of accounting
 changes                                                        --             --            --            --      (14,657)
Net income (loss)                                           43,622         (7,243)       51,191        30,371        4,414
----------------------------------------------------     ---------      ---------      ---------     ---------    --------
PER COMMON SHARE
Net income (loss) per share of common stock              $    3.13      $   (0.52)     $   3.70      $   2.20     $   0.31
Dividends declared per share                                  0.96           0.93          0.87          0.83         0.79
Book value                                                   19.40          16.89         17.74         16.15        14.52
Stock price--High                                            56.63          54.75         53.00         50.38        39.88
             Low                                             40.50          39.63         36.13         36.38        26.63
             Close                                           56.63          43.00         45.38         48.63        39.88
---------------------------------------------            ---------      ---------      ---------     ---------    --------
FINANCIAL DATA
Total assets                                            $1,006,442     $1,046,449      $497,266      $398,086     $371,421
Long-term debt less current portion                        500,999        426,148        99,445        26,438       52,608
Additions to book plates and property,
 plant, and equipment                                       74,943         54,278        33,720        36,524       38,186
Dividends paid                                              13,371         12,845        12,026        11,475       11,037
Average number of shares available for
 earnings per share (in thousands)                          13,933         13,812        13,822        13,823       14,029
----------------------------------------------------     ---------      ---------      ---------     ---------    --------
Net Sales--Classes of Similar Products
Textbooks and other educational
 materials and services
  School publishing                                      $ 497,709      $ 359,523      $303,370      $267,106     $272,289
  College publishing                                       138,346         82,277        84,057        90,092       81,212
                                                         ---------      ---------      ---------     ---------    --------
                                                           636,055        441,800       387,427       357,198      353,501
  General publishing                                        81,808         87,222        95,649       105,771      101,205
                                                         ---------      ---------      ---------     ---------    --------
                                                         $ 717,863      $ 529,022      $483,076      $462,969     $454,706
                                                         =========      =========      =========     =========    ========

     In 1996, the Company recorded a gain of $34.3 million ($19.9 million after-tax), or $1.43 per share, on the sale of 770,000 shares of INSO common stock. In 1996, the Company recorded a one-time acquisition charge of $11.7 million ($7.2 million after-tax), or $0.52 per share, of special charges relating to its the investment in INSO, resulting from INSO's acquisition of ImageMark Software Labs, Inc. and Electronic Book Technologies, Inc. In 1995, there was a $2.2 million charge, or $0.16 per share, relating to its investment in INSO resulting from INSO's acquisition of Systems Compatibility Corporation.


     In October 1995, the Company completed the acquisition of Heath from Raytheon Company in a purchase transaction (See Note 2). As a result, certain charges of $49.3 million ($30.0 million after-tax), or $2.17 per share, associated with the integration of the Heath business were recorded in 1995.


     A gain of $13.1 million ($7.8 million after-tax), or $0.56 per share, was recognized in 1995 in connection with an additional public offering of 1.2 million shares made by INSO. In 1994, the Company recognized a gain of $36.2 million ($22.8 million after-tax), or $1.65 per share, in connection with the initial public offering of INSO, the successor company to the former Software Division.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Years Ended December 31, 1996.


     The consolidated net income in 1996 was $43.6 million, or $3.13 per share, compared to a consolidated net loss in 1995 of $7.2 million, or $0.52 per share. The Company recorded a gain of approximately $34.3 million ($19.9 million after-tax), or $1.43 per share, in 1996 on the sale of 770,000 shares of INSO common stock. Included in 1996's results were one-time acquisition charges of $11.7 million ($7.2 million after-tax), or $0.52 per share, related to INSO's acquisition of ImageMark Software Labs, Inc. and Electronic Book Technologies, Inc. Included in 1995's results were special charges of $49.3 million ($30.0 million after-tax), or $2.17 per share, related to the integration of the Heath operation, $7.0 million ($4.3 million after-tax), or $0.31 per share, related to the outsourcing of distribution operations, and charges of $2.2 million, or $0.16 per share, related to INSO's acquisition of Systems Compatibility Corporation. The 1995 results also include a gain of $13.1 million ($7.8 million after-tax), or $0.56 per share, for the sale of additional common shares by INSO, and a gain of $3.8 million ($2.3 million after-tax), or $0.17 per share, on the sale of the Burlington, Massachusetts distribution facility. Consolidated net income in 1994 was $51.2 million, or $3.70 per share. Included in 1994 results were a gain of $36.2 million ($22.8 million after-tax), or $1.65 per share, recognized in connection with the public offering by the former Software Division, INSO, a special charge of $6.5 million ($4.0 million after-tax), or $0.29 per share, for restructuring, and an extraordinary item of $1.2 million, or $0.09 per share, related to the early extinguishment of long-term debt.


     Excluding these non-recurring items, net income for 1996 would have been $30.9 million, or $2.22 per share, compared to net income of $19.2 million, or $1.39 per share in 1995, and $33.6 million, or $2.43 per share in 1994.


     Net sales in 1996 increased $188.9 million, or 36%, to $717.9 million from 1995 net sales of $529.0 million. The educational publishing segment's net sales of $636.1 million in 1996 increased by $194.3 million, or 44.0%, from 1995 net sales of $441.8 million. The most significant factor in the net sales increase was the addition of Heath publications. The general publishing segment net sales decreased by $5.4 million, or 6.2%, to $81.8 million from 1995 net sales of $87.2 million. The decrease in net sales is primarily due to lower frontlist sales.


     Net sales in 1995 increased $45.9 million, or 9.5%, to $529.0 million from 1994 net sales of $483.1 million. The educational publishing segment's net sales increased by $54.4 million, or 14%, in 1995 from net sales of $387.4 million in 1994. The increase in revenues was primarily due to the increased adoption opportunities in 1995 and $17.8 million in incremental revenue as a result of the Heath acquisition. The general publishing segment net sales of $87.2 million in 1995 decreased $8.4 million, or 8.8%, from 1994 net sales of $95.6 million. The decrease in net sales for 1995 primarily resulted from the absence of sales from the former Software Division, lower distribution revenues, lower revenues from weaker frontlist titles, and additional provisions for book returns.


     The Company's operating income for 1996 was $87.4 million, an increase of $100.5 million from an operating loss of $13.1 million in 1995. Included in 1995's operating results were $56.3 million of special charges. During 1996, the Company experienced a significant improvement in operating results due to the increase in net sales and operating efficiencies achieved through the integration of Heath. Cost of sales declined to 46% of sales in 1996 from 51% in 1995 and selling and administrative, excluding goodwill amortization of $26.7 million and $10.6 million, declined to 38% from 39% in 1996 and 1995, respectively.


     The Company's operating loss for 1995 was $13.1 million compared to operating income of $53.5 million recorded in 1994. Included in these operating results were $56.3 million and $6.5 million of special charges for 1995 and 1994, respectively. The decrease in operating results was primarily due to increased develop-mental spending, incremental Heath operating losses, and higher distribution costs.

     The 1995 special charges included $49.3 million of charges related to the integration of the Heath operations and $7.0 million resulting from the decision to outsource the Company's distribution function. The charges related to Heath included $32.9 million for inventory and plate adjustments based on strategic decisions made and actions taken subsequent to the acquisition, $9.3 million for integration of administrative and sales functions, and $7.1 million for indirect costs of the acquisition. The distribution-related charges included $3.0 million for closing costs and the disposal of assets, $2.9 million for severance, and $1.1 million for consulting and inventory relocation.


     The 1994 special charges included $3.5 million for corporate and divisional staff reductions, $2.0 million for consolidation of Company-owned and leased facilities, and $1.0 million for disposal of assets.


     Net interest expense increased $27.9 million, or 214%, in 1996 mainly due to a full year of interest on the financing of the Heath acquisition and a full year of interest on $126.6 million of Stock Appreciation Income-
Linked Securities ("SAILS"). Approximately $22.8 million of the increase related to the full year of financing for the Heath acquisition, and the balance of the increase reflected a full year of interest on the SAILS and higher working capital requirements in 1996. Net interest expense increased $6.5 million in 1995 from $6.5 million reported in 1994 due to the $345 million of commercial paper and bank financing obtained for the Heath acquisition, the issuance of SAILS, and a full year of interest on the financing of the McDougal acquisition.



     The provision for taxes in 1996 increased $34.5 million over 1995. The increase is primarily due to higher operating income and a higher effective tax rate. The effective tax rate increased to 41% in 1996 from 37% in 1995. The increase reflects the spread of certain fixed non-deductible tax costs over significantly higher 1996 taxable income. The provision for taxes in 1995 decreased $36.9 million over 1994. The decrease was primarily due to lower operating income and a lower effective tax rate. The effective tax rate decreased to 37% in 1995 from 38% in 1994.

Textbooks and Other Educational Materials

     The educational publishing segment's net sales of $636.1 million in 1996 were $194.3 million higher than the $441.8 million in 1995, an increase of 44.0%. In elementary and secondary school publishing, the School Division and McDougal contributed an increase of $118.9 million, reflecting the addition of Heath publications and new programs. McDougal's language arts programs The Language of Literature (C) 1997 and The Writer's Craft (C) 1995 led the market in new business, as did the School Division's reading program Houghton Mifflin
Reading: Invitations to Literacy (C) 1996. Great Source, the supplemental publishing division created as a result of the Heath acquisition, reported substantially increased net sales primarily driven by its flagship product family, Write Source. Riverside reported a sales increase of 4.8% over 1995, winning a number of large state-wide testing contracts. The College Division reported net sales of $138.3 million, a 47.3% increase over 1995. The acquisition of Heath and a strong frontlist contributed to the revenue growth.


     The educational publishing segment's net sales of $441.8 million in 1995 were $54.4 million higher than the $387.4 million in 1994, an increase of 14.0%. In elementary and secondary school publishing, the School Division and McDougal contributed an increase of $35.8 million, reflecting the increase in adoption opportunities as well as the expected leverage from a dedicated secondary school sales force. Net sales of $17.8 million from Heath, acquired on October 31, 1995, also contributed to the increase. Riverside reported a sales increase of 4.7% over 1994. The College Division, in 1995, reported a 2.1% decrease in net sales from 1994.


     Operating income for the educational publishing segment increased $49.6 million, or 77.7%, to $113.4 million in 1996 from the $63.8 million reported in 1995. The resulting operating margin for 1996 increased to 17.8% from 14.4% in 1995. The increase in the operating margin is primarily due to the increase in net sales and operating efficiencies achieved through the integration of Heath. As a percent of sales, every category of operating expense except for plate and goodwill amortization and selling costs decreased from 1995, with the largest savings from editorial expense. Plate amortization increased, as expected, due to the development of elementary and secondary school programs to meet the adoption opportunities over the next three years. The increase in goodwill amortization expense is due to the acquisition of Heath. In 1996, the sales force was increased to ensure adequate market exposure of the expanded product lines due to the acquisition of Heath. In preparation for the greater number of statewide adoption opportunities in 1997, the Company's sampling expense increased year over year. Distribution expenses also declined as a percent of sales with economies of scale offsetting some additional costs incurred to improve customer service.

     Operating income for the educational publishing segment decreased $4.4 million in 1995, or 6.5%, to $63.8 million from the $68.2 million reported in 1994. The resulting operating margin for 1995 decreased to 14.4% from 17.6% in 1994. The decrease in the operating margin was primarily due to increased development spending, the incremental Heath operating losses, and higher distribution costs. Development spending for School and McDougal increased $15.4 million, or approximately 60%, reflecting the investment in new programs for adoption opportunities in 1997 through 1999. Programs under development included Houghton Mifflin Reading: Invitations to Literacy (C) 1996, Houghton Mifflin Social Studies (C) 1997, and McDougal's The Language of Literature (C) 1997. Selling and administrative costs increased approximately 9.5%, reflecting the incremental Heath costs and a full year of McDougal costs, including the intangible asset amortization. Additionally, outsourcing of distribution at the Geneva, Illinois, facility posed problems for the Company in 1995. Distribution costs increased $6.5 million in 1995 and service to the Company's customers was not acceptable. In February 1996, the Company announced that it was re-assuming control over the distribution function maintained at its Geneva, Illinois, facility.

General Publishing

     The general publishing segment reported 1996 revenue of $81.8 million, a 6.2% decline from the $87.2 million reported in 1995. The Trade Division's lower frontlist sales were the principal cause of the decline. In 1995, the Company reduced the number of titles to be published, which resulted in a smaller list of new titles in 1996. The Trade Division has implemented changes in its strategy in 1996, as a result of which some revenue streams will be curtailed, but new sources will be generated. The new strategy will not contribute significantly to this segment's results before 1998. Included in the results of this segment is Houghton Mifflin Interactive, which reported net sales of approximately $4 million. The general publishing segment's operating loss was $5.1 million in 1996 compared to an operating loss of $8.5 million in 1995. The 1995 results included a $7.5 million non-cash charge to increase reserves. In 1996, declining revenues, as well as an increase in bad debt expense contributed to the greater operating loss before one-time charges, year over year.


     The general publishing segment's net sales in 1995 decreased $6.6 million, or 7.0%, to $87.2 million when compared with 1994's net sales from ongoing operations, adjusted for the sale of the former Software Division. The revenue decrease was primarily due to a decline in revenue contribution from the adult book list and lower distribution revenues. The general publishing segment's loss from ongoing operations was $8.5 million, compared to income of $7.3 million in 1994. There was a $7.5 million non-cash charge to increase reserves for author advances, inventory obsolescence, and book returns. In addition to these charges, the division reported an operating loss from its new imprint, Houghton Mifflin Interactive. Distribution costs increased by $1.6 million for actions required during the transition to outsourced distribution. That transition is now complete and the Burlington, Massachusetts, distribution facility formerly used for general publishing distribution has been sold.

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


     Net cash provided by operating activities was $102.7 million, $13.0 million, and $67.3 million in 1996, 1995, and 1994, respectively. In 1996, cash provided by operating activities increased $89.7 million. Net income, excluding the gain on the sale of INSO stock and equity transactions of INSO, increased $29.7 million. Depreciation and amortization expense increased $31.9 million primarily due to increases in goodwill and plate amortization, as discussed above. Changes in operating assets and liabilities provided $19.7 million more of cash flow in 1996 over 1995, primarily due to improved working capital management.


     In 1995, cash provided by operating activities decreased by $54.2 million from 1994. Net income decreased $35.3 million, excluding the gain on equity transactions of INSO and the sale of interest in the Software Division. Changes in operating assets and liabilities required $28.9 million of cash flow in 1995 over 1994, primarily as a result of increases in inventory, deferred taxes, and royalty advances, offset some-what by an increase in other liabilities.


     Management anticipates cash provided by operating activities in 1997 to increase primarily as a result of growth in earnings and continued emphasis on working capital management.


     Net cash required for investing activities was $66.3 million, $486.3 million, and $130.3 million in 1996, 1995, and 1994, respectively. Book plate expenditures in 1996 of $62.1 million, an increase of $15.4 million over

1995, were incurred for new products to meet the significant adoption opportunities over the next three years. During 1996, the Company also spent $15.5 million for publishing assets, a decrease of $437.4 million from 1995. Included in 1996 was the final settlement for Heath and other products purchased, while 1995 included the Heath acquisition. In 1996, the Company received $24.2 million in proceeds, net of tax, from the sale of 770,000 shares of INSO common stock.


     In 1995, net cash required for investing activities, excluding the proceeds from marketable securities, increased by $371.3 million from 1994. This increase primarily resulted from the $452.9 million acquisition of Heath.


     Total debt decreased approximately $30 million from $570.8 million at the end of 1995, to $541.0 million as of December 31, 1996. The Company's percentage of debt to total capitalization (debt plus stockholders' equity) was 66.7% at the end of 1996 as compared to 71.0% at the end of 1995, primarily as a result of paying down $30 million outstanding under the five year credit facility using cash available at year end.


     During 1996, commercial paper and a portion of the five year credit facility were repaid through the issuance of long and medium term notes. The Company issued $125 million in non-callable unsecured long-term notes and $100 million of non-callable unsecured medium-term notes.


     In 1995 and 1994, financing activities contributed $459.6 million and $26.2 million, respectively. The increase in financing sources in 1995 was a result of the incremental borrowings of $345 million used to finance the Heath acquisition and the $126.6 million SAILS issuance. Financing activity outflows in 1995 was $12.0 million less than 1994 due to a reduction in stock repurchases.


     In 1996, the Company's average short-term borrowing was $71.0 million, an increase of $57.4 million from 1995. The increase was primarily due to the increase in seasonal borrowing needs as a result of the incremental impact of funding Heath operations for a full year, and due to funds required for book plate expenditures to meet the significant adoption opportunities over the next three years. The Company repaid all short-term borrowing requirements by the end of 1996.


     In 1995, the average short-term borrowing of $13.6 million increased by $4.7 million from 1994. Average short-term borrowings increased in 1995 primarily due to $145 million in commercial paper financing for the Heath acquisition, the increase in seasonal borrowing needs as a result of including a full year of operations for McDougal, and the incremental impact of funding Heath operations for the final two months of 1995.


     In August 1995, the Company completed a public offering of 6% Exchangeable Notes Due in 1999 at a principal amount of $34 per SAILS. At maturity, the principal amount of each SAILS will be mandatorily exchanged for a number of shares of INSO common stock, or at the Company's option, cash with an equal value. The number of shares which could be issued in exchange will be dependent on INSO's market share price at the time of the redemption. The Company will record as additional non-cash interest expense, over the life of the SAILS, the excess of the current INSO stock price over the maximum redemption price at maturity. The additional non-cash interest expense to be recorded through August 1999, based upon INSO's December 31, 1996 stock price, is $1.0 million. If the Company chooses to redeem the SAILS with shares of INSO common stock, it would record a gain representing the excess of the redemption amount over the book value of the Company's investment in INSO. The Company's ownership percentage of INSO after this redemption would be substantially less than 20%. The INSO shares may be sold by the Company, subject to certain restrictions, as market conditions and events warrant.


     The Company currently expects that cash flow from operations for the full year 1997 will be sufficient to cover investment activities and dividend payments as well as to repay by year end a portion of the debt outstanding at the beginning of 1997. The periodic use of the short-term debt market, primarily commercial paper, for seasonal liquidity needs, will continue.

Impact of Inflation and Changing Prices

     Although inflation is currently well below that of prior years, which has benefited recent Company results, particularly in the area of manufacturing costs, there are offsetting costs. The Company's ability to adjust selling prices always has been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. If there were to be a weak domestic economy at a time of low inflation, there could be lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.


     In 1994, the Company started to experience higher prices for paper goods which continued into 1995. However, this trend did not continue in 1996, as the Company experienced a moderation in prices for paper products.


     The most significant Company investments affected by inflation include book plates, other property, plant, and equipment and inventories. The last-in, first-out (LIFO) method is used to value substantially all inventory and, therefore, the cost of inventory charged against income approximates replacement value. The incremental replacement cost expense amounted to $10.9 million in 1996 as compared with $5.2 million in 1995.


     The Company's publishing business does not require a high level of investment in property, plant, and equipment. Such net assets represented 3.5% of consolidated assets at December 31, 1996. The Company's net investment at the end of 1996 in capitalized book plates for educational and reference works represented approximately 8.0% of total assets. The Company continues to commit funds to new publishing areas through both acquisitions and internal growth.


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

Item 8. Consolidated Financial Statements and Supplementary Data

                  Index to Consolidated Financial Statements

                                                                                           Page
                                                                                          ------
Management's Responsibility for Financial Statements  .................................    13
Report of Independent Auditors   ......................................................    13
Consolidated Balance Sheets at December 31, 1996 and 1995   ...........................    14
Consolidated Statements of Operations for the three years ended December 31, 1996   ...    16
Consolidated Statements of Cash Flows for the three years ended December 31, 1996   ...    17
Consolidated Statements of Stockholders' Equity for the three years ended December 31,     18
  1996
Notes to Consolidated Financial Statements   ..........................................    20

Supplementary Data

Summary of Quarterly Results of Operations (unaudited) is presented on page 33.

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

Nader F. Darehshori              Gail Deegan
Chairman, President,             Executive Vice President, Chief
and Chief Executive Officer      Financial Officer, and Treasurer

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Houghton Mifflin Company

     We have audited the accompanying consolidated balance sheets of Houghton Mifflin Company as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghton Mifflin Company at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /S/ERNST & YOUNG LLP

Boston, Massachusetts
January 27, 1997

                            HOUGHTON MIFFLIN COMPANY
                           Consolidated Balance Sheets


                                                                           December 31,
                                                                   -------------------------------
(In thousands of dollars, except share amounts)                       1996           1995
                                                                   -------------   ------------
ASSETS
Current Assets
 Cash and cash equivalents  ....................................     $  11,534      $  16,701
 Marketable securities and time deposits available-for-sale,
  at fair value    .............................................           612            604
 Accounts receivable  ..........................................       189,978        204,542
  Less: allowance for book returns   ...........................        25,166         21,698
                                                                     ----------     ----------
                                                                       164,812        182,844
 Inventories    ................................................       138,547        139,927
 Deferred income taxes   .......................................        20,551         23,728
 Prepaid expenses  .............................................         1,913          7,396
                                                                     ----------     ----------
  Total current assets   .......................................       337,969        371,200
Property, plant, and equipment, net  ...........................        35,430         32,879
Book plates, less accumulated amortization of $91,628
 in 1996 and $70,032 in 1995   .................................        81,017         90,221
Other Assets
 Royalty advances to authors, less allowance of $20,975 in 1996
  and $21,848 in 1995 ..........................................        24,761         23,988
 Intangible assets, net  .......................................       485,766        474,751
 Deferred income taxes   .......................................        12,514         15,688
 Other investments and long-term receivables  ..................        28,985         37,722
                                                                     ----------     ----------
  Total other assets  ..........................................       552,026        552,149
                                                                     ----------     ----------
                                                                     $1,006,442     $1,046,449
                                                                     ==========     ==========


          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                           Consolidated Balance Sheets


                                                                             December 31,
                                                                      -----------------------------
(In thousands of dollars, except share amounts)                         1996           1995
                                                                      ------------   -----------
LIABILITIES and STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable  ................................................    $  57,585      $  94,556
 Commercial paper  ................................................           --        144,612
 Royalties   ......................................................       38,154         40,140
 Salaries, wages, and commissions    ..............................       19,408         18,751
 Other    .........................................................       30,783         44,324
 Current portion of long-term debt   ..............................       40,000             --
                                                                       ---------      ---------
  Total current liabilities    ....................................      185,930        342,383
Long-term debt  ...................................................      500,999        426,148
Accrued royalties payable   .......................................        1,899          2,497
Other liabilities  ................................................       19,666         15,192
Accrued post retirement benefits  .................................       27,655         26,884
Commitments and contingencies (Note 10)    ........................
Stockholders' equity:
 Preferred stock, $1 par value, 500,000 shares authorized,
  none issued   ...................................................           --             --
 Common stock, $1 par value, 70,000,000 shares authorized,
  14,780,926 shares issued in 1996 and 14,758,726 shares
  issued in 1995   ................................................       14,781         14,759
 Capital in excess of par value   .................................       43,476         29,973
 Retained earnings    .............................................      258,779        228,528
                                                                       ---------      ---------
                                                                         317,036        273,260
 Less:
  Notes receivable from stock purchase agreements   ...............       (5,916)        (5,821)
  Unearned compensation related to restricted stock outstanding  .        (1,563)          (349)
  Common shares held in treasury, at cost, 115,390 shares in 1996,
   and 273,681 shares in 1995  ....................................       (2,448)        (5,795)
  Benefits trust assets, at market   ..............................      (36,816)       (27,950)
                                                                       ---------      ---------
  Total stockholders' equity   ....................................      270,293        233,345
                                                                       ---------      ---------
                                                                      $1,006,442     $1,046,449
                                                                       =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                      Consolidated Statements of Operations


For the Three Years Ended December 31, 1996
(In thousands of dollars, except per share amounts)            1996          1995         1994
                                                             -----------   -----------   ----------
Net sales    .............................................     $717,863      $529,022    $483,076
Costs and expenses    ....................................
 Cost of sales  ..........................................      329,686       271,036     230,674
 Selling and administrative    ...........................      300,795       214,818     192,425
 Special charges   .......................................           --        56,263       6,513
                                                               --------      --------    --------
                                                                630,481       542,117     429,612
                                                               --------      --------    --------
Operating income (loss)  .................................       87,382       (13,095)     53,464

Other income (expense)
 Gain on equity transactions of INSO Corporation and
  on sale of interest in Software Division    ............           --        13,102      36,212
 Gain on sale of INSO Corporation common stock   .........       34,261            --          --
 Net interest expense    .................................      (40,875)      (13,008)     (6,509)
 Equity in earnings (losses) of INSO Corporation    ......       (6,815)        1,557       1,973
                                                               --------      --------    --------
                                                                (13,429)        1,651      31,676
                                                               --------      --------    --------
Income (loss) before taxes and extraordinary item   ......       73,953       (11,444)     85,140
Income tax (benefit) provision    ........................       30,331        (4,201)     32,710
                                                               --------      --------    --------
Income (loss) before extraordinary item    ...............       43,622        (7,243)     52,430
Extraordinary item, net of taxes
 Loss on early extinguishment of debt   ..................           --            --      (1,239)
                                                               --------      --------    --------
Net income (loss)  .......................................     $ 43,622      $ (7,243)   $ 51,191
                                                               ========      ========    ========
Per share:
 Income (loss) before extraordinary item   ...............     $   3.13      $  (0.52)   $   3.79
 Loss on early extinguishment of debt   ..................           --            --       (0.09)
                                                               --------      --------    --------
 Net income (loss)    ....................................     $   3.13      $  (0.52)   $   3.70
                                                               ========      ========    ========
Average number of common shares outstanding   ............       13,933        13,812      13,822


          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                      Consolidated Statements of Cash Flows


For the Three Years Ended December 31, 1996
(In thousands of dollars)                                             1996          1995           1994
                                                                    -----------   ------------   ------------
Cash flows provided by (used in) operating activities:
 Net income (loss)  .............................................   $  43,622       $  (7,243)     $  51,191
 Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation and amortization expense  ........................      84,335          52,426         44,416
  Gain on equity transactions of INSO Corporation and gain on
   sale of interest in Software Division    .....................          --         (13,102)       (36,212)
  Equity in (earnings) losses of INSO Corporation    ............       6,815          (1,557)        (1,973)
  Early extinguishment of debt cost, net of taxes    ............          --              --          1,239
  Gain on sale of INSO Corporation stock    .....................     (34,261)             --             --
 Changes in operating assets and liablities:
  Accounts receivable, net   ....................................      18,031          (4,366)       (26,751)
  Inventories    ................................................       1,380         (25,388)        17,606
  Accounts payable  .............................................     (36,969)         (5,981)         3,448
  Royalties, net    .............................................      (3,307)        (11,698)         6,705
  Deferred and income taxes payable   ...........................      25,485         (23,882)         5,949
  Other, net  ...................................................      (2,443)         53,813          1,634
                                                                    ---------       ---------      ---------
   Net cash provided by operating activities   ..................     102,688          13,022         67,252
 Cash flows provided by (used in) investing activities:
  Book plate expenditures    ....................................     (62,080)        (46,740)       (25,242)
  Acquisition of publishing assets, net of cash acquired   ......     (15,501)       (452,888)      (130,342)
  Property, plant, and equipment expenditures  ..................     (12,863)         (7,538)        (8,478)
  Proceeds from the sales of INSO Corporation stock  ............      24,186              --             --
  Purchase of marketable securities   ...........................          (8)             (4)       (16,221)
  Sale of marketable securities    ..............................          --          16,221         17,114
  Sale of building and equipment   ..............................          --           4,628             --
  Dividend received from INSO Corporation   .....................          --              --         32,860
                                                                    ---------       ---------      ---------
   Net cash used in investing activities    .....................     (66,266)       (486,321)      (130,309)
 Cash flows provided by (used in) financing activities:
  Dividends paid on common stock   ..............................     (13,371)        (12,845)       (12,026)
  Issuance (repayment) of commercial paper  .....................    (144,612)        144,612        (24,605)
  Proceeds from the issuance of long-term financing  ............     224,785         200,000         99,415
  Repayment of long-term financing    ...........................    (109,955)             --             --
  Proceeds from the issuance of SAILS    ........................          --         126,643             --
  Senior note redemption  .......................................          --              --        (26,960)
  Purchase of common stock   ....................................          --            (957)       (12,913)
  Exercise of stock options  ....................................       1,897           2,175          1,442
  Other    ......................................................        (333)             --          1,834
                                                                    ---------       ---------      ---------
   Net cash provided by (used in) financing activities  .........     (41,589)        459,628         26,187
                                                                    ---------       ---------      ---------
 Decrease in cash and cash equivalents   ........................      (5,167)        (13,671)       (36,870)
 Cash and cash equivalents at beginning of year   ...............      16,701          30,372         67,242
                                                                    ---------       ---------      ---------
 Cash and cash equivalents at end of year   .....................   $  11,534       $  16,701      $  30,372
                                                                    =========       =========      =========
 Supplementary disclosure of cash flow information:
  Income taxes paid    ..........................................   $  17,409       $  18,194      $  25,819
  Interest paid  ................................................   $  38,931       $  10,941      $   6,323


          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                 Consolidated Statements of Stockholders' Equity


                                                                        Common           Capital
For the Three Years Ended December 31, 1996                             stock           in excess        Retained
(In thousands of dollars, except share amounts)                      $1 par value      of par value      earnings
                                                                     ---------------   ---------------   -----------
Balance at January 1, 1994    ....................................       $14,759           $30,612         $211,222
Net income  ......................................................            --                --           51,191
Common stock dividends, $0.87 per share   ........................            --                --          (12,026)
Stock options exercised    .......................................            --              (233)              --
Notes receivable from stock purchase agreements    ...............            --               443               --
Issuance of restricted stock  ....................................            --                73               --
Share repurchases    .............................................            --                --               --
Other equity transactions, net   .................................            --             1,133               --
Benefits trust asset remeasurement  ..............................            --            (2,112)              --
Valuation allowance on noncurrent marketable securities  .........            --                --           (1,559)
Stock repurchase commitment   ....................................            --            (7,600)              --
                                                                         --------          -------         --------
Balance at December 31, 1994  ....................................        14,759            22,316          248,828
                                                                         ========          =======         ========
Net loss    ......................................................            --                --           (7,243)
Common stock dividends, $0.93 per share   ........................            --                --          (12,845)
Stock options exercised    .......................................            --               776               --
Issuance of restricted stock  ....................................            --               252               --
Share repurchases    .............................................            --                --               --
Executive stock repurchases   ....................................            --                --               --
Other equity transactions, net   .................................            --               573               --
Benefits trust asset remeasurement  ..............................            --            (1,544)              --
Valuation allowance on noncurrent marketable securities  .........            --                --             (212)
Stock repurchase commitment   ....................................            --             7,600               --
Amortization of unearned compensation on restricted stock   ......            --                --               --
                                                                         --------          -------         --------
Balance at December 31, 1995  ....................................        14,759            29,973          228,528
                                                                         ========          =======         ========
Net income  ......................................................            --                --           43,622
Common stock dividends, $0.96 per share   ........................            --                --          (13,371)
Stock options exercised    .......................................            22             1,249               --
Issuance of restricted stock  ....................................            --             1,009               --
Executive stock repurchases   ....................................            --                --               --
Other equity transactions, net   .................................            --               505               --
Issuance of stock for contribution to the retirement
 savings plan  ...................................................            --             1,884               --
Benefits trust asset remeasurement  ..............................            --             8,856               --
Amortization of unearned compensation on restricted stock   ......            --                --               --
                                                                         --------          -------         --------
Balance at December 31, 1996  ....................................       $14,781           $43,476         $258,779
                                                                         ========          =======         ========


          See accompanying Notes to Consolidated Financial Statements.


                            Unearned
 Notes receivable         compensation              Treasury stock
    from stock             related to         ---------------------------     Benefits
purchase agreements     restricted stock       Shares         Amount          trust         Total
---------------------   -------------------   ------------   ------------   ------------   ----------
       $    --                $    --             (232,459)    $ (1,367)      $ (31,144)   $224,082
            --                     --                   --           --              --      51,191
            --                     --                   --           --              --     (12,026)
            --                     --               50,203        1,675              --       1,442
        (5,893)                    --              138,272        5,450              --          --
            --                     --                1,789           14              --          87
            --                     --             (318,900)     (12,913)             --     (12,913)
            52                     --               32,410        1,050            (466)      1,769
            --                     --                   --           --           2,112          --
            --                     --                   --           --              --      (1,559)
            --                     --                   --           --              --      (7,600)
       -------                -------           ----------     --------       ---------    --------
        (5,841)                    --             (328,685)      (6,091)        (29,498)    244,473
       =======                =======           ==========     ========       =========    ========
            --                     --                   --           --              --      (7,243)
            --                     --                   --           --              --     (12,845)
            --                     --               70,698        1,399              --       2,175
            --                   (465)              10,766          213              --          --
            --                     --              (24,000)        (957)             --        (957)
           344                     --               (7,742)        (403)             --         (59)
          (324)                    --                5,282           44               4         297
            --                     --                   --           --           1,544          --
            --                     --                   --           --              --        (212)
            --                     --                   --           --              --       7,600
            --                    116                   --           --              --         116
       -------                -------           ----------     --------       ---------    --------
        (5,821)                  (349)            (273,681)      (5,795)        (27,950)    233,345
       =======                =======           ==========     ========       =========    ========
            --                     --                   --           --              --      43,622
            --                     --                   --           --              --     (13,371)
            --                     --               29,544          626              --       1,897
            --                 (1,909)              42,414          900              --          --
           209                     --                   --           --              --         209
          (304)                    --               12,176          248             (10)        439
--                                 --               74,157        1,573              --       3,457
            --                     --                   --           --          (8,856)         --
            --                    695                   --           --              --         695
       -------                -------           ----------     --------       ---------    --------
       $(5,916)               $(1,563)            (115,390)    $ (2,448)      $ (36,816)   $270,293
       =======                =======           ==========     ========       =========    ========


          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY
                   Notes to Consolidated Financial Statements


Note 1. Significant Accounting Policies

     Principles of consolidation:

     The consolidated financial statements include the accounts of Houghton Mifflin Company ("the Com- pany") and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

     Investment in 20% to 50% owned entities are accounted for on the equity method. The Company uses the income statement method to account for the issuance of common stock by a subsidiary or equity investee. Under this method gains and losses on issuance of stock by a subsidiary or equity investee are recognized in the income statement.

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

     Marketable securities included in other assets are classified as "Other investments and long-term receivables" for consolidated financial statement purposes. These investments, which consist of equity securities, are carried at market value. Unrealized holding gains and losses are recognized as a reduction in stockholders' equity. Investments in companies in which the Company has a 20% to 50% interest are carried at cost and adjusted for the Company's proportionate share of their undistributed earnings and losses, and for gains and losses associated with the issuance of additional stock, as discussed above.

     Book returns:

     A provision for estimated future book returns is made at time of sale, and consists of the sales value less related inventory value and royalty costs.

     Inventories:

     Inventory balances at December 31, 1996 and 1995 are as follows:

In thousands                 1996           1995
------------------------   ------------   -----------
Finished goods    ......    $ 124,263     $ 120,120
Work in process   ......        9,162         8,733
Raw materials  .........        5,122        11,074
                            ----------    ----------
                            $ 138,547     $ 139,927
                            ==========    ==========

     Inventories are stated at the lower of cost or market (replacement cost for raw materials, net realizable value for other inventories). The last-in, first-out (LIFO) method is used to determine the cost of inventory. If the cost of all inventories had been determined by the first-in, first-out method (FIFO), which approximates replacement cost, inventory values at December 31, 1996 and 1995, would have been higher by $19.8 million and $23.1 million, respectively.

     During 1994, inventory quantities were reduced, excluding the impact of the McDougal acquisition. These reductions resulted in the liquidation of certain LIFO layers carried at costs which were lower than the cost of current purchases. The effect of the reductions was to lower cost of goods sold by $2.4 million and to increase net earnings for 1994 by $1.5 million, or $0.11 per share.

     Property, plant, and equipment:

     Property, plant, and equipment are carried on the basis of cost. Depreciation is provided on a straight-line basis over the estimated useful lives as follows:


                                                 Estimated Useful Life
                                         -------------------------------------
Building and building equipment   ......  10 years
Machinery and equipment  ...............  3 to 10 years
Leasehold improvements   ...............  lesser of useful life or lease term


     Balances of major classes of assets and allowances for depreciation and amortization at December 31, 1996 and 1995, are as follows:

In thousands                                                    1996           1995
-----------------------------------------------------------   ------------   ------------
Land and land improvements   ..............................     $  1,976       $  2,046
Building and building equipment    ........................       20,884         19,169
Machinery and equipment   .................................       54,850         57,444
Leasehold improvements    .................................       10,740          8,079
                                                                --------       --------
 Total  ...................................................       88,450         86,738
Less: allowances for depreciation and amortization   ......      (53,020)       (53,859)
                                                                --------       --------
Property, plant, and equipment, net   .....................     $ 35,430       $ 32,879
                                                                ========       ========


     Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized. Depreciation expense was approximately $7.3 million in 1996; $8.8 million in 1995; and $8.6 million in 1994.

     Book plates:

     The Company's investment in book plate costs is capitalized and depreciated on an accelerated basis over three years, except for trade and some reference publication costs, which are expensed when incurred. Amortization expense was approximately $50.3 million in 1996; $32.9 million in 1995; and $29.1 million in 1994.

     Income taxes:

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax benefit and consequences of future years differences between the tax bases of assets and liabilities and their financial reporting amounts.

     Intangible assets:

     Intangible assets at December 31, 1996 and 1995, consist of the following:

In thousands                                1996           1995
---------------------------------------   ------------   -----------
Goodwill    ...........................     $510,500      $473,786
Publishing rights    ..................       16,787        18,523
Other    ..............................        4,000         5,891
                                            --------      --------
 Total   ..............................      531,287       498,200
Less: accumulated amortization   ......      (45,521)      (23,449)
                                            --------      --------
Intangibles, net  .....................    $ 485,766     $ 474,751
                                            ========      ========


     Purchased editorial publishing rights are amortized on a straight-line basis over the estimated economic life of the titles or contracts, but do not exceed 15 years. The excess of cost over net assets acquired, or goodwill, is amortized on a straight-line basis over periods ranging from 20 to 25 years. Amortization expense on intangible assets, principally goodwill, was approximately $26.7 million in 1996; $10.7 million in 1995; and $6.7 million in 1994.

     Impairment evaluation:

     In 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS 121 establishes accounting standards for the evaluation and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill. There was no material effect on the financial statements from the adoption of SFAS 121 because the Company's prior impairment recognition practice was generally consistent with SFAS 121. Under provisions of SFAS 121, impairment is indicated when expected future cash flows are less than the related assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of the related asset, including goodwill, in relation to the fair value and the carrying value of the underlying assets is adjusted if the fair value is lower.

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

     Stock based compensation:

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly recognizes no compensation expense for the stock option grants. The Company also grants restricted stock awards to key employees, including officers. For restricted stock awards, the Company measures compensation cost equal to the fair value of the shares at the date of grant. Compensation expense for these awards is then recognized over the period of the restriction by a charge to earnings. In 1996, the Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (See Note 7).

     Earnings per share:

     Earnings per share are based on the weighted average number of common shares deemed outstanding. Shares of common stock held in the Benefits Trust and common stock equivalents, such as employee stock options, are evaluated for inclusion in the earnings per share calculation under the treasury stock method and have had no dilutive effect.

     Risks and uncertainties:

     Organization:

     The Company's business is publishing and it operates primarily in the domestic market in two industry segments. Based on sales, the Company's largest segment is textbooks and other educational materials and services for the school and college markets. The other segment is general publishing in a wide variety of topics, formats, and media. The principal markets for textbooks and other educational materials and services are elementary and secondary schools and two- and four-year colleges. The principal market for trade books and reference works in the general publishing segment is retail stores.


     Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant estimates that affect the financial statements include, but are not limited to, book returns, recoverability of advances to authors, inventory valuation and amortization periods, and recoverability of long-term assets such as book plates, intangibles, and goodwill.

Note 2. Acquisitions

     The Company acquired D.C. Heath and Company ("Heath"), a leading publisher of high school, elementary, and college textbooks, from Raytheon Company ("Raytheon") on October 31, 1995 for approximately $460.6 million, including additional purchase price amounts paid in 1996. The acquisition was financed through operating cash and $345.0 million in indebtedness. The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed, and included revisions to the preliminary allocation based on further analysis. The cost of purchased editorial rights and the excess of the net assets acquired, or goodwill, are being amortized on a straight-line basis over a period that averages twenty years.


     During the second quarter of 1996, the Company acquired all of the outstanding shares of D.C. Heath, Canada, Limited ("Heath Canada") from Raytheon following receipt of Canadian regulatory approval. ITP Nelson ("ITP"), a division of Thomson Canada Limited, subsequently acquired the assets of Heath Canada from the Company and entered into a series of agreements which expanded an existing exclusive distribution agreement for the school and college markets. Cash and licensing fees for these arrangements were approximately $5.0 million, of which approximately $4.7 million has been paid.


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

     In 1994, the Company acquired McDougal, Littell & Company ("McDougal") for $130.3 million. The acquisition was accounted for as a purchase.


     The following unaudited summary pro forma information combines the consolidated results of operations as if Heath, Heath Canada, and McDougal had been acquired as of January 1, 1994. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Heath, Heath Canada, and McDougal acquisition been consummated as of the assumed date, nor are they necessarily indicative of future results of operations.

Years ended December 31,                                    1995            1994
----------------------------------------------------   -----------------   ---------
In millions, except per share amounts
Net sales    .......................................           $ 705.5      $ 664.9
Net income (loss) before extraordinary item   ......             (14.9)        29.8
Net income (loss)  .................................             (14.9)        28.6
Net income (loss) per share    .....................           $ (1.08)     $  2.06

Note 3. Taxes on Income

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets are shown in the following table:

In thousands                                      1996         1995
---------------------------------------------   -----------   ----------
Tax asset-related:
 Pension and postretirement benefits   ......     $ 15,741    $ 16,300
 Publishing expense  ........................       14,827      22,840
 Allowance for book returns   ...............        3,033       1,084
 Deferred compensation  .....................        1,883       1,700
 Other, net    ..............................        1,629       2,936
                                                  --------    --------
                                                    37,113      44,860
Tax liability-related:
 Depreciation expense   .....................       (3,248)     (4,655)
 Deferred income  ...........................         (800)       (789)
                                                  --------    --------
                                                    (4,048)     (5,444)
                                                  --------    --------
Net deferred tax asset  .....................     $ 33,065    $ 39,416
                                                  ========    ========


     At December 31, 1996, net deferred tax assets represented approximately 3% of total consolidated assets. The net deferred tax asset balance is stated at prevailing statutory income tax rates. The Company currently does not anticipate any change in valuation methodology applied to the determination of net deferred tax assets.


     Significant components of the provision (benefit) for income taxes attributable to income before taxes and extraordinary items consist of the following:

In thousands                  1996          1995         1994
-------------------------   -----------   -----------   ----------
Current:
 Federal  ...............    $ 20,573       $ 13,201    $ 23,711
 State and other   ......       3,407          2,669       5,719
                             ---------      --------    ---------
  Total current    ......      23,980         15,870      29,430
Deferred
 Federal  ...............       5,154        (16,246)      2,653
 State and other   ......       1,197         (3,825)        627
                             ---------      --------    ---------
  Total deferred   ......       6,351        (20,071)      3,280
                             ---------      --------    ---------
                             $ 30,331       $ (4,201)   $ 32,710
                             =========      ========    =========


     The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to reported income tax expense (benefit) attributable to income before taxes and extraordinary items is as follows:

                                                      1996        1995         1994
                                                      --------   ----------   ----------
Federal statutory rate  ...........................       35.0%      35.0%        35.0%
State income taxes, net of federal benefit   ......        4.6        4.6          4.6
Non-deductible goodwill amortization   ............        3.0      (19.8)         2.2
Tax-exempt income    ..............................       (1.3)      10.2         (0.7)
Non-deductible meals and entertainment    .........        0.9       (4.9)         0.7
Life insurance    .................................       (1.0)       5.2         (0.5)
Other    ..........................................       (0.2)       6.4         (2.9)
                                                        ------     ------       ------
Effective tax rate   ..............................       41.0%      36.7%        38.4%
                                                        ======     ======       ======

     As a result of the Stock Appreciation Income-Linked Securities ("SAILS") transaction, the Company is likely to record a gain on the redemption of these debt securities. Accordingly, in 1996 and 1995, the Company is providing deferred taxes on the undistributed earnings of INSO Corporation ("INSO"), the Company's former wholly-owned Software Division (See Note 11). Accumulated undistributed earnings of INSO on which taxes have not been provided were approximately $2.0 million at December 31, 1996 and 1995.

Note 4. Debt and Borrowing Agreements

     The Company had $300 million and $400 million in unsecured credit facilities available at December 31, 1996 and 1995, respectively, which were supported by commitment fees. Borrowings under the $300 million facility are outstanding under a five-year revolving commitment which expires in October 2000. The most restrictive provisions of this credit facility are as follows:


   1. The Company shall maintain specified net worth levels as defined in the Credit Agreement.

   2. The Company shall maintain a consolidated fixed-charge coverage ratio, as defined, calculated at the end of each quarter based on the preceding four quarters. The required ratio levels adjust each quarter through the year 2000.


   3. The Company shall maintain a consolidated debt-to-equity ratio, as defined, calculated at the end of each quarter. The required ratio levels adjust during each quarter of each year through the year 2000 reflecting the Company's anticipated seasonal working capital borrowings.

There was $90 million outstanding under this facility at December 31, 1996, at a weighted average borrowing rate of 5.983%. At December 31, 1995, there was $200 million outstanding under this facility at a weighted average borrowing rate of 6.19%.

In thousands                                                1996           1995
-------------------------------------------------------   ------------   -----------
6% Exchangeable Notes, due August 1999, Stock
 Appreciation Income-Linked Securities (SAILS)   ......    $ 126,643     $ 126,643
7.00% Notes due March 1, 2006, interest payable semi-
 annually    ..........................................      124,791            --
7.125% Notes due April 1, 2004, interest payable semi-
 annually    ..........................................       99,565        99,505
Borrowings from financial institutions, unsecured,
 under committed 5 year credit facility, due January
 10, 2000    ..........................................       90,000       200,000
Commercial paper, with a weighted average interest
 rate of 6.17%  .......................................           --       144,612
5.83% Notes due December 1, 1997, interest payable
 semi-annually  .......................................       40,000            --
6.07% Notes due December 1, 1998, interest payable
 semi-annually  .......................................       40,000            --
6.29% Notes due December 1, 1999, interest payable
 semi-annually  .......................................       20,000            --
                                                           ----------    ----------
                                                             540,999       570,760
Less: portion included in current liabilities    ......       40,000       144,612
                                                           ----------    ----------
Total long-term debt  .................................    $ 500,999     $ 426,148
                                                           ==========    ==========


     Long-term debt due in each of the next five years is as follows:

 Years     In thousands
--------   --------------
1997         $40,000
1998          40,000
1999         146,643
2000          90,000
2001              --


     On December 11, 1995, the Company filed a registration statement with the Securities and Exchange Commission for the offering of $300 million in debt securities. In March 1996, the Company issued $125 million of non-callable unsecured notes under this offering. The notes mature on March 1, 2006 and were priced at 99.8 to yield an effective rate of 7.02%. In addition, the Company issued a total of $100 million of non-callable, unsecured medium term notes under this offering; $40 million with a coupon of 5.83% maturing on December 1, 1997; $40 million with a coupon of 6.07% maturing on December 1, 1998; and $20 million with a coupon of 6.29% maturing on December 1, 1999. The proceeds from these issuances were used to pay down part of the commercial paper and credit facility which were used as short-term bridge financing for the Heath acquisition.


     On October 31, 1995, $345 million in credit facilities were drawn upon to fund the purchase of Heath. These borrowings were subsequently paid off with $200 million in proceeds from a $300 million five-year credit facility and the issuance of $145 million in commercial paper.

     In August 1995, the Company completed a public offering of 6% Exchangeable Notes due in 1999 at a principal amount of $34 per SAILS at issue. Net proceeds of approximately $126.6 million were used for general corporate purposes, including the repayment of seasonal borrowings and the partial funding of the acquisition of Heath (See Note 2). At maturity, the SAILS will be exchangeable for shares of INSO common stock, or at the Company's option, cash in lieu of shares. If the SAILS are redeemed with shares of INSO common stock, a gain representing the excess of the redemption amount over the book value of the Company's investment in INSO would be recorded. The number of INSO shares that would be exchanged for the SAILS depends, in part, on the fair market value of the INSO stock price on the redemption date. If the fair market value is $34 per share, 3.8 million shares of INSO would be exchanged. As the price of INSO common stock increases, the Company is obligated to exchange fewer INSO shares to redeem the SAILS. If the price of INSO common stock is $39.44 or higher at the redemption date, the Company would redeem the SAILS with 3.3 million shares of INSO common stock. The Company will record as non-cash interest expense over the remaining term of the SAILS the excess of the market value of the current INSO common stock price over the maximum redemption price of $39.44 per INSO share. The additional non-cash interest expense to be recorded through August 1999, based upon INSO's December 31, 1996 stock price, is $1.0 million.


     In April 1994, the Company issued $100 million of 7.125% medium term notes through a public debt offering. The medium term notes mature on April 1, 2004 and were priced at 99.4 to yield an effective rate of 7.21%. The proceeds from the issuance were applied to repay the $100 million short-term credit facilities used as bridge financing in the March 1994 acquisition of McDougal.


     In March 1994, the Company completed an early redemption of $25 million of 8.78% senior notes scheduled to mature in March 1997. The extraordinary refinancing cost of $1.2 million, or $0.09 per share, was net of an income tax benefit of $0.8 million. The Company financed the early redemption of the senior notes with operating cash and a portion of the dividend received from INSO.


     The Company enters into transactions involving financial instruments for purposes of managing its exposure to interest rate risks and funding costs. Through the use of interest rate products, such as interest rate swap agreements and interest rate-locks, the Company can achieve a predetermined mix of fixed and floating rate debt. In connection with the Company's issuance of debt securities through the draw-down of the $300 million shelf registration in 1995, a forward interest rate-lock agreement was entered into with a counterparty for the notional principal amount of $100 million at 5.995%. This rate-lock agreement was settled in 1996, resulting in a net gain of approximately $0.6 million, which is being amortized over the approximate term of the related borrowings.

Note 5. Retirement Plans

     The Company has a noncontributory, qualified defined benefit pension plan that covers substantially all employees. Plan benefits were previously determined by years of service, the highest five consecutive years of compensation and age. On January 1, 1997, the pension plan was changed to a cash balance plan. Under the new plan provisions, the accrued benefits of participants were converted to notional balances that receive credits based on pay and interest in future years. This plan change is not expected to significantly change 1997 expense from the expense that would apply under the prior plan provisions. The funded status as of September 30, 1996 reflects this plan change.


     The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The plan's assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. The Company also has a nonqualified defined benefit plan that covers a select group of management employees.


     Net periodic pension cost for 1996, 1995, and 1994 included the following components:

In thousands                                                1996           1995           1994
-------------------------------------------------------   ------------   ------------   -----------
Service cost (benefits earned during the year)   ......     $  3,557       $  2,602       $ 3,275
Interest cost on projected benefit obligation    ......        6,541          5,456         5,045
Actual return on plan assets   ........................      (10,882)       (13,588)       (1,165)
Net amortization and deferral  ........................        2,984          7,722        (4,432)
                                                            --------       --------       -------
Net pension expense   .................................     $  2,200       $  2,192       $ 2,723
                                                            ========       ========       =======
Significant actuarial assumptions:
 Discount rate  .......................................         7.75%          8.00%         7.50%
 Increase in future compensation  .....................         5.25%          6.00%         6.00%
 Expected long-term rate of return on assets  .........         9.00%          8.50%         8.50%

     The Company uses a September 30 measurement date and adjusts for any contributions made after the measurement date to disclose December 31 accrued pension liability. The following table sets forth the Plan's funded status at December 31:

In thousands                                                 1996          1995
--------------------------------------------------------   ------------   ----------
Plan assets at fair value at September 30   ............     $ 102,883    $ 80,959
Projected benefit obligation (PBO)    ..................       101,312      72,815
                                                             ---------    --------
Excess of plan assets over projected benefit obligation
 at September 30    ....................................         1,571       8,144
Unrecognized items:
 Net gain  .............................................       (13,252)    (14,687)
 Prior service cost    .................................           574      (1,027)
 Net transition asset  .................................        (1,058)     (1,241)
                                                             ---------    --------
Accrued pension liability included in other long-term
 liabilities  ..........................................     $ (12,165)   $ (8,811)
                                                             =========    ========
Actuarial present value of accumulated benefits at
 September 30 (ABO)    .................................     $  94,464    $ 62,212
Accumulated benefit obligation related to vested
 benefits at September 30    ...........................     $  92,730    $ 58,318
Significant actuarial assumptions:
 Discount rate   .......................................          7.75%       7.75%
 Increase in future compensation   .....................          5.25%       5.25%


     The 1996 information above reflects the assets that were transferred from Raytheon's pension plans and the assumed obligations for the former Heath employees. This transfer of assets and the corresponding obligation is the principal factor in the significant increase in the assets and PBO from 1995 to 1996. With the new cash balance plan, there is a smaller difference between the ABO and the PBO formula than in the prior years because future salary increases have a less significant impact under cash balance than under the prior final average pay formula.


     In addition, the Company maintains a defined contribution benefit plan, the Retirement Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code, and covers substantially all of the Company's employees. Participants may elect to contribute up to 15% of their compensation subject to an annual limit of $9,500 in 1996 to ten funds: seven equity funds, two fixed income funds, and a fund invested solely in the Company's common stock.


     In 1996, the Company matched employees contribution to the Retirement Savings Plan in amounts up to 3% of employee compensation. Effective January 1, 1997, the plan was renamed Houghton Mifflin 401(k) Saving Plan, and provides a company match in amounts up to 41/2% of employee compensation. The contribution expense, which is invested solely in shares of the Company's common stock, amounted to approximately $2.1 million in 1996; $1.8 million in 1995; and $1.8 million in 1994.

Note 6. Postretirement Benefits

     The Company provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of 10 years of service and attained age 55. Additionally, employees of Heath as of October 31, 1995 who became Houghton Mifflin employees with the acquisition of Heath are covered subject to the same age and service requirements.


     Under the terms of the Benefits Trust agreement formed in 1992, proceeds from the periodic sale of assets by the trustee, cash dividends received, and other trust earnings may be used to pay designated compensation and benefit plan obligations, including retiree health care benefit costs. The assets in the Benefits Trust consist principally of the Company's common stock. The fair value of the Benefits Trust net assets was $36.8 million and $27.9 million at December 31, 1996, and 1995, respectively.


     The following table presents the postretirement benefit liability recognized in the consolidated balance sheet at December 31:

In thousands                                          1996         1995
-------------------------------------------------   -----------   ----------
Accumulated postretirement benefit obligation:
 Retirees    ....................................     $ 18,590    $ 19,318
 Fully eligible active plan participants   ......        2,484       3,243
 Other active participants  .....................        3,827       3,562
                                                      --------    --------
                                                        24,901      26,123
Unrecognized net gain    ........................        2,739         745
Unrecognized prior service cost   ...............           15          16
                                                      --------    --------
Accrued postretirement benefit liability   ......     $ 27,655    $ 26,884
                                                      ========    ========
Significant actuarial assumptions:
 Weighted average discount rate   ...............         7.75%       7.75%
 Ultimate medical inflation rate  ...............         4.25%       4.25%

     Net periodic postretirement benefit cost includes the following components for the twelve months ended December 31:

In thousands                                                1996        1995        1994
--------------------------------------------------------   ---------   ---------   ---------
Service cost (benefits earned during the year)    ......    $   529     $   349     $   354
Interest cost on projected benefit obligation  .........      1,801       1,676       1,786
Amortization of unrecognized prior service cost   ......         (1)        (68)        (67)
                                                             ------      ------      ------
Net periodic postretirement benefit expense    .........    $ 2,329     $ 1,957     $ 2,073
                                                             ======      ======      ======


                                            1996       1995       1994
                                           --------   --------   -------
Significant actuarial assumptions:
 Weighted average discount rate   ......    7.25%      7.90%      7.80%
 Medical inflation trend rate  .........    6.25%      8.00%      9.00%


     The change in the medical inflation trend rate reflects the recent moderation of health care cost increases. As of December 31, 1996, the medical inflation rate was assumed to decline 1% per annum to a projected ultimate rate of 4.25% in 1998 and thereafter.


     An increase of 1% in the assumed medical inflation rate would increase the combination interest and service cost components of 1996 net periodic postretirement benefit cost by approximately $0.1 million, and increase the accumulated postretirement benefit obligation as of December 31, 1996 by $2.0 million. The Company expects the discount rate to remain unchanged and the medical inflation trend rate to reduce to 5.25% for 1997.

Note 7. Stock Compensation Plans

     At December 31, 1996, the Company had two stock-based compensation plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The Company has adopted the disclosure-only provision of SFAS 123. Accordingly, no compensation cost has been recognized for its fixed stock compensation plans. In 1994, the Company charged to income $0.6 million related to the performance-based plan. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

In millions, except per share amounts                              1996        1995
---------------------------------------                           ---------   ----------
Net income  ...........................    As reported   ......    $ 43.6       $  (7.2)
                                           Pro forma  .........    $ 42.4       $  (7.9)
Earning per share    ..................    As reported   ......    $ 3.13       $ (0.52)
                                           Pro forma  .........    $ 3.04       $ (0.57)


     The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Additionally, the disclosure requirements of SFAS 123 are presently applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999 or 2000.

     Fixed stock compensation plans

     The Company maintains two fixed stock compensation plans, the 1992 Stock Compensation Plan and the 1995 Stock Compensation Plan. Options outstanding include some granted under the 1992 Stock Compensa-tion Plan, under which no further options may be granted. The Company has authorized 700,000 common shares and 900,000 common shares under the 1992 Stock Compensation Plan and the 1995 Stock Compensation Plan, respectively, for the granting of incentive and non-qualified stock options, awards of restricted or bonus stock, or other performance awards to eligible employees and non-employee members of the Board of Directors and shares issued to Directors as part of their compensation. Recipients of restricted stock awards may not sell or transfer the shares until the restricted period lapses, provided that shares have not been forfeited due to termination of employment. During the restriction period, the recipient is entitled to the right to vote and receive dividends. In 1996, grants of 42,414 shares of restricted stock were made; at December 31, 1996, there was a total of 48,235 restricted shares unvested. The Plans provide that the option price shall not be less than the fair market value of the shares on the date of grant. Options granted under all plans become exercisable at such times as the Compensation & Nominating Committee has determined, but not later than ten years from the date of the grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively:

                                       1996        1995
                                     ----------   ---------
 Dividend yield                       1.89%        1.89%
 Range of expected lives (years)      3 - 4.8      3 - 4.8
 Expected volatility                  24.90%       27.00%
 Risk-free interest rate              6.21%        5.38%


     A summary of the status of the Company's two fixed stock compensation plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                                      1996                       1995                      1994
                                            -------------------------- -------------------------- --------------------------
                                                        Weighted-                  Weighted-                  Weighted-
                                                         Average                    Average                   Average
                                            Shares      Exercise       Shares      Exercise       Shares      Exercise
Fixed Options                               (000)         Price        (000)         Price        (000)        Price
-----------------------------------------   ---------   ------------   ---------   ------------   ---------   -----------
Outstanding at beginning of year   ......       802         $ 44           622         $ 43           395        $ 33
Granted    ..............................       208           46           308           44           493          45
Exercised  ..............................       (57)          38           (72)          31          (224)         30
Forfeited  ..............................       (75)          44           (56)          45           (42)         46
                                              -----         -----        -----         -----        -----        -----
Outstanding at end of year   ............       878           45           802           44           622          43
                                              =====         =====        =====         =====        =====        =====
Options exercisable at year-end    ......       461                        339                        234
Weighted-average fair value of options
 granted during the year  ...............    $11.50                     $11.11


     The following table summarizes information about fixed stock options at December 31, 1996:

                            Options Outstanding                     Options Exercisable
               ------------------------------------------------ -------------------------------
                                 Weighted-
                                  Average        Weighted-                       Weighted-
Range of         Number          Remaining        Average         Number         Average
 Exercise      Outstanding       Contractual     Exercise       Outstanding      Exercise
  Prices       at 12/31/96          Life           Price        at 12/31/96       Price
------------   --------------   --------------   ------------   --------------   -----------
$35 to $42         93,727        3.2 years           $ 41           35,435          $ 40
 43 to  44        203,500        3.8                   43           89,569            43
 45 to  46        434,540        2.5                   45          304,733            45
 48 to  53        146,000        4.4                   48           31,736            49
                  --------                                         --------
                  877,767        3.2                   45          461,473            45
                  ========                                         ========

     Executive Stock Purchase Plan

     In August 1994, pursuant to the 1994 Executive Stock Purchase Plan ("Executive Stock Purchase Plan"), whose purpose was to increase stock ownership of the Company's Executive Officers, the Company granted 124,272 options under the 1992 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $42.625. These options were exercisable only on the date granted and stock was issued from treasury shares. A note was obtained from the officers and collateralized by the stock. In addition, each participant has entered into a risk sharing agreement which, among other things, limits the gains and losses associated with the stock in the event of a future sale (See
Note 13).

Note 8. Special and Restructuring Charges

     In 1995, the Company incurred special charges to outsource existing warehousing and distribution operations. In 1994, the Company substantially completed the reorganization of certain administrative and corporate functions begun in 1991. These actions, as well as other measures taken over the past four years, are expected to hold down operating costs and increase efficiency. A summary of the principal actions taken in 1995 and 1994, and the related costs, is set forth in the table below:

Years ended December 31,                               1995         1994
---------------------------------------------------   ----------   ---------
In thousands, except per share amounts
Severance   .......................................    $ 2,850      $ 3,560
Facilities sale and consolidation   ...............      2,788        1,982
Inventory relocation    ...........................        315           --
Disposal of tangible and intangible assets   ......        250          971
Consulting  .......................................        830           --
                                                       --------     --------
                                                         7,033        6,513
Income tax benefit   ..............................      2,743        2,475
                                                       --------     --------
Net charge to operations   ........................    $ 4,290      $ 4,038
                                                       ========     ========
Per share cost    .................................    $  0.31      $  0.29
                                                       ========     ========

     The Company eliminated approximately 191 positions as a result of these actions. As of December 31, 1996, approximately $6.4 million had been paid to employees in the form of salary continuance and other benefits related to these restructurings. Also, the liabilities related to above noted charges have been materially settled at the end of 1996. There were no material differences between the amounts accrued above and the payments against the liabilities recognized.


     In addition to the charges noted above and in connection with the acquisition of Heath, a non-recurring charge of $49.3 million ($30.0 after-tax), or $2.17 per share, was recognized in 1995. This charge is principally comprised of integration costs, indirect costs of the acquisition, and adjustments to reflect strategic decisions made and actions taken subsequent to the acquisition to state certain inventories and book plates at estimated net realizable values (See Note 2).

Note 9. Preferred Stock Purchase Plan

     In December 1988, the Company adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. The Rights are attached to the common stock and do not have voting or dividend rights, and until they become exercisable, can have no dilutive effect on Company earnings. Each Right, when exercisable, entitles the holder to purchase at an exercise price of $125 on one- thousandth of a share of Series A Junior Participating Preferred Stock. The Rights will become exercisable after a person or group has acquired ownership of 20% or more of the outstanding common stock, or the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the common stock, or the determination by the Continuing Directors that a person or group which has acquired a substantial amount (at least 15%) of the outstanding common stock is an Adverse Person (as defined in the Rights Agreement). Any declaration by the Continuing Directors that a person is an Adverse Person, any acquisition of 30% or more of the outstanding common stock (except pursuant to an offer the Outside Directors have determined is fair to, and in the best interest of, the Company and its stockholders), and certain mergers, sales of assets, or other "self-dealing" transactions with a holder of 20% or more of the outstanding common stock, may entitle each Right holder, other than the potential acquirer, to receive upon exercise of each Right an amount of common stock, or common stock of the acquirer in the case of certain mergers or sales of assets, having a market value equal to twice the exercise price of the Right. In general, the Company may redeem the Rights in whole at a price of $0.05 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Company may not redeem the Rights if the Continuing Directors have declared someone to be an Adverse Person. The Rights will expire in December 1998.

Note 10. Commitments and Contingencies

     Operating lease obligations

     The Company has leases for various real property, office facilities, and warehouse equipment which expire at various dates. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.


     The future minimum rental commitments under all noncancelable leases for real estate and equipment are payable as follows:

Years                             In thousands
-------------------------------   --------------
1997                                $ 14,125
1998                                  13,675
1999                                  12,488
2000                                  11,764
2001                                  11,658
Thereafter                            53,660
                                     ---------
Total minimum lease payments        $ 117,370
                                     =========


     Rent expense, net of sublease income, was approximately $16.7 million in 1996; $13.0 million in 1995; and $11.6 million in 1994.

     Contingencies

     The Company is involved in ordinary and routine litigation incidental to its business. There are no such matters pending that the Company expects to be material in relation to its financial condition or results of operations.

Note 11. Software Division Public Offering

     In March 1994, the Company's former wholly-owned Software Division, a developer of software tools for proofreading, reference, and information management, completed an initial public offering of 6.9 million shares at an offering price of $7.50 per share for total consideration of $51.8 million. In connection with the public offering, the Company received a cash dividend of $32.9 million from the newly-formed successor com pany, INSO. An after-tax gain of $22.8 million, or $1.65 per share, was recognized in connection with the public offering. Deferred taxes were recognized on the transaction. Upon completion, the assets, businesses, and employees of the Software Division were transferred to INSO. The Company retained an ownership interest of approximately 40% in the successor company subsequent to the transfer. In addition, the Company and INSO had entered into a service agreement whereby certain general administrative services were provided by the Company and reimbursed by INSO. A portion of the facilities leased by the Company were placed under a subleasing agreement which was terminated in May 1995.


     During 1995, the Company's Trade & Reference Division sold to INSO certain properties and rights relating to the Information Please[RegTM] almanac product line for $3.3 million. At the time of the sale, the Company held a 40% equity stake in INSO, and accordingly, $1.3 million of the gain was deferred, and is being recognized as income by the Company over a period of three years.


     In August 1995, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $32.74 for total consideration of $39.3 million. As a result, the Company's equity ownership reduced to approximately 36%. A gain of $13.1 million, $7.8 million after-tax, or $0.56 per share, was recorded representing the Company's portion of the increase in INSO's net assets. On September 1, 1995, INSO effected a two-for-one common stock split in the form of a 100% stock dividend. All INSO share references have been restated to reflect the effects of the stock split.


     In 1996, the Company received $38.6 million in proceeds from the sale of 770,000 shares of INSO common stock. As a result of the sales, the Company recorded a gain of approximately $34.3 million ($19.9 million after-tax), or $1.43 per share. The Company's equity ownership in INSO, after the sale of common stock, is approximately 30%.


     The Company records its pro-rata share of income and losses and the impact of INSO's equity activities, if any, on a quarterly basis, in arrears. In the fourth quarter of 1996, INSO sold additional shares in a public offering. In the first quarter of 1997, the Company will record an estimated gain of $15 million associated with these sales.

Note 12. Disclosures about Fair Value of Financial Instruments

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

                                                      1996                          1995
                                           ----------------------------- ------------------------------
                                           Carrying         Fair         Carrying         Fair
In thousands                                Amount         Value          Amount         Value
----------------------------------------   -----------   -------------   -----------   -------------
Financial assets:
 Cash, cash equivalents, and marketable
 securities  ...........................   $  12,146       $  12,146     $  17,305       $  17,305
 Investments:
  INSO    ..............................      13,861         152,909        24,558         186,200
  Cassell PLC   ........................       2,389           2,389         2,389           2,389
Financial liabilities:
 SAILS    ..............................    (126,643)       (144,000)     (126,643)       (136,900)
 7.00% notes    ........................    (124,791)       (121,650)           --              --
 7.125% notes   ........................     (99,565)        (99,410)      (99,505)       (104,950)
 Credit facility   .....................     (90,000)        (90,000)     (200,000)       (200,000)
 5.83% notes    ........................     (40,000)        (39,940)           --              --
 6.07% notes    ........................     (40,000)        (39,772)           --              --
 6.29% notes    ........................     (20,000)        (19,860)           --              --
 Commercial paper  .....................          --              --      (144,612)       (144,612)
Off-balance-sheet instruments losses:
 Interest rate-lock   ..................          --              --            --          (2,957)


     The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 1996 and 1995, and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future values. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Cash, cash equivalents, marketable securities, and commercial paper

     The carrying amount approximates fair value due to the short-term maturity of the instruments.

     Investments

     The fair value of the Company's investments is estimated based on the quoted market prices for these securities at December 31, 1996 and 1995. The fair value of the 3.3 million shares of the investment in INSO has been reduced to $39.44 per share to reflect the threshold appreciation price. This is the maximum amount the Company can realize upon redemption of the SAILS (See Note 4). Included in the book and fair value of Cassell PLC is approximately $1.9 million of deferred tax benefit.

     Long-term debt

     The fair value of the SAILS and notes is estimated based upon quoted market prices. The carrying amount of the credit facility approximates fair value because of the renewing feature of the facility.

     Off-balance-sheet financial instruments gains (losses)

     The fair value of interest rate swap and interest rate-lock agreements (used for purposes other than trading) is the estimated amount that the Company would pay to terminate the agreement, taking into account interest rates and the credit-worthiness of the swap counterparty. There were no interest rate swap agreements outstanding at December 31, 1996 and 1995. There were no interest rate-lock agreements outstanding at December 31, 1996. The Company does not enter into speculative or leveraged derivative transactions.

Note 13. Related Parties

     The Company presently holds notes receivable for a total of $5.9 million from certain corporate officers and members of the Board of Directors. The Company provided financing in 1994 to effect the purchase of an aggregate of 138,272 shares of the Company's common stock pursuant to the 1994 Executive Stock Purchase Plan and the 1994 Non-Employee Director Stock Purchase Plan at the fair market value on August 27, 1994, of $42.625 per share. The loans bear an interest rate of 8% and are due in the fourth quarter of 1999. Loans made to officers are collateralized by the shares of common stock purchased and supported by a risk-sharing agreement which provides, among other things, for the Company to share in 50% of the gain on any shares sold before the third anniversary, and to share in 50% of the loss on any shares sold after the third anniversary. Loans provided to members of the Board of Directors are unsecured. A director who sells shares purchased with Company financing is responsible for 100% of any resulting loss. The notes receivable are shown as a reduction in stockholders' equity in the consolidated financial statements. In 1996, the Company recognized approximately $0.4 million in interest income in connection with the outstanding loans.

Note 14. Segment Information

     The Company's principal business is publishing and is divided into two segments: (a) textbooks and other educational materials and services for the school and college markets; and (b) general publishing, including fiction, nonfiction, software, children's books, and reference materials.


     A comparative summary of segment information for the years 1996, 1995, and 1994 appears below. Net corporate expenses include certain corporate officer compensation costs, certain corporate development costs, certain occupancy costs, stockholder reporting expenses, legal costs, and consulting fees. Corporate assets are principally cash and cash equivalents, marketable securities, and deferred income taxes.

                                                Textbooks and
                                               other educational
                                               materials and             General
In thousands                                       services             publishing         Corporate      Consolidated
--------------------------------------------   -------------------   -------------------   ------------   --------------
1996
Net sales  .................................        $ 636,055                 $ 81,808       $     --        $ 717,863
                                                    ---------                 ----           --------        ---------
Segment income (loss)  .....................         113,371                    (5,138)            --          108,233
                                                    ---------                 ----           --------        ---------
Net corporate expenses    ..................              --                        --        (20,851)         (20,851)
Gain on sale of INSO common stock  .........              --                    34,261             --           34,261
Interest expense, net  .....................              --                        --        (40,875)         (40,875)
Equity in losses of INSO  ..................              --                    (6,815)            --           (6,815)
                                                    ---------                 ----           --------        ---------
Income (loss) before taxes   ...............         113,371                    22,308        (61,726)          73,953
                                                    ---------                 ----           --------        ---------
Identifiable assets    .....................         816,609                    90,906         83,426          990,941
Acquired assets  ...........................          15,501                        --             --           15,501
                                                    ---------                 ----           --------        ---------
Total assets  ..............................         832,110                    90,906         83,426        1,006,442
                                                    ---------                 ----           --------        ---------
Depreciation and amortization   ............          79,529                     1,403          3,403           84,335
Purchase of property, plant, and equipment,
 including book plates    ..................          67,651                     1,139          6,153           74,943
                                                    =========                 ====           ========        =========

                                                          Textbooks and
                                                         other educational
                                                         materials and          General
In thousands                                                 services          publishing      Corporate      Consolidated
------------------------------------------------------   -------------------   -------------   ------------   --------------
1995
Net sales   ..........................................        $ 441,800           $87,222        $     --        $ 529,022
                                                               --------           -------        --------        ---------
Segment income (loss)   ..............................           63,817            (8,520)             --           55,297
                                                               --------           -------        --------        ---------
Net corporate expenses  ..............................               --                --         (16,018)         (16,018)
Special charges related to the acquisition of
 Heath   .............................................          (49,230)               --              --          (49,230)
Special charges   ....................................           (3,825)           (2,700)           (508)          (7,033)
Gain on sale of warehouse  ...........................               --             3,889              --            3,889
Gain on equity transactions of INSO    ...............               --            13,102              --           13,102
Interest expense, net   ..............................               --                --         (13,008)         (13,008)
Equity in earnings of INSO    ........................               --             1,557              --            1,557
                                                               --------           -------        --------        ---------
Income (loss) before taxes    ........................           10,762             7,328         (29,534)         (11,444)
                                                               --------           -------        --------        ---------
Identifiable assets  .................................          366,816           114,169         112,576          593,561
Acquired assets   ....................................          452,888                --              --          452,888
                                                               --------           -------        --------        ---------
Total assets   .......................................          819,704           114,169         112,576        1,046,449
                                                               --------           -------        --------        ---------
Depreciation and amortization    .....................           47,393             1,655           3,378           52,426
Purchase of property, plant, and equipment,
 including book plates  ..............................           50,566               932           2,780           54,278
                                                               ========           =======        ========        =========
1994
Net sales from ongoing operations   ..................        $ 387,427          $ 93,811        $     --        $ 481,238
Net sales from former Software Division   ............               --             1,838              --            1,838
                                                               --------           -------        --------        ---------
Net sales   ..........................................          387,427            95,649              --          483,076
                                                               --------           -------        --------        ---------
Income from ongoing operations   .....................           68,216             7,275              --           75,491
Income from former Software Division   ...............               --               117              --              117
                                                               --------           -------        --------        ---------
Segment income    ....................................           68,216             7,392              --           75,608
                                                               --------           -------        --------        ---------
Net corporate expenses  ..............................               --                --         (15,631)         (15,631)
Special charges   ....................................           (4,575)             (502)         (1,436)          (6,513)
Gain on sale of interest in Software Division   ......               --            36,212              --           36,212
Interest expense, net   ..............................               --                --          (6,509)          (6,509)
Equity in earnings of INSO    ........................               --             1,973              --            1,973
                                                               --------           -------        --------        ---------
Income (loss) before taxes and extraordinary
 items   .............................................           63,641            45,075         (23,576)          85,140
                                                               --------           -------        --------        ---------
Identifiable assets  .................................          172,799            99,121          95,004          366,924
Acquired assets   ....................................          130,342                --              --          130,342
                                                               --------           -------        --------        ---------
Total assets   .......................................          303,141            99,121          95,004          497,266
                                                               --------           -------        --------        ---------
Depreciation and amortization    .....................           39,439             1,692           3,285           44,416
Purchase of property, plant, and equipment,
 including book plates  ..............................           30,410             1,277           2,033           33,720
                                                               ========           =======        ========        =========

 S U M M A R Y  O F  Q U A R T E R L Y  R E S U L T S  O F  O P E R A T I O N S


         (Unaudited, in thousands of dollars except per share amounts)

                                                        First         Second         Third         Fourth
1996                                                   Quarter       Quarter        Quarter        Quarter        Year
                                                       -----------   -----------   ------------   ------------   ----------
Net sales    .......................................     $ 62,835      $178,214      $356,669       $ 120,145    $717,863
Gross profit (net sales less cost of sales)   ......       12,740        93,873       219,827          61,737     388,177
Net income (loss)  .................................     $(22,130)     $  9,514      $ 76,047       $ (19,809)   $ 43,622
                                                         ========      ========      =========      =========    ========
Per share:
Net income (loss)  .................................     $  (1.60)     $   0.68      $   5.45       $   (1.42)   $   3.13
                                                         ========      ========      =========      =========    ========
1995
Net sales    .......................................     $ 50,505      $104,655      $ 267,893      $ 105,969    $529,022
Gross profit (net sales less cost of sales)   ......       10,624        48,840       165,964          32,558     257,986
Net income (loss)  .................................     $(18,532)     $ (5,104)     $ 68,070       $ (51,677)   $ (7,243)
                                                         ========      ========      =========      =========    ========
Per share:
Net income (loss)  .................................     $  (1.34)     $  (0.37)     $   4.93       $   (3.74)   $  (0.52)
                                                         ========      ========      =========      =========    ========

     The above quarterly information indicates the seasonal fluctuations of the Company's educational publishing business.


     The improved quarterly results for 1996 are primarily due to the acquisition of Heath. Net sales increased due to the significant expansion of the product lines from the addition of Heath publications and also from the development of new programs. Improvement in gross profit and net income is directly related to operating efficiencies achieved through the Heath acquisition.


     During 1996, the Company recorded a gain relating to the sales of INSO shares. A gain of $14.2 million ($8.2 million after-tax), or $0.60 per share, was recognized in the first quarter on the sale of 343,000 shares; in the second quarter a gain of $8.7 million ($5.1 million after-tax), or $0.36 per share, was recognized on the sale of 194,500 shares; during the third quarter a $9.6 million gain ($5.6 million after-tax), or $0.40 per share, was recognized on the sale of 200,000 shares; and in the fourth quarter a $1.8 million gain ($1.1 million after-tax), or $0.08 per share, was recognized on the sales of 32,500 shares.

     The second quarter of 1996 included a one-time acquisition charge of $1.4 million ($0.8 million after-tax), or $0.06 per share, relating to the Company's investment in INSO resulting from INSO's acquisition of ImageMark Software Labs, Inc. During the fourth quarter, a one-time acquisition charge of $10.3 million ($6.4 million after-tax), or $0.46 per share, was recognized relating to INSO's acquisition of Electronic Book Technologies, Inc.


     The second quarter of 1995 included a charge related to the Company's corporate and domestic publishing operations which are of an unusual nature.
Note 8 to the consolidated financial statements describes the trans- actions and related financial statement impact. Also included in the second quarter is a one-time acquisition charge of $2.2 million, or $0.16 per share, relating to its investment in INSO resulting from INSO's acquisition of Systems Compatibility Corporation.


     The fourth quarter of 1995 included an after-tax charge of $30.0 million related to the Heath acquisition. Note 2 describes this transaction.


     The third quarter of 1995 included an estimated after-tax gain of $8.9 million, or $0.64 per share, due to an additional public offering of 1.2 million shares of INSO common stock. The fourth quarter of 1995 includes an after-tax loss of $1.1 million, or $0.08 per share, as an adjustment to the previously recorded estimated gain. Note 11 to the consolidated financial statements describes these transactions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Company

     Information with respect to directors is incorporated herein by reference to the Proxy Statement for the 1997 Annual Meeting of Stockholders ("1997 Proxy Statement"), and information with respect to Executive Officers is set forth following Part I, Item 4 of this report under the heading "Executive Officers of the Company" on pages 4 through 5 herein.

Item 11. Executive Compensation

     Incorporated herein by reference to the 1997 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by reference to the 1997 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

   Incorporated herein by reference to the 1997 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statements and Schedule, and Reports on Form 8-K

(a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page 12.

    2. Financial Statement Schedule for the three years ended December 31, 1996:
       II--Consolidated Valuation and Qualifying Accounts Page 35
       All other Schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or they are not required submissions.

    3. The Exhibits listed in the accompanying Index to Exhibits set forth on page 37 herein are filed as part of this Report and are included only on the Form 10-K filed with the Securities and Exchange Commission.

(b)    Reports on Form 8-K filed in the fourth quarter of 1996

       None.

                            HOUGHTON MIFFLIN COMPANY
                  SCHEDULE II--CONSOLIDATED VALUATION ACCOUNTS


                 Years ended December 31, 1996, 1995, and 1994

                           (In thousands of dollars)

                                                           Additions
                                           Balance at       charged                           Balance
                                           beginning       (credited)        Acquired         at end
                                            of year        to income       (retirements)      of year
                                           -------------   -------------   ----------------   ----------
1996
Allowance for book returns  ............     $ 21,698         $ (3,369)         $6,837 (1)    $ 25,166
Allowance for authors' advances   ......       21,848            2,793          (3,666)(2)      20,975
1995
Allowance for book returns  ............     $ 12,836         $  2,340          $6,522        $ 21,698
Allowance for authors' advances   ......       11,079            9,557           1,212          21,848
1994
Allowance for book returns  ............     $ 12,325         $    511          $  --         $ 12,836
Allowance for authors' advances   ......       11,866            2,593          (3,380)         11,079

(1) This amount represents the estimated book returns for products published by DK Publishing, Inc. and distributed by the Company. These book returns will reduce future payments to DK Publishing, Inc.


(2) Approximately $2.1 million represents the final purchase adjustments for the allowance for author advances related to the Heath acquisition. In addition, the Company has written off approximately $5.8 million of author advances.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOUGHTON MIFFLIN COMPANY

                                        Registrant

                                                /s/ Nader F. Darehshori

                                        By: ------------------------------------
                                                   Nader F. Darehshori
                                          Chairman of the Board, President, and
                                                 Chief Executive Officer

March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Nader F. Darehshori         Chairman of the Board, President,
----------------------           and Chief Executive Officer, Director       March 24, 1997
  Nader F. Darehshori
  /s/ Gail Deegan               Executive Vice President,
----------------------           Chief Financial Officer, and Treasurer      March 24, 1997
  Gail Deegan
/s/ Michael J. Lindgren         Vice President and Controller
----------------------
  Michael J. Lindgren                                                        March 24, 1997
 /s/ Joseph A. Baute            Director
----------------------
  Joseph A. Baute                                                            March 24, 1997
 /s/ James O. Freedman          Director
----------------------
  James O. Freedman                                                          March 24, 1997
 /s/ Mary H. Lindsay            Director
----------------------
  Mary H. Lindsay                                                            March 24, 1997
/s/ Charles R. Longsworth       Director
----------------------
  Charles R. Longsworth                                                      March 24, 1997
  /s/ John F. Magee             Director
----------------------
  John F. Magee                                                              March 24, 1997
/s/ Claudine B. Malone          Director
----------------------
  Claudine B. Malone                                                         March 24, 1997
/s/ Alfred L. McDougal          Director
----------------------
  Alfred L. McDougal                                                         March 24, 1997
  /s/ George Putnam             Director
----------------------
  George Putnam                                                              March 24, 1997
/s/ Ralph Z. Sorenson           Director
----------------------
  Ralph Z. Sorenson                                                          March 24, 1997
  /s/ DeRoy C. Thomas           Director
----------------------
  DeRoy C. Thomas                                                            March 24, 1997

                            HOUGHTON MIFFLIN COMPANY
                                INDEX TO EXHIBITS

                                (Item 14(a)(3))

Exhibit No.                Description of Document                           Page Number in this report
------------- -------------------------------------------------- ---------------------------------------------------
(3)(i)         Restated Articles of Organization of the           Filed as Exhibits (4.1) and (4.2) to Registration
               Company                                            Statement No. 33-14850 as amended, and
                                                                  incorporated herein by reference thereto
               Amendment to Restated Articles of                  Filed as Exhibit (3)(i) to Form 10-K for the year
               Organization of the Company in the form of a       ended December 31, 1995, and incorporated
               certificate of vote of directors establishing a    herein by reference thereto
               series of a class of stock
(3)(ii)        By-laws of the Company                             Filed as Exhibit (3)(ii) to Form 10-K for the
                                                                  year ended December 31, 1995, and
                                                                  incorporated herein by reference thereto
(4)            Registration Statement under the Securities        Filed on June 20, 1967, and incorporated herein
               Exchange Act of 1934 on Form 10 dated June         by reference thereto
               20, 1967, as amended, with particular reference
               to the description of the common stock of the
               Company
               Rights Agreement between the Company and           Filed as Exhibit (4) to Form 10-K for the year
               the First National Bank of Boston, as Rights       ended December 31, 1995, and incorporated
               Agent                                              herein by reference thereto
               Registration Statement under the Securities        Filed September 4, 1992, and incorporated
               Exchange Act of 1934 on Form S-3 dated             herein by reference thereto
               September 4, 1992
               Indenture dated as of March 15, 1994 between       Filed as Exhibit (4.1) to Registration Statement
               the Company, as successor trustee to the First     No. 33-51700 as amended, and incorporated
               National Bank of Boston                            herein by reference thereto
               First Supplemental Indenture dated as of July      Filed as Exhibit (4.2) to Registration Statement
               27, 1995 between the Company and State Street      No. 33-64903 as amended, and incorporated
               Bank and Trust Company, as successor trustee       herein by reference thereto
               to the First National Bank of Boston
               Registration Statement under the Securities Act    Filed on December 11, 1995 and incorporated
               of 1933 on Form S-3 dated December 11, 1995        herein by reference hereto
(10)(ii)       Lease between Two Twenty Two Berkeley              Page 39
(D)            Venture, as landlord, and Houghton Mifflin
               Company, as tenant
               Lease between New England Mutual Life              Page 125
               Insurance Company, as sublandlord, and
               Houghton Mifflin Company, as subtenant
(10)(iii)      Benefits Trust Agreement between Houghton          Filed as Exhibit (10)(ii)(C) to Form 10-K for the
(A)            Mifflin Company and State Street Bank and          year ended December 31, 1992, and
               Trust Company dated June 3, 1992                   incorporated herein by reference thereto
               Severance Agreement between the Company            Filed as Exhibit (10)(iii)(A) to Form 10-K for
               and Mr. Darehshori                                 the year ended December 31, 1995, and
                                                                  incorporated herein by reference thereto
               Form of Senior Executive Severance Agreement       Filed as Exhibit (10)(iii)(A) to Form 10-K for
                                                                  the year ended December 31, 1995, and
                                                                  incorporated herein by reference thereto
               Form of Key Managers' Severance Agreement          Filed as Exhibit (10)(iii)(A) to Form 10-K for
                                                                  the year ended December 31, 1995, and
                                                                  incorporated herein by reference thereto

Exhibit No.               Description of Document                         Page Number in this report
------------- ------------------------------------------------ -------------------------------------------------
               Supplemental Benefits Plan                       Filed as Exhibit (10)(iii)(A) to Form 10-K for
                                                                the year ended December 31, 1995, and
                                                                incorporated herein by reference thereto
               Non-Employee Directors Retirement Benefit        Filed as Exhibit (10)(iii)(A) to Form 10-K for
                                                                the year ended December 31, 1995, and
                                                                incorporated herein by reference thereto
               1996 Senior Executive Incentive Compensation     Page 143
               Plan
               Restricted Stock Agreement between the           Page 149
               Company and Mr. Darehshori
               Restricted Stock Agreement between the           Page 155
               Company and Ms. Deegan
               1995 Stock Compensation Plan                     Page 161
               Trust Agreement for the Houghton Mifflin         Filed as Exhibit (10)(iii)(A) to Form 10-K for
               Pension Plan with State Street Bank and Trust    the year ended December 31, 1995, and
               Company                                          incorporated herein by reference thereto
               1994 Executive Stock Purchase Plan               Filed as Exhibit (10)(iii)(A) to Form 10-Q for
                                                                the quarter ended September 30, 1994, and
                                                                incorporated by reference thereto
               Form of Option Grant and Exercise Agreement      Filed as Exhibit (10)(iii)(A) to Form 10-Q for
                                                                the quarter ended September 30, 1994, and
                                                                incorporated by reference thereto
               Non-Employee Directors Stock Purchase Plan       Filed as Exhibit (10)(iii)(A) to Form 10-Q for
                                                                the quarter ended September 30, 1994, and
                                                                incorporated by reference thereto
               Forms of Stock Purchase Agreement                Filed as Exhibit (10)(iii)(A) to Form 10-Q for
                                                                the quarter ended September 30, 1994, and
                                                                incorporated by reference thereto
(12)           Computation of Ratio of Earnings to Fixed        Page 165
               Charges
(21)           List of Subsidiaries                             Page 166
(23)           Consent of Experts and Counsel                   Page 167
(27)           Financial Data Schedule                          Page 168