Form 10-Q
period 1997-03-31
HOUGHTON MIFFLIN CO
filed 1997-05-12
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD FROM JANUARY 1, 1997 TO MARCH 31, 1997
                         COMMISSION FILE NUMBER 1-5406

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ________________ to _________________


                            -------------------------


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


                                 Not applicable
         ----------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes  [X]    No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

           Class                                  Outstanding at April 30, 1997
-----------------------------                     -----------------------------
Common Stock, $1 par value                                 14,969,268
Preferred Stock Purchase                                   14,969,268
Rights



                                     1 of 15

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                       Page No.


Part I. Financial Information

Item 1. Financial Statements:

  Consolidated Condensed Balance Sheets
      March 31, 1997 and 1996 and December 31, 1996                     3 - 4

  Consolidated Condensed Statements of Operations
      and Retained Earnings -- Three Months Ended
      March 31, 1997 and 1996                                               5

  Consolidated Condensed Statements of Cash Flows
      Three Months Ended March 31, 1997 and 1996                            6

  Notes to Unaudited Consolidated Condensed
      Financial Statements                                              7 - 8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                            9 - 13




Part II.  Other Information

  Item 4. Submission of Matters to a Vote of Security Holders              14

  Item 6. Exhibits and Reports on Form 8-K                                 14

      Signatures                                                           15

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                          MARCH 31,      MARCH 31,    DECEMBER 31,
                                                            1997           1996           1996
                                                         ----------     ----------     ----------
ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents                              $    5,144     $    2,790     $   11,534
  Marketable securities available
    for sale, at fair value                                     614            604            612

  Accounts receivable                                       113,012        120,010        189,978
    Less: allowance for book returns                         15,487         13,052         25,166
                                                         ----------     ----------     ----------
                                                             97,525        106,958        164,812
  Inventories
    Finished goods                                          143,293        137,919        124,263
    Work in process                                           9,707         18,819          9,162
    Raw materials                                             7,019         10,597          5,122
                                                         ----------     ----------     ----------
                                                            160,019        167,335        138,547

  Income taxes                                               39,522         44,715         20,551
  Prepaid expenses                                           10,275         11,155          1,913
                                                         ----------     ----------     ----------

    Total current assets                                    313,099        333,557        337,969

  Property, plant, and equipment and book
    plates (net of accumulated depreciation
    and amortization of $134,801 in 1997,
    $129,343 in 1996 and $144,648
    at December 31, 1996)                                   123,600        131,902        116,447

  Intangible assets, net                                    479,165        466,707        485,766

  Other assets                                               86,182         77,512         66,260

                                                         ----------     ----------     ----------
                                                         $1,002,046     $1,009,678     $1,006,442
                                                         ==========     ==========     ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                      MARCH 31,        MARCH 31,        DECEMBER 31,
                                                        1997              1996             1996
                                                     ----------       ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                   $   78,889       $   72,171       $   57,585
  Commercial paper                                       96,190           79,090              -
  Royalties                                              15,392           27,062           38,154
  Salaries, wages, and commissions                        2,452              947           19,408
  Other accrued expenses                                 24,845           26,562           30,783
  Current portion of long-term debt                      40,000              -             40,000
                                                     ----------       ----------       ----------
     Total current liabilities                          257,768          205,832          185,930

  Long-term debt                                        451,019          550,936          500,999
  Accrued royalties                                       1,763            2,427            1,899
  Other liabilities                                      20,379           15,705           19,666
  Accrued post retirement medical benefits               27,805           27,146           27,655

Stockholders' equity
  Preferred stock, $1 par value;
    500,000 shares authorized, none issued                    -                -                -
  Common stock, $1 par value;
    70,000,000 shares authorized;
    14,961,044 shares issued                             14,961           14,759           14,781
  Capital in excess of par value                         51,937           30,102           43,476
  Retained earnings                                     228,428          203,071          258,779
                                                     ----------       ----------       ----------
                                                        295,326          247,932          317,036
  Less:
  Notes receivable from purchase agreement               (5,980)          (6,254)          (5,916)
  Unearned compensation related to outstanding
    restricted stock                                     (8,737)            (565)          (1,563)
  Common shares held in treasury, at cost
    (94,852 shares in 1997, 218,963
    shares in 1996 and 115,390 shares
    at December 31, 1996)                                (2,037)          (4,644)          (2,448)
  Benefits trust assets, at market                      (35,260)         (28,837)         (36,816)
                                                     ----------       ----------       ----------

       Total stockholders' equity                       243,312          207,632          270,293

                                                     ----------       ----------       ----------
                                                     $1,002,046       $1,009,678       $1,006,442
                                                     ==========       ==========       ==========


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                              1997           1996
                                                            --------       --------
Net sales by industry segment:
   Educational publishing                                   $ 51,367       $ 43,285
   General publishing                                         17,380         19,550
                                                            --------       --------
                                                              68,747         62,835

Costs and expenses:
   Cost of sales                                              52,223         50,095
   Selling and administrative                                 67,953         56,829
                                                            --------       --------
                                                             120,176        106,924

Operating loss                                               (51,429)       (44,089)

Other income (expense):
   Gain on equity transactions of INSO Corporation            14,904            -
   Gain on sale of INSO Corporation common stock                 -           14,243
   Net interest expense                                       (9,376)        (9,608)
   Equity in earnings of INSO Corporation                      1,612          1,299
   Other expense                                                  (7)           -
                                                            --------       --------
                                                               7,133          5,934

                                                            --------       --------
Loss before taxes                                            (44,296)       (38,155)

Income tax (benefit) provision                               (17,420)       (16,025)
                                                            --------       --------

Net loss                                                     (26,876)       (22,130)

Retained earnings at beginning of period                     258,779        228,528

Valuation allowance on noncurrent marketable
   equity securities                                             (71)           -

Dividends declared                                            (3,404)        (3,327)

                                                            --------       --------
Retained earnings at end of period                          $228,428       $203,071
                                                            ========       ========

Net loss per common share                                   $  (1.89)      $  (1.60)

Average number of common shares                               14,187         13,866

Cash dividends paid per common share                        $   0.24       $   0.24


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                            (UNAUDITED; IN THOUSANDS)

                                                              1997           1996
                                                            --------      ---------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net loss                                                  $(26,876)     $ (22,130)
  Adjustments to reconcile net loss to
  net cash used in operating activities
    Equity in (earnings) losses of INSO Corporation           (1,612)        (1,299)
    Depreciation and amortization                             13,562         13,168
    Gain on equity transactions of INSO Corporation and
      sale of INSO Corporation stock                         (14,904)       (14,243)

    Changes in operating assets and liabilities:
      Accounts receivable                                     67,287         75,886
      Inventories                                            (21,472)       (27,408)
      Accounts payable                                        21,304        (11,612)
      Royalties                                              (22,872)       (22,385)
      Deferred and income taxes payable                      (18,971)       (16,243)
      Salaries, wages, and commissions                       (16,956)       (17,804)
      Other, net                                             (12,794)       (19,239)
                                                            --------      ---------

      NET CASH USED IN OPERATING ACTIVITIES                  (34,304)       (63,309)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Proceeds from the sales of INSO Corporation stock              -           16,136
  Book plate expenditures                                    (11,722)       (14,433)
  Acquisition of publishing assets                            (2,336)        (7,500)
  Property, plant, and equipment expenditures                 (1,955)        (1,176)
                                                            --------      ---------

      NET CASH USED IN INVESTING ACTIVITIES                  (16,013)        (6,973)


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Dividends paid on common stock                              (3,404)        (3,327)
  Issuance (repayment) of commercial paper                    96,190        (65,522)
  Issuance of long-term financing                             40,000        224,788
  Repayment of long-term financing                           (90,000)      (100,000)
  Exercise of stock options                                    1,205            432
  Other                                                          (64)           -
                                                            --------      ---------

      NET CASH PROVIDED BY FINANCING ACTIVITIES               43,927         56,371

Decrease in cash and cash equivalents                         (6,390)       (13,911)
Cash and cash equivalents at beginning of period              11,534         16,701
                                                            --------      ---------
Cash and cash equivalents at end of period                  $  5,144      $   2,790
                                                            ========      =========

Supplementary disclosure of cash flow information:
  Income taxes paid                                         $  1,512      $     233
  Interest paid                                             $  7,892      $   9,005



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

     Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 1997 interim financial statements.

(2)  INSO Corporation
     ----------------

     In March 1994, the Company spun off its former Software Division in an initial public offering. The equity interest in INSO Corporation ("INSO"), the successor company, was approximately 40% after the offering. The Company's recognition of earnings from its investment in INSO is based upon the equity method of accounting. Accordingly, the Company records its pro-rata share of income and losses and the impact of INSO's equity activities on a quarterly basis in arrears.

     In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $47.27 for a total consideration of $56.7 million. A gain of $14.9 million ($8.6 million after-tax), or $0.61 per share, was recorded representing the Company's portion of the increase in INSO's net equity. As of March 31, 1997, the Company's equity ownership has been reduced to approximately 27%.

(3)  Intangible Assets
     -----------------

     Intangible assets consist of the following (in thousands):

                                               March 31,            December 31,
                                         1997           1996           1996
                                      --------        --------       --------
     Goodwill                         $510,835        $472,290       $510,500
     Publishing rights                  16,623          18,523         16,787
     Other                               4,000           4,000          4,000
     Less: accumulated amortization    (52,293)        (28,106)       (45,521)
                                      --------        --------       --------
     Total                            $479,165        $466,707       $485,766
                                      ========        ========       ========

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(3) Intangible Assets (continued)
    -----------------

     The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company will adjust the book value of the intangible asset to the undiscounted net cash flow amount.

(4)  Earnings Per Share
     ------------------

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS 128") which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS 128, the dilutive effect of stock options will be excluded in calculating earnings per share. There is no material impact on net loss per share for the quarter ended March 31, 1997 and 1996 calculated under SFAS 128.



(5)  Subsequent Events
     -----------------

     The Board of Directors, at its April 30, 1997 meeting, declared a quarterly dividend of $0.24 per share, payable on May 28, 1997, to shareholders of record on May 14, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


First-Quarter 1997 compared to First-Quarter 1996
-------------------------------------------------

The consolidated net loss was $26.9 million, or $1.89 per share, for the quarter ended March 31, 1997, compared to a net loss of $22.1 million, or $1.60 per share, for the same period in 1996. The Company recorded a gain of approximately $14.9 million ($8.6 million after-tax), or $0.61 per share, in the first-quarter of 1997 as the result of INSO's offering of common stock in the fourth quarter of 1996. The first-quarter of 1996 included a gain of approximately $14.2 million ($8.3 million after-tax), or $0.60 per share, on the sale of 343,000 shares of INSO common stock.

Excluding these non-recurring items, net loss for the first-quarter of 1997 would have been $35.5 million, or $2.50 per share, compared to a net loss of $30.4 million, or $2.20 per share, in the first-quarter of 1996. Higher selling costs related to 1997 adoption opportunities were the primary reason for the increased seasonal loss.

Net sales:

Net sales for the quarter ended March 31, 1997 were $68.7 million, an increase of 9% from the $62.8 million reported in the first-quarter of 1996. Educational publishing net sales increased $8.1 million, or 19%, to $51.4 million in the first-quarter of 1997, from last year's first-quarter net sales of $43.3 million, reflecting higher sales across all divisions. The School Division reading program, Houghton Mifflin Reading: Invitations to Literacy(C) 1996, earned strong sales in open territories as schools which adopted last year purchased additional product components. The language arts programs of McDougal Littell, the secondary school division, The Language of Literature(C) 1997 and The Writer's Craft(C) 1995, won large market shares last year, and many of the schools that adopted these programs in 1996 ordered additional materials during the first-quarter of 1997. Riverside Publishing's sales increased over the same period last year as a result of increases in custom contract sales, group assessment materials, and clinical sales. Great Source's sales increased over the first-quarter of 1996 as a result of increased Write Source product sales.

Net sales of $17.4 million from the general publishing segment in the first-quarter of 1997, decreased $2.2 million, or 11%, from last year's first-quarter net sales of $19.6 million. The decrease was due to lower sales of publishing rights and distribution income, offset somewhat by increased sales of adult books, which is in line with the change in strategy implemented in 1996. Houghton Mifflin Interactive's sales increased significantly, reflecting additional products available in the marketplace.

Cost of sales:

Cost of sales in the first-quarter of 1997 was $52.2 million, an increase of $2.1 million, or 4%, from $50.1 million in 1996, primarily as the result of higher sales. Despite this increase, cost of sales as a percent of sales decreased to 76% in 1997 from 80% in 1996. One of the reasons for this improvement in margin was lower editorial expenses. By combining the acquisitions of D.C. Heath and Company and McDougal Littell & Company with in-house development of new products, the Company has built a wide spectrum of products which are positioned to compete in a wealth of adoption opportunities in 1997, 1998 and 1999. Although management does not expect editorial expenses in 1997 to decline in absolute dollars, these costs are expected to be lower as a percent of sales as the Company supports the existing product base. The improvement in the margin was also due to plate amortization expense, which remained flat at $5.3 million.

Selling and administrative:

Selling and administrative expenses in the first-quarter of 1997 was $68.0 million, an increase of $11.2 million, or 20%, from $56.8 million in the first-quarter of 1996. This increase is primarily due to higher selling and distribution costs. Selling expense rose due to higher sampling and advertising costs and the addition of sales people to increase coverage in states where there are large number of adoption opportunities in 1997. Distribution cost increased due to the higher sales and sampling in the first-quarter of 1997 compared to the same period in 1996.

Other income and expense:

The Company recognized a gain of $14.9 million ($8.6 million after-tax), or $0.61 per share, in the first-quarter of 1997, representing the Company's portion of the increase in INSO's net equity as a result of INSO completing a public offering of 1.2 million shares of common stock at a net offering price of approximately $47 per share in the fourth quarter of 1996. In the first-quarter of 1996, the Company recorded a gain of $14.2 million ($8.2 million after-tax), or $0.60 per share, representing the gain realized on the sale of 343,000 shares of INSO common stock.

Net interest expense for the first-quarter of 1997 decreased $0.2 million to $9.4 million from the same period in 1996. The reduction is primarily a result of the paydown of $30.0 million of debt in the fourth quarter of 1996.

Income Taxes:

The tax benefit increased $1.4 million, or 9%, over the same period last year. This increase is the result of the higher operating loss in 1997, offset somewhat by a decrease in the tax rate to 39% in 1997 from 42% in 1996.

Liquidity and Capital Resources
-------------------------------

The Company's principal businesses are seasonal, with approximately 70% of net sales normally reported in the second and third quarters. The first and fourth quarters historically have contributed approximately 10% and 20%, respectively, of the Company's annual net sales.

This sales seasonality affects the Company's operating cash flow. A net cash deficit from all the Company's activities is normally incurred through the middle of the third quarter. This deficit is funded through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper. During the first-quarter of 1997, the Company used $6.4 million of cash on hand at year-end 1996, as well as $46.2 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments. During the first-quarter of 1996, the Company used $13.9 million of cash on hand at year-end 1995 and proceeds from the sale of INSO stock, as well as $59.3 million of net borrowings to cover its seasonal operating loss and working capital needs, and to fund publishing and capital investments.

Net cash used in operating activities was $34.3 million in the first-quarter of 1997, a $29.0 million decrease from $63.3 million in cash used in operations during the first-quarter of 1996. Net loss, excluding the gain on equity transaction of INSO and sale of INSO stock, increased $5.4 million. Changes in operating assets and liabilities provided $34.3 million more cash during the first-quarter of 1997 over the same period in 1996, primarily due to improved working capital management.

Cash required for investing activities was $16.0 million in the first-quarter of 1997, an increase of $9.0 million from $7.0 million required in the same period in 1996. Excluding the $16.1 million in proceeds the Company received from the sale of 343,000 shares of INSO common stock in the first-quarter of 1996, the cash required for investing activities decreased by $7.1 million, which was principally due to a $2.7 million decrease in bookplate expenditures and a $5.2 million decrease in acquisition of publishing assets from first-quarter of 1997 compared to the same period in 1996.

Net proceeds from financing decreased by $12.4 million in the first-quarter of 1997 from the same period in 1996, primarily due to lower working capital requirements. In March 1996, the Company completed the refinancing of the debt incurred in conjunction with the Heath acquisition by replacing short-term bank financing with $125 million of long-term debt and $100 million of medium-term notes. Proceeds from these issuances were used to repay $125 million of the commercial paper and $100 million of the five-year credit facility drawn upon in conjunction with the Heath acquisition. In the first-quarter of 1997, the Company issued $50 million in commercial paper and used the proceeds to pay down a portion of the five-year credit facility.

The Company expects that cash flows from operations for the full-year 1997 will be sufficient to provide adequate financing resources to support operational needs, and fund capital expenditures, dividend payments, and pay down by year end a portion of the debt outstanding at the beginning of 1997.






"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
This report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Reliance should not be placed on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to, (i) the seasonal and cyclical nature of the Company's educational sales; (ii) variable funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational materials and shifts in timing of purchases; (iii) changes in purchasing patterns in elementary, secondary, and college markets; (iv) regulatory changes which would affect the purchase of educational materials and services; (v) strength of the retail market for general-interest publications and market acceptance of frontlist titles and new electronic products; and (vi) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders

      None.


   Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibit No.(27) Financial Data Schedule

      (b)   Reports on Form 8-K

                  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             HOUGHTON MIFFLIN COMPANY
                                             ----------------------------------
                                             Registrant


   Dated:  May 12, 1997                      /s/ Gail Deegan
                                             ----------------------------------
                                             Gail Deegan
                                             Executive Vice President,
                                             Chief Financial Officer, and
                                             Treasurer


   Dated:  May 12, 1997                      /s/ David R. Caron
                                             ----------------------------------
                                             David R. Caron
                                             Vice President, Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


Exhibit No        Description of Document            Page Number in This Report
----------        -----------------------            --------------------------

(27)              Financial Data Schedule                       17