Form 10-Q
period 1997-06-30
HOUGHTON MIFFLIN CO
filed 1997-08-12
CIK 48638

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD FROM APRIL 1, 1997 TO JUNE 30, 1997
                         COMMISSION FILE NUMBER 1-5406

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from .............. to ................

                      -------------------------------------

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


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]             No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

            Class                                Outstanding at July 31, 1997
-------------------------------                  ----------------------------
Common Stock, $1 par value                               30,010,913
Preferred Stock Purchase Rights                          30,010,913

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                        Page No.


Part I. Financial Information

Item 1. Financial Statements:

   Consolidated Condensed Balance Sheets
         June 30, 1997 and 1996 and December 31, 1996                      3 - 4


   Consolidated Condensed Statements of Operations
         and Retained Earnings -- Three Months Ended
         June 30, 1997 and 1996                                                5

   Consolidated Condensed Statements of Operations
         and Retained Earnings -- Six Months Ended
         June 30, 1997 and 1996                                                6

   Consolidated Condensed Statements of Cash Flows
         Six Months Ended June 30, 1997 and 1996                               7

   Notes to Unaudited Consolidated Condensed
         Financial Statements                                              8 - 9


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10 - 18



Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits and Reports on Form 8-K                                     19

         Signatures                                                           20

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                 JUNE 30,         June 30,       December 31,
                                                   1997             1996            1996
                                                ----------       ----------      ------------
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                   $    4,441       $    5,164       $   11,534
    Marketable securities available
       for sale, at fair value                         614              604              612

    Accounts receivable                            208,159          207,335          189,978
       Less: allowance for book returns             10,819            9,589           25,166
                                                ----------       ----------       ----------
                                                   197,340          197,746          164,812
    Inventories
       Finished goods                              165,707          151,826          124,263
       Work in process                               9,177           11,490            9,162
       Raw materials                                 5,329            7,991            5,122
                                                ----------       ----------       ----------
                                                   180,213          171,307          138,547

    Income taxes                                    33,581           37,177           20,551
    Prepaid expenses                                 6,950           10,356            1,913
                                                ----------       ----------       ----------

       Total current assets                        423,139          422,354          337,969

Property, plant, and equipment and
   book plates (net of accumulated
   depreciation and amortization of
   $150,418 in 1997, $112,483 in 1996
   and $144,648 at December 31, 1996)              125,598          137,081          116,447

Intangible assets, net                             473,341          471,709          485,766

Other assets                                        87,336           80,194           66,260
                                                ----------       ----------       ----------
                                                $1,109,414       $1,111,338       $1,006,442
                                                ==========       ==========       ==========






See accompanying notes to unaudited consolidated condensed financial statements.

                                     HOUGHTON MIFFLIN COMPANY
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                          (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                         JUNE 30,          June 30,        December 31,
                                                           1997              1996             1996
                                                         --------          --------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                   $   70,096        $   77,803        $   57,585
     Commercial paper                                      140,187           112,801                --
     Short-term debt                                            --            50,000                --
     Royalties                                              21,745            24,277            38,154
     Salaries, wages, and commissions                        7,170             4,656            19,408
     Other accrued expenses                                 25,238            26,892            30,783
     Current portion of long-term debt                      40,000                --            40,000
                                                        ----------        ----------        ----------
        Total current liabilities                          304,436           296,429           185,930

Long-term debt                                             501,040           550,957           500,999
Accrued royalties                                            1,810             2,273             1,899
Other liabilities                                           21,523            17,307            19,666
Accrued postretirement medical benefits                     27,955            27,409            27,655

Stockholders' equity
     Preferred stock, $1 par value;
        500,000 shares authorized, none issued                  --                --                --
     Common stock, $1 par value;
        70,000,000 shares authorized;
        29,992,336 shares issued in 1997, 29,517,452
        shares issued in 1996, and 29,561,852 shares
        issued at December 31, 1996                         29,992            29,518            29,562
     Capital in excess of par value                         61,793            36,199            43,476
     Retained earnings                                     220,894           194,488           243,998
                                                        ----------        ----------        ----------
                                                           312,679           260,205           317,036
     Less:
     Notes receivable from purchase agreement               (6,065)           (5,766)           (5,916)
     Unearned compensation related to outstanding
        restricted stock                                    (7,773)           (1,165)           (1,563)
     Common shares held in treasury, at cost
        (204,852 shares in 1997, 355,032
        shares in 1996 and 230,780 shares
        at December 31, 1996)                               (2,491)           (3,766)           (2,448)
     Benefits trust assets, at market                      (43,700)          (32,545)          (36,816)
                                                        ----------        ----------        ----------

        Total stockholders' equity                         252,650           216,963           270,293

                                                        ----------        ----------        ----------
                                                        $1,109,414        $1,111,338        $1,006,442
                                                        ==========        ==========        ==========





See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    THREE MONTHS ENDED JUNE 30, 1997 AND 1996
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             1997             1996
                                                           --------         --------

Net sales by industry segment:
      Educational publishing                               $179,796         $158,754
      General publishing                                     22,525           19,460
                                                           --------         --------
                                                            202,321          178,214

Costs and expenses:
      Cost of sales                                          93,652           84,341
      Selling and administrative                             80,898           75,112
                                                           --------         --------
                                                            174,550          159,453

                                                           --------         --------
Operating income                                             27,771           18,761

Other income (expense):
      Gain on sale of INSO Corporation common stock              --            8,707
      Net interest expense                                  (10,421)         (10,663)
      Equity in earnings (losses) of INSO Corporation           678             (404)
      Other income                                               13               --
                                                           --------         --------
                                                             (9,730)          (2,360)

                                                           --------         --------
Income before taxes                                          18,041           16,401

Income tax provision                                          7,216            6,887
                                                           --------         --------

Net income                                                   10,825            9,514

Retained earnings at beginning of period                    228,428          203,071

Valuation allowance on noncurrent marketable
      equity securities                                          52               --

Dividends declared                                           (3,415)          (3,338)

Two-for-one stock split effected in the form
      of a stock dividend                                   (14,996)         (14,759)

                                                           --------         --------
Retained earnings at end of period                         $220,894         $194,488
                                                           ========         ========



Net income per common share                                $   0.38         $   0.34

Average number of common shares                              28,456           27,834

Cash dividends paid per common share                       $   0.12         $   0.12





See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                              1997            1996
                                                            --------        --------
Net sales by industry segment:
      Educational publishing                                $231,164        $201,931
      General publishing                                      39,905          39,118
                                                            --------        --------
                                                             271,069         241,049

Costs and expenses:
      Cost of sales                                          145,874         134,436
      Selling and administrative                             148,851         131,941
                                                            --------        --------
                                                             294,725         266,377

                                                            --------        --------
Operating loss                                               (23,656)        (25,328)

Other income (expense):
      Gain on equity transactions of INSO Corporation         14,904              --
      Gain on sale of INSO Corporation common stock               --          22,950
      Net interest expense                                   (19,799)        (20,271)
      Equity in earnings of INSO Corporation                   2,290             895
      Other income                                                 6              --
                                                            --------        --------
                                                              (2,599)          3,574

                                                            --------        --------
Loss before taxes                                            (26,255)        (21,754)

Income tax benefit                                           (10,204)         (9,138)
                                                            --------        --------

Net loss                                                     (16,051)        (12,616)

Retained earnings at beginning of period                     258,779         228,528

Valuation allowance on noncurrent marketable
      equity securities                                          (20)             --

Dividends declared                                            (6,818)         (6,665)

Two-for-one stock split effected in the form
      of a stock dividend                                    (14,996)        (14,759)

                                                            --------        --------
Retained earnings at end of period                          $220,894        $194,488
                                                            ========        ========


Net loss per common share                                   $  (0.56)       $  (0.45)

Average number of common shares                               28,416          27,794

Cash dividends paid per common share                        $   0.24        $   0.24






See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (UNAUDITED; IN THOUSANDS)


                                                                       1997             1996
                                                                     --------         --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
    Net loss                                                        $ (16,051)       $ (12,616)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
          Equity in (earnings) losses of INSO Corporation              (2,290)            (895)
          Depreciation and amortization                                36,225           31,779
          Gain on equity transactions of INSO Corporation and
              sale of INSO Corporation stock                          (14,904)         (22,950)
          Changes in operating assets and liabilities:
              Accounts receivable                                     (32,269)         (14,902)
              Inventories                                             (41,146)         (31,380)
              Accounts payable                                         12,511          (16,753)
              Royalties                                               (16,314)         (16,087)
              Deferred and income taxes payable                       (13,030)          (8,705)
              Salaries, wages, and commissions                        (12,238)         (14,095)
              Other, net                                               (7,431)         (18,529)
                                                                    ---------        ---------

              NET CASH USED IN OPERATING ACTIVITIES                  (106,937)        (125,133)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
    Proceeds from the sales of INSO Corporation stock                      --           25,917
    Book plate expenditures                                           (25,582)         (30,267)
    Acquisition of publishing assets                                   (4,437)         (15,241)
    Property, plant, and equipment expenditures                        (5,485)          (4,646)
                                                                    ---------        ---------

              NET CASH USED IN INVESTING ACTIVITIES                   (35,504)         (24,237)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
    Dividends paid on common stock                                     (6,818)          (6,665)
    Issuance (repayment) of commercial paper                          140,187          (31,811)
    Issuance of short-term financing                                       --           50,000
    Issuance of long-term financing                                    90,000          224,809
    Repayment of long-term financing                                  (90,000)        (100,000)
    Exercise of stock options                                           2,157              684
    Other                                                                (178)             816
                                                                    ---------        ---------

              NET CASH PROVIDED BY FINANCING ACTIVITIES               135,348          137,833

Decrease in cash and cash equivalents                                  (7,093)         (11,537)
Cash and cash equivalents at beginning of period                       11,534           16,701
                                                                    ---------        ---------
Cash and cash equivalents at end of period                          $   4,441        $   5,164
                                                                    =========        =========

Supplementary disclosure of cash flow information:
    Income taxes paid                                               $   4,771        $   1,128
    Interest paid                                                   $  19,711        $  17,802






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

(2)   COMMON STOCK SPLIT

      On June 25, 1997, the Board of Directors declared a two-for-one split of the Company's common stock effective in the form of a 100% stock dividend to shareholders of record on July 11, 1997, which was distributed on July 25, 1997. The effect of the split is presented retroactively within stockholders' equity at June 30, 1997 by transferring the par value for the additional shares issued from the retained earnings account to the common stock account. All share and per share amounts in this report have been restated to reflect the effect of this stock split.

(3)   ACQUISITIONS

      On May 12, 1997, the Company acquired the assets of Chapters Publishing Ltd., predominantly a publisher of cookbooks. The acquisition has been accounted for as a purchase and the net assets and results of operations are included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounts to approximately $3.2 million, of which approximately $2.1 million had been paid as of June 30, 1997. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of ten years.

(4)   INSO CORPORATION

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

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(4)   INSO CORPORATION -- continued

      In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $47.27 for a total consideration of $56.7 million. A gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, was recorded in the first-quarter of 1997 representing the Company's portion of the increase in INSO's net equity. As of June 30, 1997, the Company's equity ownership has been reduced to approximately 27%.

(5)   INTANGIBLE ASSETS

      Intangible assets consist of the following (in thousands):

                                                   June 30,               June 30,             December 31,
                                                     1997                   1996                   1996
                                                   --------               --------             ------------
        Goodwill                                   $511,963               $482,565               $510,500
        Publishing rights                            16,624                 16,649                 16,787
        Other                                         4,000                  5,731                  4,000
        Less: accumulated amortization              (59,246)               (33,236)               (45,521)
                                                   --------               --------               --------
        Total                                      $473,341               $471,709               $485,766
                                                   ========               ========               ========

      The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company will adjust the book value of the intangible asset to the undiscounted net cash flow amount.

(6)   EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal years ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS 128, the dilutive effect of common stock equivalents will be excluded in calculating basic earnings per share. All dilutive securities will considered in the presentation of diluted earnings per share under SFAS 128. There is no material impact on earnings per share for the quarter and six months ended June 30, 1997 and 1996 calculated under SFAS 128.

(7)   DIVIDENDS DECLARED

      The Board of Directors, at its June 25, 1997 meeting, declared a quarterly cash dividend of $0.125 per share, payable on August 27, 1997, to shareholders of record on August 13, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal business is publishing, and its operations are classified into two industry segments: (1) textbooks and other educational materials ("instructional materials") and services for the school and college markets; and (2) general publishing, including fiction, nonfiction, children's books, and dictionary and reference materials in a variety of formats and media. In the school market, the process by which elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. The term "adopted", or "adoption" may be used in either of two ways: (1) to describe a state governing body's approval process, or (2) to describe a school or school district's selection and purchase of instructional material. Twenty-two states, or approximately one-half of the United States school population, adopts new instructional materials on a statewide basis for a particular subject approximately every five to seven years. These twenty-two states are referred to as "adoption states." Generally, a school or school district within an adoption state must use state monies to purchase instructional materials from the list of programs which have been approved by the particular state's governing body. In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions.

The adoption cycle improves in 1997 versus 1996, offering greater sales opportunities due to an increase in the number of states expected to adopt elementary and secondary school products.

Textbook purchasing patterns are seasonal; the majority of educational publishing revenues occur in the second and third quarters of the year when textbook purchases are made for the coming school year. Textbook publishers tend to incur operating losses in the first and fourth quarters of the year, and the first-quarter losses are reflected in the results for the first six months.

On June 25, 1997, the Board of Directors declared a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend to shareholders. All per share amounts have been retroactively restated in this report to reflect the effect of the stock split.

SECOND-QUARTER 1997 COMPARED TO SECOND-QUARTER 1996
---------------------------------------------------

Consolidated net income for the quarter ended June 30, 1997 was $10.8 million, or $0.38 per share, compared to net income of $9.5 million, or $0.34 per share, for the same period in 1996. Included in the second-quarter of 1997 was a one-time charge of $0.5 million ($0.3 million after-tax), or $0.01 per share, related to INSO's acquisition of Mastersoft products from Adobe Systems Incorporated. The second-quarter of 1996 included a gain of approximately $8.7 million ($5.1 million after-tax), or $0.18 per share, on the sale of 194,500 shares of INSO common stock, and a one-time charge of $1.4 million ($0.8 million after-tax), or $0.03 per share, related to INSO's acquisition of ImageMark Software Labs.

Excluding these non-recurring items, net income for the second-quarter of 1997 would have been $11.1 million, or $0.39 per share, compared to net income of $5.3 million, or $0.19 per share, in the second-quarter of 1996. The primary reasons for the increase in net income in 1997 were higher sales and improvement in the gross margin.

Net sales:

Net sales for the quarter ended June 30, 1997 were $202.3 million, an increase of 14% from the $178.2 million reported in the second-quarter of 1996. Educational publishing net sales increased $21.0 million, or 13%, to $179.8 million in the second-quarter of 1997, from last year's second-quarter net sales of $158.8 million. All educational publishing divisions reported higher sales with the largest increases reported by the School Division and McDougal Littell. Sales in both divisions increased as both divisions benefited from sales opportunities in adoption states and open territories and earlier-than-anticipated textbook ordering by a number of school districts. The School Division had strong sales in adoption states and open territories from the reading program, Houghton Mifflin Reading: Invitations to Literacy (C)1996, 1997, and the social studies program, We The People (C)1997. McDougal Littell, the Company's secondary school division, gained significant market share in adoption states and open territories with the language arts program, The Language of Literature
(C)1997, the Spanish language program, Dime! (C)1997, and the social studies program, The Americans (C)1998. Riverside Publishing's sales increased over the same period last year as a result of increases in custom contract sales and sales of group assessment materials and clinical tests. Great Source's sales increased over the second-quarter of 1996 principally as a result of increased Write Source product sales.

The general publishing segment's second-quarter net sales of $22.5 million increased $3.1 million, or 16%, from 1996's second-quarter net sales of $19.5 million. The gain was due to increased sales of adult books and dictionary products, partially offset by lower sales of publishing rights and lower distribution income. The most significant growth occurred in the adult business, as both newly published titles and Mariner Books, the Trade & Reference Division's new paperback imprint, contributed strong sales.

Cost of sales:

Primarily as a result of higher sales, cost of sales of $93.7 million in the second-quarter of 1997 increased $9.3 million, or 11%, from $84.3 million in 1996. Cost of sales as a percent of sales decreased to 46% in 1997 from 47% in 1996. One of the reasons for this improvement was lower editorial expenses as a percent of sales. By combining the acquisitions of D.C. Heath and Company ("Heath") and McDougal Littell & Company with in-house development of new products, the Company has built a wide spectrum of products which are positioned to compete in the large number of state adoption and open territory sales opportunities in 1997, 1998 and 1999. Although management does not expect editorial expenses in 1997 to decline in absolute dollars, these costs are expected to decline as a percent of sales as the Company supports the existing product base. The improvement was also due to lower manufacturing and royalty costs as a percent of sales, which decreased primarily as a result of a shift in product mix to higher gross margin products. Higher plate amortization partially offset these decreases, reflecting the higher plate capitalization costs incurred in 1996 relating to the completion of a number of projects in preparation for state adoption and open territory sales opportunities over the next three years.

Selling and administrative:

Selling and administrative expenses in the second-quarter of 1997 were $80.9 million, an increase of $5.8 million, or 8%, from $75.1 million in the second-quarter of 1996. This increase was primarily due to higher selling costs. Sales and advertising expense increased, reflecting, in part, the addition of freelance personnel to expand the sales force and increased sample expense. Both increases are the result of the large number of sales opportunities in adoption states and open territories in 1997.

Other income and expense:

In the second-quarter of 1997, the Company recorded a one-time charge of $0.5 million ($0.3 million after-tax), or $0.01 per share, related to INSO's acquisition of Mastersoft products from Adobe System Incorporated. The second-quarter of 1996 included a gain of approximately $8.7 million ($5.1 million after-tax), or $0.18 per share, on the sale of 194,500 shares of INSO common stock, and a one-time charge of $1.4 million ($0.8 million after-tax), or $0.03 per share, related to INSO's acquisition of ImageMark Software Labs.

Net interest expense of $10.4 million for the second-quarter of 1997 decreased $0.2 million from the same period in 1996. The reduction is primarily a result of lower working capital borrowings in the second-quarter of 1997 compared to the second-quarter of 1996, offset by higher interest rates in 1997.

Income taxes:

The tax provision increased $0.3 million, or 5%, over the same period last year. This increase is the result of the higher operating income in 1997, partially offset by a decrease in the tax rate to 40% in 1997 from 42% in 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996
---------------------------------------

Consolidated net loss for the six months ended June 30, 1997 was $16.1 million, or $0.56 per share, compared to a net loss of $12.6 million, or $0.45 per share, for the same period in 1996. During the six months ended June 30, 1997 the Company recorded a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, as the result of INSO's offering of common stock and a one-time charge of $0.5 million ($0.3 million after-tax), or $0.01 per share, related to the equity investment in INSO. During the six months ended June 30, 1996, the Company recorded a gain of approximately $23.0 million ($13.3 million after-tax), or $0.48 per share, on the sale of 537,500 shares of INSO common stock and a one-time charge related to the equity investment in INSO of $1.4 million ($0.8 million after-tax), or $0.03 per share.

Excluding these non-recurring items, the seasonal net loss for the six months ended June 30, 1997 would have been $24.4 million, or $0.86 per share, compared to a net loss of $25.1 million, or $0.90 per share, in the first six months of 1996. The decrease in the net loss was due to higher revenues, partially offset by higher selling costs, primarily related to 1997 state adoption and open territory sales opportunities.

Net sales:

Net sales for the six months ended June 30, 1997 were $271.1 million, an increase of 12% from the $241.0 million reported in the same period in 1996. Educational publishing net sales increased $29.3 million, or 14%, to $231.2 million in the six months ended June 30, 1997, from net sales of $201.9 million in the same period in 1996. All educational publishing divisions reported higher sales with the largest increases reported by the School Division and McDougal Littell. Sales in both divisions benefited from the sales opportunities in adoption states and open territories and earlier-than-anticipated textbook ordering by a number of school districts.

The general publishing segment's net sales of $39.9 million in the six months ended June 30, 1997 increased $0.8 million, or 2%, from net sales of $39.1 million during the same period in 1996. This increase was due to increased sales of adult books and dictionary products, partially offset by lower sales of publishing rights and lower distribution income.

Cost of sales:

Primarily as a result of higher sales, cost of sales of $145.9 million in the six months ended June 30, 1997 increased $11.5 million, or 9%, from $134.4 million during the same period in 1996. Cost of sales as a percent of sales for the six months ended June 30, 1997 decreased to 54% from 56% during the same period in 1996. The primary reason for this improvement was lower editorial expenses, principally reflecting efficiencies associated with the Heath and McDougal Littell acquisitions. Although management does not expect editorial expenses in 1997 to decline in absolute dollars, this cost is expected to decline as a percent of sales as the Company supports the existing product base. The improvement was also due to lower manufacturing and royalty costs as a percent of sales, primarily as a result of a favorable shift in product mix to higher gross margin products. Higher plate amortization partially offset these decreases, reflecting higher capitalization of costs incurred in 1996 relating to the completion of a number of projects in preparation for state adoption and open territory sales opportunities over the next three years.

Selling and administrative:

Selling and administrative expenses during the six months ended June 30, 1997 were $148.9 million, an increase of $17.0 million, or 13%, from $131.9 million recorded in the same period in 1996. This increase was primarily due to higher selling costs. Sales and advertising expense increased, reflecting, in part, the addition of freelance personnel to expand the sales force and increased sample expense. Both increases are the result of the large number of sales opportunities in adoption states and open territories in 1997.

Other income and expense:

In the first-quarter of 1997, the Company recognized a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, representing the Company's portion of the increase in INSO's net equity as a result of INSO's completion of a public offering of 1.2 million shares of common stock at a net offering price of approximately $47 per share in the fourth-quarter of 1996. In the second-quarter of 1997, the Company recorded a one-time charge of $0.5 million ($0.3 million after-tax), or $0.01 per share, related to INSO's acquisition of Mastersoft products from Adobe Systems Incorporated. During the six months ended June 30, 1996, the Company recorded a gain of approximately $23.0 million ($13.3 million after-tax), or $0.48 per share, on the sale of 537,500 shares of INSO common stock and a one-time charge related to the equity investment in INSO of $1.4 million ($0.8 million after-tax), or $0.03 per share.

Net interest expense of $19.8 million for the six months ended June 30, 1997 decreased $0.5 million from the same period in 1996. The reduction was primarily a result of lower working capital borrowings during the six months ended June 30, 1997 compared to the same period in 1996, offset by higher interest rates in 1997.

Income taxes:

The tax benefit increased $1.1 million, or 12%, during the six months ended June 30, 1997 over the same period last year. This increase was the result of the higher operating loss in 1997, partially offset by a decrease in the tax rate to 39% in 1997 from 42% in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal businesses are seasonal, with approximately 70% of net sales normally reported in the second and third quarters. The first and fourth quarters historically have contributed approximately 10% and 20%, respectively, of the Company's annual net sales, and the Company usually incurs operating losses in those quarters.

This sales seasonality affects the Company's operating cash flow. A net cash deficit from all the Company's activities is normally incurred through the middle of the third-quarter of the year. The deficit is funded through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper. During the six months ended June 30, 1997, the Company used $7.1 million of cash on hand at year-end 1996 as well as $140.2 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments. During the six months ended June 30, 1996, the Company used $11.5 million of cash on hand at year-end 1995 and proceeds of $25.9 million from the sale of INSO stock, as well as $143.0 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments.

Net cash used in operating activities was $106.9 million during the six months ended June 30, 1997, an $18.2 million decrease from $125.1 million in cash used in operations during the same period in 1996. Excluding the equity earnings of INSO, depreciation and amortization, and gain on the equity transaction of INSO and sale of INSO stock, earnings increased $7.7 million. Changes in operating assets and liabilities used $10.5 million less cash during the six months ended June 30, 1997 over the same period in 1996, primarily due to improved working capital management.

Cash required for investing activities was $35.5 million during the six months ended June 30, 1997, an increase of $11.3 million from $24.2 million required during the same period in 1996. Excluding the $25.9 million in proceeds the Company received from the sale of shares of INSO common stock during the six months ended June 30, 1996, cash required for investing activities decreased by $14.6 million, principally due to a $4.7 million decrease in bookplate expenditures and a $10.8 million decrease in acquisition of publishing assets for the six months ended June 30, 1997 compared to the same period in 1996.

Net proceeds from financing decreased by $2.5 million during the six months ended June 30, 1997 from the same period in 1996, primarily due to lower working capital requirements. In March 1996, the Company completed the refinancing of the debt incurred in conjunction with the Heath acquisition by replacing short-term bank financing with $125 million of long-term debt and $100 million of medium-term notes. Proceeds from these issuances were used to repay $125 million of commercial paper and $100 million of the five-year credit facility drawn upon in conjunction with the Heath acquisition.

The Company expects that cash flows from operations for the full year 1997 will be sufficient to provide adequate financing resources to support operational needs and to fund capital expenditures, dividend payments, and paydown by year-end a portion of the debt outstanding at the beginning of 1997.






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

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

              At the Annual Stockholders' Meeting on April 30, 1997, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

              Proposal #1 - Election of Class I Directors for a three-year term:

                                                       Number of Shares
                                                  Voted For          Against
                                                 ----------------- ---------

              James O. Freedman                  12,903,822           28,058
              Charles R. Longsworth              12,904,609           27,270
              Alfred L. McDougal                 12,903,414           28,464


              The following directors continued their term in office: Joseph A. Baute, Mrs. John V. Lindsay, John F. Magee, Claudine B. Malone, George Putnam, Ralph Z. Sorenson, and DeRoy C. Thomas.


              Proposal #2 - Ratification of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 1997.

                             For                      12,912,328
                             Against                      11,134
                             Abstained                     8,416


              Proposal #3 - Transaction of Other Business:

                             For                       9,810,124
                             Against                   2,764,911
                             Abstained                   356,844

              The aggregate number of broker non-votes is approximately
              1,911,570.

     Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit No. (4) Renewed Rights Agreement between the Company and
                              BankBoston, N.A., as Rights Agent

              Exhibit No. (10)(iii)(A) 1997 Senior Executive Incentive
                                       Compensation Plan

                                       1997-1998 Restricted Share Plan

              Exhibit No. (27) Financial Data Schedule



         (b)  Reports on Form 8-K

                  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 HOUGHTON MIFFLIN COMPANY

                                          --------------------------------------
                                                        Registrant


     Dated: August 12, 1997                         /s/ Gail Deegan

                                          --------------------------------------
                                                        Gail Deegan
                                                  Executive Vice President,
                                          Chief Financial Officer, and Treasurer


     Dated: August 12, 1997                         /s/ David R. Caron

                                          --------------------------------------
                                                        David R. Caron
                                                  Vice President, Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


Exhibit No.        Description of Document           Page Number in This Report*
-----------        -----------------------           ---------------------------

(4)                Renewed Rights Agreement between                 21
                   the Company and BankBoston, N.A.,
                   as Rights Agent

(10)(iii)(A)       1997 Senior Executive Incentive                 128
                   Compensation Plan

                   1997-1998 Restricted Share Plan                 132

(27)               Financial Data Schedule                         139


* Page number refers to sequentially numbered copy.