Form 10-Q
period 1997-09-30
HOUGHTON MIFFLIN CO
filed 1997-11-13
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD FROM JULY 1, 1997 TO SEPTEMBER 30, 1997
                          COMMISSION FILE NUMBER 1-5406

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ............. to ................

                              ---------------------

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

                 Yes  [X]          No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997:

             Class                               Outstanding at October 31, 1997
-------------------------------                  -------------------------------
Common Stock, $1 par value                                 30,175,531
Preferred Stock Purchase Rights                            30,175,531




                                     1 of 21

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX



                                                                        Page No.

Part I. Financial Information

Item 1. Financial Statements:

   Consolidated Condensed Balance Sheets
            September 30, 1997 and 1996 and December 31, 1996              3 - 4


   Consolidated Condensed Statements of Operations
            and Retained Earnings   --   Three Months Ended
            September 30, 1997 and 1996                                        5

   Consolidated Condensed Statements of Operations
            and Retained Earnings   --   Nine Months Ended
            September 30, 1997 and 1996                                        6

   Consolidated Condensed Statements of Cash Flows
            Nine Months Ended September 30, 1997 and 1996                      7

   Notes to Unaudited Consolidated Condensed
            Financial Statements                                           8 - 9


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10 - 19


Part II.  Other Information

Item 4. Submission of Matters to a Vote of Security Holders                   20

Item 6. Exhibits and Reports on Form 8-K                                      20

   Signatures                                                                 21


                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (unaudited; in thousands except share amounts)


                                                                         September 30,      September 30,        December 31,
                                                                             1997               1996                 1996
                                                                         -------------      -------------        ------------
ASSETS

Current assets
        Cash and cash equivalents                                         $   12,386          $   18,911          $   11,534
        Marketable securities available
           for sale, at fair value                                               614                 611                 612

        Accounts receivable                                                  322,583             308,875             189,978
           Less: allowance for book returns                                   18,092              18,063              25,166
                                                                          ----------          ----------          ----------
                                                                             304,491             290,812             164,812
        Inventories
           Finished goods                                                    133,923             125,488             124,263
           Work in process                                                    10,281              17,094               9,162
           Raw materials                                                       4,452               5,173               5,122
                                                                          ----------          ----------          ----------
                                                                             148,656             147,755             138,547

        Income taxes                                                          20,661              23,727              20,551
        Prepaid expenses                                                       2,919               2,446               1,913
                                                                          ----------          ----------          ----------

           Total current assets                                              489,727             484,262             337,969

Property, plant and equipment, and book plates (net of accumulated depreciation and amortization of $169,293 in 1997, $140,291 in
   1996 and $144,648 at December 31, 1996)                                   114,977             109,369             116,447

Intangible assets, net                                                       469,278             484,595             485,766

Other assets                                                                  84,547              82,445              66,260

                                                                          ----------          ----------          ----------
                                                                          $1,158,529          $1,160,671          $1,006,442
                                                                          ==========          ==========          ==========




See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (unaudited; in thousands except share amounts)


                                                                         September 30,      September 30,        December 31,
                                                                             1997               1996                 1996
                                                                         -------------      -------------        ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
        Accounts payable                                                  $   70,964          $   70,151          $   57,585
        Commercial paper                                                      94,688              76,488                   -
        Royalties                                                             34,481              35,326              38,154
        Salaries, wages and commissions                                       20,238              19,143              19,408
        Income taxes payable                                                  41,509              39,309                   -
        Other accrued expenses                                                32,408              31,072              30,783
        Current portion of long-term debt                                     40,000                   -              40,000
                                                                          ----------          ----------          ----------
           Total current liabilities                                         334,288             271,489             185,930

Long-term debt                                                               436,061             550,978             500,999
Accrued royalties                                                              1,640               2,040               1,899
Other liabilities                                                             22,650              17,582              19,666
Accrued postretirement medical benefits                                       28,105              27,672              27,655

Stockholders' equity
        Preferred stock, $1 par value; 500,000 shares
           authorized, none issued                                                --                  --                  --
        Common stock, $1 par value;
           70,000,000 shares authorized; 30,162,131 shares
           issued in 1997, 29,517,452 shares issued in 1996,
           and 29,561,852 shares issued at December 31, 1996                  30,162              29,518              29,562
        Capital in excess of par value                                        71,729              35,645              43,476
        Retained earnings                                                    300,300             267,186             243,998
                                                                          ----------          ----------          ----------
                                                                             402,191             332,349             317,036
        Less:
        Notes receivable from purchase agreement                              (4,807)             (5,840)             (5,916)
        Unearned compensation related to outstanding
           restricted stock                                                   (7,786)             (1,716)             (1,563)
        Common shares held in treasury, at cost
           (247,644 shares in 1997, 263,544 shares in 1996
           and 230,780 shares at December 31, 1996)                           (4,265)             (2,796)             (2,448)
        Benefits trust assets, at market                                     (49,548)            (31,087)            (36,816)
                                                                          ----------          ----------          ----------

               Total stockholders' equity                                    335,785             290,910             270,293

                                                                          ----------          ----------          ----------
                                                                          $1,158,529          $1,160,671          $1,006,442
                                                                          ==========          ==========          ==========


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                                          1997             1996
                                                                        --------         --------

Net sales by industry segment:
        Educational publishing                                          $370,354         $334,121
        General publishing                                                28,740           22,548
                                                                        --------         --------
                                                                         399,094          356,669

Costs and expenses:
        Cost of sales                                                    149,857          136,806
        Selling and administrative                                        98,186           90,747
                                                                        --------         --------
                                                                         248,043          227,553

                                                                        --------         --------
Operating income                                                         151,051          129,116

Other income (expense):
        Gain on sale of INSO Corporation common stock                         --            9,596
        Net interest expense                                             (10,776)         (11,327)
        Equity in earnings (losses) of INSO Corporation                   (1,831)           1,280
        Other expense                                                        (15)              --
                                                                        --------         --------
                                                                         (12,622)            (451)

                                                                        --------         --------
Income before taxes                                                      138,429          128,665

Income tax provision                                                      55,372           52,618
                                                                        --------         --------

Net income                                                                83,057           76,047

Retained earnings at beginning of period                                 220,894          194,488

Valuation allowance on noncurrent marketable
        equity securities                                                    (81)              --

Dividends declared                                                        (3,563)          (3,349)

Two-for-one stock split effected in the form of a stock dividend              (7)              --

                                                                        --------         --------
Retained earnings at end of period                                      $300,300         $267,186
                                                                        ========         ========


Net income per common share                                             $   2.91         $   2.73

Average number of common shares                                           28,537           27,892

Cash dividends paid per common share                                    $  0.125         $  0.120




See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                          1997             1996
                                                                        --------         --------
Net sales by industry segment:
       Educational publishing                                           $601,518         $536,052
       General publishing                                                 68,645           61,666
                                                                        --------         --------
                                                                         670,163          597,718

Costs and expenses:
       Cost of sales                                                     295,730          271,248
       Selling and administrative                                        247,038          222,682
                                                                        --------         --------
                                                                         542,768          493,930

                                                                        --------         --------
Operating income                                                         127,395          103,788

Other income (expense):
       Gain on equity transactions of INSO Corporation                    14,904               --
       Gain on sale of INSO Corporation common stock                          --           32,546
       Net interest expense                                              (30,575)         (31,593)
       Equity in earnings of INSO Corporation                                459            2,170
       Other expense                                                          (9)              --
                                                                        --------         --------
                                                                         (15,221)           3,123

                                                                        --------         --------
Income before taxes                                                      112,174          106,911

Income tax provision                                                      45,168           43,480
                                                                        --------         --------

Net income                                                                67,006           63,431

Retained earnings at beginning of period                                 258,779          228,528

Valuation allowance on noncurrent marketable
       equity securities                                                    (101)              --

Dividends declared                                                       (10,381)         (10,014)

Two-for-one stock split effected in the form of a stock dividend         (15,003)         (14,759)

                                                                        --------         --------
Retained earnings at end of period                                      $300,300         $267,186
                                                                        ========         ========


Net income per common share                                             $   2.35         $   2.28

Average number of common shares                                           28,456           27,826

Cash dividends paid per common share                                    $  0.365         $  0.360





See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (UNAUDITED; IN THOUSANDS)


                                                                                1997             1996
                                                                             ---------        ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
       Net income                                                            $  67,006        $  63,431
       Adjustments to reconcile net income to
         net cash used in operating activities:
              Equity in earnings of INSO Corporation                              (459)          (2,170)
              Depreciation and amortization                                     73,684           66,526
              Gain on equity transactions of INSO Corporation and
                    sale of INSO Corporation stock                             (14,904)         (32,546)
              Changes in operating assets and liabilities:
                    Accounts receivable                                       (138,715)        (107,968)
                    Inventories                                                 (8,720)          (7,827)
                    Accounts payable                                            13,089          (24,403)
                    Royalties                                                   (3,429)          (7,476)
                    Deferred and income taxes payable                           41,399           44,053
                    Salaries, wages and commissions                                797              391
                    Other, net                                                   7,179           (2,425)
                                                                             ---------        ---------

                    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         36,927          (10,414)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
       Proceeds from the sale of INSO Corporation stock                             --           36,663
       Book plate expenditures                                                 (40,926)         (46,206)
       Acquisition of publishing assets                                         (8,832)         (15,501)
       Property, plant and equipment expenditures                              (10,020)          (9,708)
       Marketable securities                                                        --               (7)
                                                                             ---------        ---------

                    NET CASH USED IN INVESTING ACTIVITIES                      (59,778)         (34,759)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
       Dividends paid on common stock                                          (10,381)         (10,014)
       Issuance (repayment) of commercial paper                                 94,688          (68,124)
       Issuance of long-term financing                                          90,000          224,785
       Repayment of long-term financing                                       (155,000)         (99,955)
       Exercise of stock options                                                 4,638              919
       Other                                                                      (242)            (228)
                                                                             ---------        ---------

                    NET CASH PROVIDED BY FINANCING ACTIVITIES                   23,703           47,383

Increase in cash and cash equivalents                                              852            2,210
Cash and cash equivalents at beginning of period                                11,534           16,701
                                                                             ---------        ---------
Cash and cash equivalents at end of period                                   $  12,386        $  18,911
                                                                             =========        =========

Supplementary disclosure of cash flow information:
       Income taxes paid                                                     $   3,069        $     837
       Interest paid                                                         $  29,310        $  27,292



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

(2)     COMMON STOCK SPLIT

        On June 25, 1997, the Board of Directors declared a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend to shareholders of record on July 11, 1997, which was distributed on July 25, 1997. The effect of the split is retroactively stated within stockholders' equity for all periods presented by transferring the par value for the additional shares issued from the retained earnings account to the common stock account. All share and per share amounts in this report have been restated to reflect the effect of this stock split.

(3)     ACQUISITIONS

        On May 12, 1997, the Company acquired the assets of Chapters Publishing Ltd., predominantly a publisher of cookbooks. The acquisition has been accounted for as a purchase and the net assets and results of operations are included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounts to approximately $3.2 million, which was almost fully paid as of September 30, 1997. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of ten years.

        On September 10, 1997, the Company, through its subsidiary The
Riverside Publishing Company, acquired the assets of Wintergreen/Orchard House, Inc., a publisher of guidance products for the elementary and secondary school markets. The acquisition has been accounted for as a purchase and the net assets and results of operations are included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounts to approximately $3.6 million, of which approximately $3.4 million had been paid as of September 30, 1997. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of fifteen years.

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

        In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $47.27 for a total consideration of $56.7 million. A gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, was recorded in the first quarter of 1997, representing the Company's portion of the increase in INSO's net equity. As of September 30, 1997, the Company's equity ownership has been reduced to approximately 27%.

(5)     INTANGIBLE ASSETS

        Intangible assets consist of the following (in thousands):



                                        September 30,    September 30,      December 31,
                                            1997              1996              1996
                                        -------------    -------------      ------------

Goodwill                                  $514,895          $502,183          $510,500
Publishing rights                           16,623            16,638            16,787
Other                                        4,000             4,000             4,000
Less: accumulated amortization             (66,240)          (38,226)          (45,521)
                                          --------          --------          --------
Total                                     $469,278          $484,595          $485,766
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

(6)     EARNINGS PER SHARE

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under SFAS 128, the dilutive effect of common stock equivalents will be excluded in calculating basic earnings per share. All dilutive securities will be considered in the presentation of diluted earnings per share under SFAS 128. There is no material impact on earnings per share for the quarter and nine months ended September 30, 1997 and 1996 calculated under SFAS 128.

(7)     DIVIDENDS DECLARED

        The Board of Directors, at its October 29, 1997 meeting, declared a quarterly cash dividend of $0.125 per share, payable on November 26, 1997, to shareholders of record on November 12, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's principal business is publishing, and its operations are classified into two industry segments: (1) textbooks and other educational materials ("instructional materials") and services for the school and college markets; and (2) general publishing, including fiction, nonfiction, children's books, and dictionary and reference materials in a variety of formats and media. In the school market, the process by which elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. Twenty-two states, or approximately one-half of the United States school population, adopt new instructional materials on a statewide basis for a particular subject approximately every five to seven years. These twenty-two states are referred to as "adoption states." Generally, a school or school district within an adoption state may use state monies to purchase instructional materials only from the list of publishers' programs which have been approved, or adopted, by the particular state's governing body. In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions from the unrestricted offerings of all publishers. The industry terms "adopted," or "adoption" may be used in either of two ways: (1) to describe a state governing body's approval process, or (2) to describe a school or school district's selection and purchase of instructional materials. After adopting, or selecting instructional materials, schools later decide how much to purchase in order to implement the adoption.

Sales of instructional materials are cyclical, with some years offering more sales opportunities than others. There were more sales opportunities for the Company's instructional materials in 1997 than in 1996, due to an increase in the number of states adopting elementary and secondary school products in subjects in which the Company publishes, particularly in the reading/language arts discipline. By combining the acquisitions of D.C. Heath and Company ("Heath") in 1995 and McDougal Littell & Company in 1994 with in-house development of new products, the Company believes that it is less dependent on any single subject area than it was prior to these acquisitions.

Textbook purchasing patterns are seasonal; the majority of educational publishing revenues occur in the second and third quarters of the year when textbook purchases are made in preparation for the beginning of the school year in September. Textbook publishers tend to incur operating losses in the first and fourth quarters of the year when fewer educational institutions are making purchases, and the first-quarter losses are reflected in the results for the first nine months.

On June 25, 1997, the Board of Directors declared a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend to shareholders. All per share amounts have been retroactively restated in this report to reflect the effect of the stock split.


RESULTS OF OPERATIONS:

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Consolidated net income for the quarter ended September 30, 1997 was $83.1 million, or $2.91 per share, compared to net income of $76.0 million, or $2.73 per share, for the same period in 1996. The third quarter of 1997 included a one-time charge of $2.0 million ($1.2 million after-tax), or $0.04 per share, related to the equity investment in INSO for: (1) the acquisition of Level Five Research, Inc.; and (2) a restructuring charge affecting INSO's information products and certain of its information management tools products. The third quarter of 1996 included a gain of approximately $9.6 million ($5.6 million after-tax), or $0.20 per share, on the sale of 200,000 shares of INSO common stock.

Excluding these non-recurring items, net income for the third quarter of 1997 would have been $84.2 million, or $2.95 per share, compared to net income of $70.5 million, or $2.53 per share, in the third quarter of 1996. The primary reasons for the increase in net income during this period were higher sales and improvement in the operating margin.

Net sales:

Net sales for the quarter ended September 30, 1997 were $399.1 million, an increase of 12% from the $356.7 million reported in the third quarter of 1996. Educational publishing net sales increased $36.2 million, or 11%, to $370.4 million in the third quarter of 1997, from last year's third-quarter net sales of $334.1 million. This increase was due to higher net sales in all educational publishing divisions. The School Division and McDougal Littell benefited from the increased sales opportunities in adoption states and open territories.
The School

Division's reading program, Houghton Mifflin Reading: Invitations to Literacy
(C)1996, 1997, had increased sales in state adoptions and open territories, as did its social studies program, We The People (C)1997. McDougal Littell, the Company's secondary school division, gained significant market share in adoption states and open territories with its language arts program, The Language of Literature (C)1997, and Spanish language program, Dime! (C) 1997. Riverside Publishing's sales increased over the same period last year as a result of increased sales of group and clinical assessment materials. Great Source's third-quarter sales increased over the same period in 1996 principally as a result of increased Write Source product sales. The College Division reported higher third-quarter sales due to newly published titles performing extremely well, the strength of the backlist, and a decline in book returns.

The general publishing segment's third-quarter net sales of $28.7 million increased $6.2 million, or 27%, from 1996's third-quarter net sales of $22.5 million. The gain was due to increased sales of adult and juvenile books, dictionary products, and from the acquisition of Chapters, the cookbook imprint purchased in the second quarter of 1997. Partially offsetting these increases were lower sales of publishing rights and lower distribution income. The gain in adult and juvenile books was due to increased sales of new titles and promotion of the backlist, led by Mariner Books, the Trade & Reference Division's new paperback imprint. Houghton Mifflin Interactive's net sales for the quarter grew significantly over the same period last year due mainly to the increase in the number of product offerings and the number of retail outlets which stock its titles.

Cost of sales:

Primarily as a result of higher sales, cost of sales of $149.9 million in the third quarter of 1997 increased $13.1 million, or 10%, from $136.8 million in 1996. Cost of sales as a percent of sales decreased to 37.6% in 1997 from 38.4% in 1996, primarily due to the greater proportion of higher margin products among the publications sold and improved operating efficiencies. The improvement in operating efficiencies is partially attributable to ongoing initiatives to manage costs. Manufacturing costs as a percent of sales were reduced because the volume of reading and literature product sales increased, permitting more economical print runs. Editorial and plate expenses declined as a percent of sales, reflecting the larger product base and more efficient development efforts. By combining the acquisitions of Heath in 1995 and McDougal Littell & Company in 1994 with in-house development of new products, the Company has built a wide spectrum of products which are positioned to compete in the large number of state adoption and open territory sales opportunities anticipated in 1997, 1998 and 1999. Although management does not expect editorial expenses in 1997 to decline in absolute dollars, these costs are expected to decline as a percent of sales as the Company supports the existing product base.

Selling and administrative:

Selling and administrative expenses in the third quarter of 1997 were $98.2 million, an increase of $7.4 million, or 8%, from $90.7 million in the third quarter of 1996. For the third quarter of 1997 and 1996, selling and administrative expenses decreased as a percent of sales to 24.6% from 25.4%. The primary reason for this improvement was a decrease in distribution costs, which is a result of improvements made to the customer service and warehouse management processes.

Other income and expense:

In the third quarter of 1997, the Company recorded a one-time charge of $2.0 million ($1.2 million after-tax), or $0.04 per share, related to INSO's acquisition of Level Five Research, Inc. and a restructuring charge recorded by

INSO. Equity income from the Company's investment in INSO declined to $0.1 million in the third quarter of 1997 from $1.3 million in the third quarter of 1996. The third quarter of 1996 included a gain of approximately $9.6 million ($5.6 million after-tax), or $0.20 per share, on the sale of 200,000 shares of INSO common stock.

Net interest expense of $10.8 million for the third quarter of 1997 was $0.6 million lower than in the same period in 1996. The reduction was primarily a result of lower working capital borrowings in the third quarter of 1997 and the paydown of $30.3 million of debt in the fourth quarter of 1996, offset by higher interest rates in 1997.

Income taxes:

The tax provision increased $2.8 million, or 5%, over the same period last year. This increase was the result of higher operating income in 1997, partially offset by a decrease in the tax rate to 40.0% in 1997 from 40.9% in 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Consolidated net income for the nine months ended September 30, 1997 was $67.0 million, or $2.35 per share, compared to net income of $63.4 million, or $2.28 per share, for the same period in 1996. During the nine months ended September 30, 1997, the Company recorded a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, as the result of INSO's offering of common stock and a one-time charge of $2.5 million ($1.5 million after-tax), or $0.05 per share, related to the equity investment in INSO. During the nine months ended September 30, 1996, the Company recorded a gain of approximately $32.5 million ($18.8 million after-tax), or $0.68 per share, on the sale of 737,500 shares of INSO common stock and a one-time charge related to the equity investment in INSO of $1.4 million ($0.8 million after-tax), or $0.03 per share.

Excluding these non-recurring items, the net income for the nine months ended September 30, 1997 would have been $59.8 million, or $2.10 per share, compared to net income of $45.4 million, or $1.63 per share, in the first nine months of 1996. The primary reasons for the increase in net income in 1997 were higher sales and improvement in the operating margin.

Net sales:

Net sales for the nine months ended September 30, 1997 were $670.2 million, an increase of 12% from the $597.7 million reported in the same period in 1996. Educational publishing net sales increased $65.5 million, or 12%, to $601.5 million in the nine months ended September 30, 1997 from net sales of $536.1 million in the same period in 1996. All educational publishing divisions reported higher sales with the largest dollar increases reported by the School Division and McDougal Littell. Sales in both divisions benefited from the increased sales opportunities in adoption states and open territories.

The general publishing segment's net sales of $68.6 million in the nine months ended September 30, 1997 increased $7.0 million, or 11%, from net sales of $61.7 million during the same period in 1996. This increase was due to increased Trade & Reference Division sales of adult and juvenile books, dictionary products, and the Chapters imprint, partially offset by lower sales of publishing rights and lower distribution income. Higher sales from Houghton Mifflin Interactive also contributed to the increase.

Cost of sales:

Primarily as a result of higher sales, cost of sales of $295.7 million in the nine months ended September 30, 1997 rose $24.5 million, or 9%, from $271.2 million during the same period in 1996. Cost of sales as a percent of sales for the nine months ended September 30, 1997 decreased to 44.1% from 45.4% during the same period in 1996. This improvement was primarily due to lower manufacturing costs and editorial expenses as a percent of sales, reflecting the greater proportion of higher margin products among the publications sold and improved operating efficiencies.

Selling and administrative:

Selling and administrative expenses during the nine months ended September 30, 1997 were $247.0 million, an increase of $24.4 million, or 11%, from $222.7 million recorded in the same period in 1996. Selling and administrative expenses decreased as a percent of sales to 36.9% from 37.3% for the nine months ended September 30, 1997 and 1996, respectively. The primary reason for this improvement was lower distribution costs, which benefited from investments made in customer service and warehouse management processes. Partially offsetting this decrease was an increase in selling costs as a percent of sales, reflecting, in part, the addition of freelance personnel to expand the sales force and increased sample and implementation expense. The increases are the result of the large number of sales opportunities in adoption states and open territories in 1997.

Other income and expense:

In the nine months ended September 30, 1997, the Company recognized a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, representing the Company's portion of the increase in INSO's net equity as a result of INSO's fourth quarter 1996 completion of a public offering of 1.2 million shares of common stock at a net offering price of approximately $47 per share. The Company also recorded a one-time charge of $2.5 million ($1.5 million after-tax), or $0.05 per share, related to the equity investment in INSO. During the nine months ended September 30, 1996, the Company recorded a gain of approximately $32.5 million ($18.8 million after-tax), or $0.68 per share, on the sale of 737,500 shares of INSO common stock and a one-time charge related to the equity investment in INSO of $1.4 million ($0.8 million after-tax), or $0.03 per share.

Net interest expense of $30.6 million for the nine months ended September 30, 1997 decreased $1.0 million from the same period in 1996. The reduction was primarily a result of lower working capital borrowings during the nine months ended September 30, 1997 and the paydown of $30.0 million of debt in the fourth quarter of 1996, offset by higher interest rates in 1997.

Income taxes:

The tax provision increased $1.7 million, or 4%, during the nine months ended September 30, 1997 over the same period last year. This increase was the result of the higher operating income in 1997, partially offset by a decrease in the tax rate to 40.3% in 1997 from 40.7% in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal businesses are seasonal, with approximately 70% of net sales normally reported in the second and third quarters. The Company usually incurs operating losses in the first and fourth quarters.

This sales seasonality affects the Company's operating cash flow. A net cash deficit from all the Company's activities is normally incurred through the middle of the third quarter of the year. The deficit is funded through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper. As of September 30, 1997, the Company used $29.7 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments. As of September 30, 1996, the Company used proceeds of $36.7 million from the sale of INSO stock and $56.7 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments.

Net cash provided by operating activities was $36.9 million during the nine months ended September 30, 1997, a $47.3 million increase from $10.4 million in cash used in operations during the same period in 1996. Excluding the equity earnings of INSO, depreciation and amortization, and gain on the equity transaction of INSO and sale of INSO stock, earnings increased $30.1 million.

Changes in operating assets and liabilities used $17.3 million less cash during the nine months ended September 30, 1997 than in the same period in 1996, primarily due to improved working capital management.

Cash required for investing activities was $59.8 million during the nine months ended September 30, 1997, an increase of $25.0 million from $34.8 million required during the same period in 1996. Excluding the $36.7 million in proceeds the Company received from the sale of shares of INSO common stock during the nine months ended September 30, 1996, cash required for investing activities decreased by $11.6 million, principally due to a $5.3 million decrease in book plate expenditures and a $6.7 million decrease in acquisition of publishing assets for the nine months ended September 30, 1997 compared to the same period in 1996.

Net proceeds from financing decreased by $23.7 million during the nine months ended September 30, 1997 from the same period in 1996, primarily due to lower working capital requirements. In March 1996, the Company completed the refinancing of the debt incurred in conjunction with the Heath acquisition by replacing short-term bank financing with $125 million of long-term debt and $100 million of medium-term notes. Proceeds from these issuances were used to repay $125 million of commercial paper and $100 million of the five-year credit facility drawn upon in conjunction with the Heath acquisition.

The Company expects that cash flows from operations for the full year 1997 will be sufficient to provide adequate financing resources to support operational needs and to fund capital expenditures, dividend payments, and paydown by yearend a portion of the debt outstanding at the beginning of 1997.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
This report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Reliance should not be placed on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to, (i) the seasonal and cyclical nature of the Company's educational sales; (ii) variable funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational materials and shifts in timing of purchases; (iii) changes in purchasing patterns in elementary, secondary, and college markets; (iv) regulatory changes which would affect the purchase of educational materials and services; (v) strength of the retail market for general-interest publications and market acceptance of newly published titles and new electronic products; and
(vi) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders

                   None

      Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibit No. (27)  Financial Data Schedule

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




                                                 HOUGHTON MIFFLIN COMPANY
                                          --------------------------------------
                                                        Registrant


      Dated:  November 13, 1997                       /s/ Gail Deegan
                                          --------------------------------------
                                                        Gail Deegan
                                                 Executive Vice President,
                                          Chief Financial Officer, and Treasurer


      Dated:  November 13, 1997                     /s/ David R. Caron
                                          --------------------------------------
                                                      David R. Caron
                                                Vice President, Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)



Exhibit No      Description of Document          Page Number in This Report*
----------      -----------------------          --------------------------


 (27)           Financial Data Schedule                      23



*  Page numbers refer to sequentially numbered copy.