Form 10-K405
period 1997-12-31
HOUGHTON MIFFLIN CO
filed 1998-03-25
CIK 48638

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 1-5406

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                            ------------------------

                            HOUGHTON MIFFLIN COMPANY
             (Exact name of registrant as specified in its charter)

                                 MASSACHUSETTS
                        (State or other jurisdiction of
                         incorporation or organization)

                            222 BERKELEY ST., BOSTON
                    (Address of principal executive offices)

                                   04-1456030
                                (I.R.S. Employer
                              Identification No.)

                                   02116-3764
                                   (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (617) 351-5000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                  NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                         ON WHICH REGISTERED
       -------------------                        ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $790,562,237 as of February 28, 1998.

     The registrant had outstanding 28,425,872 shares of common stock (exclusive of Treasury shares) and 28,425,872 Preferred Stock Purchase Rights as of February 28, 1998.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1998 Annual Meeting of Stockholders are incorporated into Part III.
================================================================================

                            HOUGHTON MIFFLIN COMPANY

                               TABLE OF CONTENTS
                                   FORM 10-K

                                                                            PAGE
                                                                            ----
                                     PART I
Item 1.       Business....................................................    1
Item 2.       Properties..................................................    4
Item 3.       Legal Proceedings...........................................    5
Item 4.       Submission of Matters to a Vote of Securities Holders.......    5

                                    PART II
Item 5.       Market for the Company's Common Stock and Related
              Stockholder Matters.........................................    7
Item 6.       Selected Financial Data.....................................    8
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    9
Item 8.       Consolidated Financial Statements and Supplementary Data....   17
Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................   46

                                    PART III
Item 10.      Directors and Executive Officers of the Company.............   46
Item 11.      Executive Compensation......................................   46
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   46
Item 13.      Certain Relationships and Related Transactions..............   46

                                    PART IV
Item 14.      Exhibits, Financial Statements and Schedule, and Reports on
              Form 8-K....................................................   46
              Index to Consolidated Financial Statements and Financial
              Schedules...................................................   46
              Financial Statement Schedule................................   46
              Signatures..................................................   48
              Index to Exhibits...........................................   49

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "'Safe Harbor' Statement under Private Securities Litigation Reform Act of 1995" on page 16 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

(a)  DESCRIPTION OF BUSINESS

     Houghton Mifflin Company (the "Company") was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. The Company has three significant subsidiaries: McDougal Littell Inc., Evanston, Illinois, publishes educational materials for the secondary school market; The Riverside Publishing Company, Itasca, Illinois, publishes assessment materials for the educational and clinical testing markets; and Great Source Education Group, Inc., Wilmington, Massachusetts, publishes supplementary instructional material for the elementary and secondary school markets. The Company's principal business is publishing, and its operations are classified into two industry segments: (1) textbooks and other educational materials and services for the school and college markets; and
(2) general publishing, including fiction, nonfiction, children's books, and dictionary and reference materials in a variety of formats and media. In this description of the Company's business, all subsidiaries are treated as part of the Company.

     In October 1995, Houghton Mifflin acquired the D.C. Heath and Company ("Heath") division of Raytheon Company in a purchase transaction for net cash consideration of $460.6 million. Heath was a publisher of textbooks and supplemental materials for the elementary and secondary school and college markets. The Company's consolidated financial statements include Heath's operating results from the date of acquisition in the educational publishing segment.

     In March 1994, the Company's former Software Division successfully completed an initial public offering. The Company retained an equity interest in the successor company, INSO Corporation ("INSO"), of approximately 40%. In August 1995, INSO completed a new public offering of 1.2 million shares of common stock which reduced the Company's ownership interest to approximately 36%. INSO declared a stock split in the form of a 100% stock dividend to be paid in September 1995. All INSO share references have been restated to reflect the effects of the stock split. In 1996, the Company sold 770,000 shares of INSO common stock, reducing the Company's ownership interest to approximately 30%. In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock which reduced the Company's ownership interest to approximately 27%.

(b)  FINANCIAL INFORMATION ABOUT THE INDUSTRY SEGMENTS

     Financial information about the Company's industry segments is in Part II,
Item 8, Notes to Consolidated Financial Statements, ("Note") Note 14 under the heading "Segment Information" on page 42, and in the schedule "Five-Year Financial Summary" on page 8.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     As a publisher, Houghton Mifflin shapes ideas, information, and instructional methods into various media that satisfy the lifelong need of people to learn, gain proficiency, and be entertained. The Company seeks out, selects, and generates worthwhile concepts and then enhances their value and accessibility through creative development, design, production (performed by outside suppliers), marketing, sales, and distribution. While the Company's works have been published principally in printed form, many programs or works are published in other formats including computer software, laser discs, CD-ROM, and other electronic media.

TEXTBOOKS AND OTHER EDUCATIONAL MATERIALS AND SERVICES

     This industry segment includes textbooks and instructional materials, tests for measuring achievement and aptitude, clinical/special needs testing products, computer-assisted as well as computer-managed instructional programs on all educational levels, computer tools and operating systems for the college market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets for these products are elementary and secondary schools and two- and four-year colleges. The Company's major regional sales offices are located in Illinois, Texas, Georgia, Massachusetts, and New Jersey.

     The Company's School Division develops and sells textbooks and materials for the elementary school market. McDougal Littell Inc. ("McDougal") concentrates on the secondary school market. Supplemental instructional materials for the elementary and secondary school markets are published and sold by Great Source Education Group, Inc. ("Great Source"). The Riverside Publishing Company ("Riverside") serves the educational and clinical testing markets; and the two- and four-year higher education markets are serviced by the College Division. All operating divisions have their own dedicated sales forces. Products of the School Division, McDougal, Great Source, and the College Division are distributed from two facilities located in Indianapolis, Indiana and Geneva, Illinois. The Company is required by certain states to use state textbook depositories for the distribution of educational materials. In September 1997, the Company, through Riverside, acquired the assets of Wintergreen/Orchard House, Inc., a publisher of guidance products for the elementary and secondary school markets to strengthen its guidance system product line.

     In the school market, which consists of kindergarten through twelfth grade ("K-12"), the process by which elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. Twenty-one states, or approximately one-half of the United States school population, select new instructional materials on a statewide basis for a particular subject approximately every five to eight years. These twenty-one states are referred to as "adoption states." Generally, a school or school district within an adoption state may use state monies to purchase instructional materials only from the list of publishers' programs which have been approved, or adopted, by the particular state's governing body. In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions from the unrestricted offerings of all publishers. The industry terms "adopted," or "adoption," may be used in either of two ways: (1) to describe a state governing body's approval process, or (2) to describe a school or school district's selection and purchase of instructional materials. After adopting, or selecting, instructional materials, schools later decide how much to purchase and when to purchase in order to implement the adoption.

     In general, the Company presents products to schools and teachers by sending samples to teachers within a school market which is considering a purchase. Sending sample copies is an essential part of marketing instructional materials. Since any educational program may have many individual components, and samples are widely distributed, the cost of sampling a new program can be substantial. In addition, once a program is purchased, the Company provides a variety of support, or ancillary, materials (such as teachers' editions, charts, classroom displays, classroom handouts, and tests) to purchasers at no cost. The Company also conducts training sessions within a school district that has purchased its materials to help the teachers learn how to use its products effectively. These free materials, usually called "implementation," and "in service" training sessions are an additional cost of doing business.

     The elementary school market, which consists of kindergarten through eighth grade, is composed of four major disciplines: Reading and Language Arts, Mathematics, Science and Health, and Social Studies. The School Division develops and markets its products for three of these disciplines: Reading and Language Arts, Mathematics, and Social Studies. The secondary school market, which consists of sixth grade through twelfth grade, is composed of six major disciplines: Science and Health, English and Language Arts, Social Studies, Mathematics, Vocational, and Foreign Languages. McDougal develops and markets its products for four of these disciplines: English and Language Arts, Social Studies, Mathematics, and Foreign Language.

GENERAL PUBLISHING

     Houghton Mifflin's general publishing segment consists of the Trade & Reference Division ("Trade Division") and Houghton Mifflin Interactive Corporation ("HMI"). The Trade Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. Its principal markets are retail stores. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. The division also gains revenue from sales of book reprint rights to paperback publishers, book clubs, and other publishers in the U.S. and abroad. Reference materials are also sold to schools, colleges, office supply distributors, and businesses. The Trade Division's publications are sold by its own sales force, as well as the Company's other divisional sales forces, commission agents, and wholesalers. Major corporate sales and support offices are maintained in Massachusetts and New York. In May 1997, the Company acquired the assets of Chapters Publishing Ltd., predominantly a publisher of cookbooks, to supplement the Trade Division's reference product line.

     HMI develops and sells multimedia consumer products, chiefly CD-ROM titles, in the children's, reference, and adult-hobby markets. Its principal markets are retail stores.

COMPANY BUSINESS AS A WHOLE

     Book printing and binding capacity and the availability of raw materials remained at satisfactory levels throughout the year. The Company is not dependent upon any one supplier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 9.

     Almost ninety percent of the Company's revenues are derived from educational publishing, a markedly seasonal business. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September. Thus, the Company realizes more than forty percent of net sales and a substantial portion of net income during the third quarter, making third-quarter results material to full-year performance. The Company also characteristically posts a net loss in the first and fourth quarters of the year, when fewer educational institutions are making purchases.

     Sales of instructional materials are also cyclical, with some years offering more sales opportunities than others. There were more sales opportunities for the Company's instructional materials in 1997 than in 1996, due to an increase in the number of states adopting elementary and secondary school products in subjects in which the Company publishes, particularly in the Reading and Language Arts disciplines. Although the loss of a single customer or a few customers would not have a materially adverse effect on the business of the Company, schedules of school adoptions can affect year-to-year revenue performance. See "Summary of Quarterly Results of Operations (unaudited)" for the two-year period ended December 31, 1997, on page 45.

     The Company expects that there will be fewer 1998 statewide adoption opportunities than in 1997, when a significant number of states and districts adopted reading and literature products. Although a number of mathematics and social studies statewide adoptions are scheduled in 1998, these disciplines do not generate as large a per-pupil expenditure as reading and literature adoptions. Due to growth opportunities in other divisions, the Company expects a modest increase in 1998 revenues, despite an anticipated decrease in revenue opportunities in the K-12 market in 1998 as compared to 1997. During 1998, the Company plans to increase its investment in new products and services to take advantage of opportunities in both publishing segments and to respond to changes in the timing of statewide adoption opportunities. The Company will also invest to improve operating and support systems and to comply with Year 2000 computer requirements. These investments will help maintain a market-leading product line, as well as improve efficiency, profitability, and service to customers. As a result of these investments, the Company expects 1998 income from operations to be below 1997 results.

     The Company sells its products in highly competitive markets and believes the major competitive factors are quality of product and customer service. The elementary and secondary school markets are served by approximately ten significant publishers; the college book market is served by approximately ten significant publishers. In the diverse trade and juvenile book markets, approximately 70% of total industry sales is shared by eight major publishers, including Houghton Mifflin.

     At December 31, 1997, the Company employed approximately 2,550 people.

     The Company anticipates no substantial expenditures for compliance with environmental laws or regulations.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND EXPORT SALES

     Export sales are not significant to either of the Company's two business segments.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located at 222 Berkeley Street, Boston, Massachusetts.

     The following table describes the approximate building areas and principal uses of the significant operating properties of the Company and its subsidiaries at December 31, 1997. The Company believes that its owned and leased properties are suitable and adequate for its present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

                                     APPROXIMATE        PRINCIPAL
                                         AREA              USE
             LOCATION               IN SQUARE FEET       OF SPACE                SEGMENT USED BY
----------------------------------  --------------   ----------------  ------------------------------------
OWNED PREMISES
Geneva, Illinois..................     486,000       Offices &         Textbooks and other educational
                                                     warehouse         materials; sales office
Indianapolis, Indiana.............     503,000       Offices &         Textbooks and other educational
                                                     warehouse         materials
LEASED PREMISES
Boston, Massachusetts.............     301,000       Executive &       (1) Textbooks and other educational
  222 Berkeley Street/                               business offices  materials and services,
  500 Boylston Street                                                  (2) General publishing, and
                                                                       (3) Corporate headquarters
Batavia, Illinois.................     120,000       Offices &         Textbooks and other educational
                                                     warehouse         materials and services
Itasca, Illinois..................      75,000       Offices           Textbooks and other educational
                                                                       materials and services, sales office
Dallas, Texas.....................      70,000       Offices &         Textbooks and other educational
                                                     warehouse         materials and services; sales office
Evanston, Illinois................      71,000       Offices           Textbooks and other educational
                                                                       materials; sales office
Wilmington, Massachusetts.........      41,000       Offices           Educational materials and services;
                                                                       corporate support; sales office
Atlanta, Georgia..................      31,000       Offices &         Textbooks and other educational
                                                     warehouse         materials; sales office
New York, New York................      30,000       Offices           General publishing; sales office
St. Charles, Illinois.............      14,000       Offices           Textbooks and other educational
                                                                       materials; sales office
Somerville, Massachusetts.........      12,000       Offices           General publishing; sales office
Princeton, New Jersey.............       5,700       Offices           Textbooks and other educational
                                                                       materials; sales office

     The years of expiration on leased premises are as follows:

Boston, Massachusetts.......................................  2007
Itasca, Illinois............................................  2006
Dallas, Texas...............................................  2005
Evanston, Illinois..........................................  2004
Wilmington, Massachusetts...................................  2005
Atlanta, Georgia............................................  1999
New York, New York..........................................  2004
St. Charles, Illinois.......................................  2006
Somerville, Massachusetts...................................  1999
Princeton, New Jersey.......................................  1999
Batavia, Illinois...........................................  1998

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE COMPANY

                                                                                                   OTHER
                                                                                        OFFICE   POSITIONS
                                 AGE AT                                                  HELD    WITH THE
             NAME                2/28/98                     OFFICE                     SINCE     COMPANY
-------------------------------  -------   -------------------------------------------  ------   ---------
Nader F. Darehshori............    61      Chairman, President, and Chief Executive      1991    Director
                                           Officer
Albert Bursma, Jr..............    60      Executive Vice President; President,          1995       --
                                           Great Source Education Group, Inc.
David R. Caron.................    37      Vice President, Controller                    1997       --
Gail Deegan....................    51      Executive Vice President, Chief Financial     1996       --
                                           Officer, and Treasurer
Margaret M. Doherty............    59      Senior Vice President, Human Resources        1994       --
Elizabeth L. Hacking...........    56      Senior Vice President, Strategic              1993       --
                                           Development
George A. Logue................    47      Senior Vice President, School Division        1997       --
Julie A. McGee.................    55      Executive Vice President; President,          1995       --
                                           McDougal Littell Inc.
Mark Mooney....................    45      Senior Vice President, Chief Technology       1997       --
                                           Officer
John H. Oswald.................    48      Executive Vice President; President,          1992       --
                                           The Riverside Publishing Company
Conall E. Ryan.................    40      Senior Vice President; President,             1997       --
                                           Houghton Mifflin Interactive Corporation
Gary L. Smith..................    53      Senior Vice President, Administration         1991       --
June Smith.....................    54      Executive Vice President, College Division    1994       --
Wendy Strothman................    47      Executive Vice President, Trade & Reference   1996       --
                                           Division
Paul D. Weaver.................    55      Senior Vice President, Clerk, Secretary and   1989       --
                                           General Counsel

     Below is a brief account of the business experience of each executive officer during the past five years. Each executive officer has been employed by the Company for more than five years with the exception of Mr. Bursma, Mr. Caron, Ms. Deegan, Ms. McGee, Mr. Mooney, Mr. Ryan, and Ms. Strothman.

Nader F. Darehshori
1991-- Chairman, President, and Chief Executive Officer

Albert Bursma, Jr.
1995-- Executive Vice President; President, Great Source Education Group, Inc.* 1993-- Executive Vice President, D.C. Heath and Company; President, School
      Division (D.C. Heath and Company was a publisher not affiliated with the Company prior to its acquisition on October 31, 1995.)

David R. Caron
1997-- Vice President, Controller
1996-- Assistant Controller
1995-- Director-Corporate Accounting, NYNEX
1993-- Staff Director, NYNEX

Gail Deegan
1996-- Executive Vice President, Chief Financial Officer, and Treasurer 1995-- Senior Vice President, Regulatory and Government Affairs, NYNEX 1991-- Vice President and Chief Financial Officer, New England Telephone, a
      wholly-owned subsidiary of NYNEX

George A. Logue
1997-- Senior Vice President, School Division
1994-- Vice President, Sales and Marketing, School Division
1993-- Vice President, National Sales Manager, School Division

Margaret M. Doherty
1994-- Senior Vice President, Human Resources
1990-- Vice President, Personnel

Elizabeth L. Hacking
1993-- Senior Vice President, Strategic Development
1993-- Vice President, Strategic Development

Julie A. McGee
1995-- Executive Vice President; President, McDougal Littell Inc.*
1994-- Senior Vice President
1994-- President, McDougal Littell/Houghton Mifflin Inc.*
1991-- President, McDougal, Littell & Company (McDougal, Littell & Company was a publisher not affiliated with the Company prior to its acquisition on March 1, 1994.)

Mark Mooney
1997-- Senior Vice President, Chief Technology Officer
1996-- Vice President, Director of Information Technology, The Bureau of
      National Affairs
1991-- Director of Information Services, The Bureau of National Affairs

John H. Oswald
1993-- Executive Vice President; President, The Riverside Publishing Company*

Conall E. Ryan
1997-- Senior Vice President; President, Houghton Mifflin Interactive
      Corporation
1996-- President, Houghton Mifflin Interactive Corporation
1995-- Corporate Vice President, Houghton Mifflin Interactive
1994-- Director, New Media, Trade and Reference Division, and Chairman, On
      Technology Corporation; Vice President, Publishing for Knowledge Adventure (a publisher not affiliated with the Company)
1993-- Chairman, On Technology Corporation

Gary L. Smith
1991-- Senior Vice President, Administration

June Smith
1994-- Executive Vice President, College Division
1992-- Vice President, Editorial Director, College Division

Wendy Strothman
1996-- Executive Vice President, Trade & Reference Division
1995-- Vice President, Publisher, Adult Trade and Reference
1993-- Director, Beacon Press (a publisher not affiliated with the Company)

Paul D. Weaver
1989-- Senior Vice President, Clerk, Secretary, and General Counsel

* A subsidiary of the Company

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange. As of February 28, 1998, the approximate number of shareholders on record of common stock of the Company was 5,640.

     Information about stock prices and dividends paid per share is set forth below:

                            HOUGHTON MIFFLIN COMPANY
             STOCK PRICES AND DIVIDENDS PAID PER SHARE (UNAUDITED)

                                                         1997                         1996
                                              --------------------------   --------------------------
                                                                DIVIDEND                     DIVIDEND
                                               HIGH     LOW       PAID      HIGH     LOW       PAID
                                               ----     ---     --------    ----     ---     --------
First Quarter...............................  $28.31   $26.75    $0.120    $22.69   $20.25    $0.120
Second Quarter..............................   33.38    26.31     0.120     24.88    21.19     0.120
Third Quarter...............................   39.19    33.00     0.125     25.25    23.07     0.120
Fourth Quarter..............................   40.25    34.44     0.125     28.32    22.69     0.120
                                                                 ------                       ------
Year........................................                     $0.490                       $0.480
                                                                 ======                       ======

ITEM 6.  SELECTED FINANCIAL DATA

     The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. The per share amounts presented below and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are based on the basic weighted average shares outstanding, unless specifically identified as diluted. For further discussion of earnings per share and the impact of the Statement No. 128, see Note 15 on page 44.

     On June 25, 1997, the Board of Directors declared a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend to shareholders. All per share amounts have been retroactively restated in this report to reflect the effect of the stock split.

     The response to this item is set forth below:

                            HOUGHTON MIFFLIN COMPANY
                          FIVE-YEAR FINANCIAL SUMMARY
         (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1997        1996         1995        1994       1993
                                                     --------   ----------   ----------   --------   --------
OPERATING RESULTS
    Net sales......................................  $797,320   $  717,863   $  529,022   $483,076   $462,969
    Operating income (loss)........................   106,558       87,382      (13,095)    53,464     51,370
    Net interest expense...........................    38,926       40,875       13,008      6,509      2,347
    Gain on sale of INSO Corporation common
      stock........................................        --       34,261           --         --         --
    Acquisition charges, INSO Corporation..........    (2,455)     (11,698)      (2,200)        --         --
    Gain on equity transactions of INSO Corporation
      and sale of interest in Software Division....    14,904           --       13,102     36,212         --
    Income (loss) before taxes and extraordinary
      item.........................................    83,533       73,953      (11,444)    85,140     49,023
    Net income (loss)..............................    49,822       43,622       (7,243)    51,191     30,371

PER COMMON SHARE
    Basic net income (loss) per share..............  $   1.76   $     1.57   $    (0.26)  $   1.85   $   1.12
    Diluted net income (loss) per share (except
      when anti-dilutive)..........................  $   1.73   $     1.56   $    (0.26)  $   1.84   $   1.11
    Dividends declared per share...................  $  0.490   $    0.480   $    0.465   $  0.435   $  0.415
    Book value.....................................  $  11.25   $     9.72   $     8.45   $   8.83   $   8.10
    Stock price -- High............................  $  40.25   $    28.32   $    27.38   $  26.50   $  25.19
                  Low..............................  $  26.31   $    20.25   $    19.82   $  18.07   $  18.19
                  Close............................  $  38.38   $    28.32   $    21.50   $  22.69   $  24.32

FINANCIAL DATA
    Total assets...................................  $981,100   $1,006,442   $1,046,449   $497,266   $398,086
    Long-term debt less current portion............   371,081      500,999      426,148     99,445     26,438
    Additions to book plates and property, plant,
      and equipment................................    67,903       74,943       54,278     33,720     36,524
    Dividends paid.................................    13,959       13,371       12,845     12,026     11,475
    Weighted average shares outstanding:
         Basic.....................................    28,237       27,801       27,609     27,674     27,221
         Diluted...................................    28,826       27,919       27,609     27,771     27,438
NET SALES -- CLASSES OF SIMILAR PRODUCTS
    Textbooks and other educational materials and
      services
         School publishing.........................  $560,259   $  497,709   $  359,523   $303,370   $267,106
         College publishing........................   148,969      138,346       82,277     84,057     90,092
                                                     --------   ----------   ----------   --------   --------
                                                      709,228      636,055      441,800    387,427    357,198
         General publishing........................    88,092       81,808       87,222     95,649    105,771
                                                     --------   ----------   ----------   --------   --------
                                                     $797,320   $  717,863   $  529,022   $483,076   $462,969
                                                     ========   ==========   ==========   ========   ========

     In 1997, the Company recognized a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, representing the Company's portion of the increase in INSO's net equity as a result of INSO's completion of a public offering of 1.2 million shares of common stock at a net offering price of approximately $47 per share in the fourth quarter of 1996 (see Note 1 and Note 11 for the Company's recognition policy). The 1997 results include special charges of $2.5 million ($1.5 million after-tax), or $0.05 per share, related to INSO's acquisition of Mastersoft products from Adobe Systems Incorporated, the acquisition of Level Five Research, Inc. and a restructuring charge affecting INSO's Information Products and certain of its Information Management Tools products.

     In 1996, the Company recorded a gain of $34.3 million ($19.9 million after-tax), or $0.71 per share, on the sale of 770,000 shares of INSO common stock. The Company also recorded acquisition charges in 1996 of $11.7 million ($7.1 million after-tax), or $0.25 per share, relating to its investment in INSO, resulting from INSO's acquisition of ImageMark Software Labs, Inc. and Electronic Book Technologies, Inc.

     In October 1995, the Company completed the acquisition of Heath from Raytheon Company in a purchase transaction (see Note 2). As a result, the Company recorded in 1995 certain charges of $49.3 million ($30.0 million after-tax), or $1.09 per share, associated with the integration of the Heath business. In 1995, there was a $2.2 million charge, or $0.08 per share, relating to the Company's investment in INSO resulting from INSO's acquisition of Systems Compatibility Corporation. The Company also recorded a gain in 1995 of $13.1 million ($7.8 million after-tax), or $0.28 per share, in 1995 in connection with an additional public offering of 1.2 million shares made by INSO.

     In 1994, the Company recognized a gain of $36.2 million ($22.8 million after-tax), or $0.82 per share, in connection with the initial public offering of INSO, the successor company to the former Software Division.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

     The consolidated net income in 1997 was $49.8 million, or $1.76 per share, compared to net income of $43.6 million, or $1.57 per share in 1996, and a consolidated net loss of $7.2 million, or $0.26 per share in 1995.

     The Company recognized a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, in 1997 representing the Company's portion of the increase in INSO's net equity as a result of INSO's completion of a public offering in 1996, and a special charge of $2.5 million ($1.5 million after-tax), or $0.05 per share, related to the equity investment in INSO.

     In 1996, the Company recorded a gain of approximately $34.3 million ($19.9 million after-tax), or $0.71 per share, from the sale of 770,000 shares of INSO common stock. The 1996 results also include acquisition charges of $11.7 million ($7.1 million after-tax), or $0.25 per share, related to the equity investment in INSO.

     The 1995 results include special charges of $49.3 million ($30.0 million after-tax), or $1.09 per share, related to the integration of Heath; $7.0 million ($4.3 million after-tax), or $0.15 per share, related to the outsourcing of distribution operations; and $2.2 million, or $0.08 per share, related to the equity investment in INSO. The 1995 results also include a gain of $13.1 million ($7.8 million after-tax), or $0.28 per share, for the sale of additional common shares by INSO, and a gain of $3.8 million ($2.3 million after-tax), or $0.08 per share, on the sale of a distribution facility.

     Excluding these non-recurring items, net income for 1997 would have been $42.7 million, or $1.51 per share, compared to net income of $30.8 million, or $1.11 per share, in 1996 and $19.2 million, or $0.70 per share, in 1995.

  Net sales:

     The Company's net sales in 1997 increased $79.4 million, or 11%, to $797.3 million from $717.9 million in 1996. The educational publishing segment's net sales of $709.2 million in 1997 were $73.1 million, or 11.5%, above 1996 net sales of $636.1 million. All divisions reported increased revenues over the previous year, with the School Division and McDougal reporting the largest dollar increases. Both divisions benefited from greater sales opportunities in 1997 in both adoption states and open territories. The general publishing segment's net sales in 1997 increased by $6.3 million, or 7.7%, to $88.1 million from $81.8 million in 1996. This gain was due to strong market response to Mariner Books, the Trade & Reference Division's new paperback imprint; higher net sales of adult, children's and reference titles; and increased sales from Houghton Mifflin Interactive.

     Net sales in 1996 increased $188.8 million, or 36%, to $717.9 million from $529.0 million in 1995. The educational publishing segment's net sales of $636.1 million in 1996 were $194.3 million, or 44.0%, above net sales of $441.8 million in 1995. The most significant factor in the net sales increase was the addition of Heath publications. The general publishing segment's net sales decreased by $5.4 million, or 6.2%, to $81.8 million from 1995 net sales of $87.2 million. The decrease in net sales was primarily due to lower frontlist sales.

  Cost of sales:

     Primarily as a result of higher sales, cost of sales in 1997 rose $32.8 million, or 10%, to $362.5 million from $329.7 million in 1996. Despite this increase, cost of sales as a percent of sales decreased to 45.5% in 1997 from 45.9% in 1996. This improvement was primarily due to lower editorial and plate expenses as a percent of sales.

     Cost of sales also increased in 1996 primarily due to higher sales, growing by $58.7 million, or 22%, to $329.7 million in 1996 from $271.0 million in 1995. Despite this increase, cost of sales as a percent of sales decreased to 45.9% in 1996 from 51.2% in 1995. The improvement was primarily due to the increase in net sales and operating efficiencies achieved through the integration of Heath. All components of cost of sales decreased as a percent of sales in 1996 compared to 1995, except for plate expense, with the largest savings in editorial expense. Plate expense increased, as expected, due to the development of elementary and secondary school programs to meet adoption opportunities over the next several years.

  Selling and administrative:

     Selling and administrative expenses in 1997 were $328.3 million, an increase of $27.5 million, or 9%, over the $300.8 million recorded in 1996. Excluding goodwill amortization of $27.9 million in 1997 and $26.7 million in 1996, selling and administrative expense declined as a percent of sales to 37.7% in 1997 from 38.2% in 1996. The primary reason for this improvement was a decrease in distribution costs as a result of a new warehouse management system and other operating improvements. Partially offsetting this decrease was an increase in selling costs as a percent of sales, reflecting, in part, the addition of freelance personnel to expand the sales force and increased sample and implementation expense. These increases were made to take advantage of increased sales opportunities in both adoption states and open territories in 1997. Administrative costs also increased marginally, as the Company began efforts to improve its customer support system and to address the Year 2000 computer issue.

     Selling and administrative expenses in 1996 were $300.8 million, an increase of $86.0 million, or 40%, from $214.8 million recorded in 1995. Excluding goodwill amortization of $26.7 million in 1996 and $10.5 million in 1995, selling and administrative expense declined as a percent of sales to 38.2% in 1996 from 38.6% in 1995. The primary reason for the improvement was the increase in net sales and operating efficiencies achieved through the integration of Heath. The increase in goodwill amortization expense was due to the acquisition of Heath. Selling costs increased in 1996 as the Company expanded the sales force to ensure adequate market exposure of the expanded product lines from the acquisition of Heath. In preparation for the greater number of statewide adoption opportunities in 1997, sampling expense increased year over year. Distribution expenses also declined as a percent of sales with economies of scale offsetting some of the additional costs incurred to improve customer service.

  Special charges:

     The 1995 special charges included $49.3 million related to the integration of Heath and $7.0 million resulting from the decision to outsource the Company's distribution function. The charges related to Heath included $32.9 million for inventory and plate adjustments based on strategic decisions made and actions taken subsequent to the acquisition, $9.3 million for integration of administrative and sales functions, and $7.1 million for indirect costs of the acquisition. The distribution-related charges included $3.0 million for closing costs and the disposal of assets, $2.9 million for severance, and $1.1 million for consulting and inventory relocation.

  Other income and expense:

     During 1997, the Company recognized a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, representing its portion of the increase in INSO's net equity as a result of their fourth-quarter 1996 public offering of
1.2 million shares of common stock at a net offering price of approximately $47 per share. The Company also recorded charges of $2.5 million ($1.5 million after-tax), or $0.05 per share, related to INSO's acquisition of Mastersoft products from Adobe Systems Incorporated, the acquisition of Level Five Research, Inc. and a restructuring charge affecting INSO's Information Products and certain of its Information Management Tools products. In 1996, the Company recorded a gain of approximately $34.3 million ($19.9 million after-tax), or $0.71 per share, from the sale of 770,000 shares of INSO common stock and charges of $11.7 million ($7.2 million after-tax), or $0.25 per share, related to INSO's acquisition of ImageMark Software Labs, Inc. and Electronic Book Technologies, Inc. In 1995, there was a $2.2 million charge, or $0.08 per share, related to INSO's acquisition of Systems Compatibility Corporation, and a gain of $13.1 million ($7.8 million after-tax), or $0.28 per share, for the sale of additional common shares by INSO.

     Net interest expense of $38.9 million in 1997 decreased $2.0 million from $40.9 million in 1996. The reduction was primarily a result of the paydown of $30.3 million of debt in the fourth quarter of 1996 and lower working capital borrowings in 1997, which were partially offset by higher interest rates in 1997.

     Net interest expense of $40.9 million in 1996 increased $27.9 million, or 214%, from $13.0 million in 1995. The increase was mainly due to the financing of the Heath acquisition; a full year of interest on $126.6 million of Stock Appreciation Income-Linked Securities ("SAILS"); and higher working capital requirements in 1996.

  Income taxes:

     The provision for taxes in 1997 increased $3.4 million, or 11%, over 1996. This increase was the result of the higher operating income in 1997, partially offset by a decrease in the effective tax rate to 40.4% in 1997 from 41.0% in 1996.

     The provision for taxes in 1996 increased $34.5 million over 1995, primarily due to higher operating income and a higher effective tax rate. The effective tax rate increased to 41.0% in 1996 from 36.7% in 1995, reflecting the spread of certain fixed non-deductible tax costs over significantly higher 1996 taxable income.

TEXTBOOK AND OTHER EDUCATIONAL MATERIALS AND SERVICES

     The educational publishing segment's net sales of $709.2 million in 1997 represented a $73.1 million, or 11.5%, increase over 1996 net sales of $636.1 million. In elementary and secondary school publishing, the School Division and McDougal contributed an increase of $49.1 million, benefiting from the increased sales opportunities in adoption states and open territories. The School Division's reading program, Houghton Mifflin Reading: Invitations to Literacy
(C) 1996, 1997, had higher sales in state adoptions and open territories, as did its social studies program, We The People (C) 1997. McDougal gained significant market share in adoption states and open territories with its language arts program, The Language of Literature (C) 1997, and Spanish language program, Dime! (C) 1997. Great Source reported a 12% increase in net sales primarily due to the Write Source product line. Riverside sales increased 17%, primarily as a result of increased sales of custom contracts, group and clinical assessment materials. The College Division reported net sales of $149.0 million, a

7.7% increase over 1996. Its newly published titles performed extremely well, the backlist was strong, and book returns declined.

     The educational publishing segment's net sales of $636.1 million in 1996 rose by $194.3 million, or 44.0%, from net sales of $441.8 million in 1995. The School Division and McDougal contributed an increase of $118.9 million, reflecting the addition of Heath publications and new programs. McDougal's language arts programs, The Language of Literature (C)1997 and The Writer's Craft (C) 1995, led the market in new business, as did the School Division's reading program, Houghton Mifflin Reading: Invitations to Literacy (C) 1996. Great Source reported substantially increased net sales primarily driven by the Write Source product line. Riverside's sales increased 4.8% over 1995, as it won a number of large state-wide testing contracts. The College Division reported net sales of $138.3 million, a 47.3% increase over 1995. The acquisition of Heath and a strong list of new publications contributed to the revenue growth.

     Operating income for the educational publishing segment increased $17.5 million, or 15.4%, to $130.9 million in 1997 from $113.4 million in 1996. The resulting operating margin for 1997 was 18.5% versus 17.8% in 1996. The operating margin improvement was primarily due to the increase in net sales and operating efficiencies achieved in 1997. Distribution, editorial, and plate expenses decreased as a percent of sales in 1997 compared to 1996. Distribution costs benefited from investments made in a warehouse management system and other operating improvements. Although editorial and plate expense were higher in absolute dollars, as a percentage of sales they were lower in 1997 primarily due to higher net sales. Increased selling and administrative costs partially offset these decreases. The increase in selling costs was the result of the large number of sales opportunities in adoption states and open territories in 1997. The Company expanded its sales force in preparation for these opportunities, and sampling and implementation expenses were higher. Administrative costs increased due to the investments in new systems and the Year 2000 computer issue.

     Operating income for the educational publishing segment increased $49.6 million, or 77.7%, to $113.4 million in 1996 from $63.8 million in 1995. The resulting operating margin for 1996 was 17.8% versus 14.4% in 1995. The operating margin improvement was primarily due to the increase in net sales and operating efficiencies achieved through the integration of Heath. As a percent of sales, every category of operating expense except for plate and goodwill amortization and selling costs decreased from 1995, with the largest savings from editorial expense. Plate amortization increased, as expected, due to the development of elementary and secondary school programs to meet the adoption opportunities over the next several years. The increase in goodwill amortization was due to the acquisition of Heath. In 1996, the sales force was increased to ensure adequate market exposure of the expanded product lines due to the acquisition of Heath. In preparation for the greater number of statewide adoption opportunities in 1997, the Company's sampling expense increased year over year. Distribution expenses also declined as a percent of sales with economies of scale offsetting some additional costs incurred to improve customer service.

GENERAL PUBLISHING

     The general publishing segment's net sales increased by $6.3 million, or 7.7%, to $88.1 million in 1997 from $81.8 million in 1996. Higher sales in 1997 were due to increased sales of adult and juvenile books, dictionary products, and the acquisition of Chapters, the cookbook imprint purchased in the second quarter of 1997. Lower distribution income partially offset these increases. The gain in adult and juvenile books was due to increased sales of new titles and promotion of the backlist, led by Mariner Books. Houghton Mifflin Interactive's net sales in 1997 increased 39% due to an increase in the number of product offerings and the number of retail outlets through which its titles are sold. The general publishing segment's operating loss was $3.1 million in 1997 compared to $5.1 million in 1996. The improvement was primarily due to increased net sales and operating efficiencies in the Trade Division. As a percent of sales, every category of operating expense except royalty and administrative costs decreased from 1996.

     The general publishing segment reported 1996 revenue of $81.8 million, down 6.2% from the $87.2 million reported in 1995. The Trade Division's lower sales of new publications were the principal cause of the decline. In 1995, the Company reduced the number of titles published, which resulted in a smaller list of new titles in 1996. The division changed its strategy in 1996, curtailing some revenue streams while developing others. Houghton Mifflin Interactive reported net sales of approximately $4 million. The general publishing segment's operating loss was $5.1 million in 1996 compared to $8.5 million in 1995. The 1995 results included a $7.5 million non-cash charge to increase reserves. In 1996, lower revenues as well as an increase in bad debt expense contributed to the greater operating loss before one-time charges.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal businesses are seasonal, with almost ninety percent of the Company's revenues derived from educational publishing, a markedly seasonal business. The Company realizes more than forty percent of net sales and a substantial portion of net income during the third quarter and characteristically posts a net loss in the first and fourth quarters of the year.

     This sales seasonality affects the Company's operating cash flow. A net cash deficit from all the Company's activities is normally incurred through the middle of the third quarter of the year. The deficit is funded through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

     Net cash provided by operating activities was $141.8 million in 1997, an increase of $39.8 million from $102.0 million in 1996. Excluding depreciation and amortization, equity earnings and losses of INSO, and gains on equity transactions of INSO, sale of property and plant, and sales of INSO stock, earnings increased $20.1 million. Changes in operating assets and liabilities provided $19.7 million more of cash in 1997 than 1996, due to improved working capital management and lower income tax payments.

     In 1996, net cash provided by operating activities was $102.0 million, an increase of $89.4 million from the $12.6 million reported in 1995. Excluding equity in earnings and losses of INSO, gains on equity transactions of INSO, sale of property and plant, and sales of INSO stock, earnings increased $42.0 million. Depreciation and amortization increased $31.9 million, primarily due to increases in goodwill and plate amortization, as discussed above. Changes in operating assets and liabilities provided $15.5 million more of cash in 1996 than 1995, primarily due to improved working capital management.

     The Company anticipates that cash provided by operating activities in 1998 will be lower than in 1997, primarily as a result of higher income tax payments and lower earnings.

     The Company used $71.8 million in cash for investing activities in 1997, an increase of $5.5 million over the $66.3 million used during 1996. Excluding the $24.2 million the Company received from the sale of shares of INSO common stock in 1996, cash required for investing activities decreased by $18.7 million, principally due to the $5.2 million in proceeds from the sales of property and plant, a $7.9 million decrease in book plate expenditures, and a $6.5 million decrease in acquisition of publishing assets in 1997 compared to 1996.

     The Company required $66.3 million in cash for investing activities in 1996, a decrease of $420.0 million from $486.3 million required during 1995. Book plate expenditures increased by $15.3 million in 1996 for new products to meet the significant adoption opportunities over the next several years. During 1996, the Company also spent $15.5 million for publishing assets, a decrease of $437.4 million from 1995. Included in 1996 was the final settlement for Heath and other products purchased, while 1995 included the Heath acquisition. In 1996, the Company received $24.2 million in proceeds, net of tax, from the sale of 770,000 shares of INSO common stock.

     The Company required $76.0 million in cash for financing activities in 1997, primarily to pay dividends and repay debt in the fourth quarter of 1997. Total debt decreased approximately $68.6 million to $472.4 million as of December 31, 1997 from $541.0 million at the end of 1996. The Company's percentage of debt to total capitalization (debt plus stockholders' equity) decreased to 59.8% at the end of 1997 from 66.7% at the end of 1996 primarily as a result of paying down $90 million outstanding under the five-year credit facility and $40 million outstanding of medium-term notes, offset by short-term borrowings of $61.3 million.

     The Company required $40.9 million in cash for financing activities in 1996, primarily to pay dividends and repay debt in the fourth quarter. Total debt decreased approximately $30 million to $541.0 million as of December 31, 1996 from $570.8 million at the end of 1995. The Company's percentage of debt to total capitalization (debt plus stockholders' equity) decreased to 66.7% at the end of 1996 from 71.0% at the end of 1995, primarily as a result of paying down $30 million outstanding under the five-year credit facility by using cash available at year-end.

     Net cash provided from financing was $460.1 million in 1995, as a result of the incremental borrowings of $345 million used to finance the Heath acquisition and the $126.6 million SAILS issuance.

     In 1997, the Company's average short-term borrowing was $66.9 million, a decrease of $10.7 million from 1996. The decrease was primarily due to higher earnings, improved operating efficiencies, and a decrease in book plate expenditures from 1996.

     In 1996, the Company's average short-term borrowing was $77.6 million, an increase of $57.4 million from 1995. Seasonal borrowing needs increased as a result of the incremental impact of funding Heath operations for a full year, and increased funds required for book plate expenditures to meet the significant adoption opportunities over the next several years. The Company repaid all short-term borrowings by the end of 1996.

     In August 1995, the Company completed a public offering of 6% Exchangeable Notes due in 1999 at a principal amount of $34 per SAILS. At maturity, the principal amount of each SAILS will be mandatorily exchanged for a number of shares of INSO common stock, or at the Company's option, cash with an equal value. The number of shares which could be issued in exchange will depend on INSO's share price at the time of the redemption. The Company will record as additional non-cash interest expense, over the life of the SAILS, the excess of the current INSO stock price over the maximum redemption price at maturity. There would be no additional non-cash interest expense recorded through August 1999 based upon INSO's stock price at December 31, 1997. If the Company chooses to redeem the SAILS with shares of INSO common stock, it would record a gain representing the excess of the redemption amount over the book value of the Company's investment in INSO. The Company's ownership percentage of INSO after this redemption would be substantially less than 20%. The INSO shares may be sold by the Company, subject to certain restrictions, as market conditions and events warrant.

     The Company currently expects that cash flow from operations for the full year 1998 will be sufficient to cover investment activities and dividend payments as well as to repay by year end a portion of the debt outstanding at the beginning of 1998. The Company intends to continue using the short-term debt market, primarily commercial paper, for seasonal liquidity needs.

IMPACT OF INFLATION AND CHANGING PRICES

     Although inflation is currently well below levels in prior years, which has benefited recent Company results, particularly in the area of manufacturing costs, there are offsetting costs. The Company's ability to adjust selling prices always has been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. A weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

     Prices for paper goods rose in 1994 and 1995. However, this trend did not continue in 1996 or 1997, as prices for paper products moderated. The Company expects a modest increase in paper prices in 1998.

     The most significant Company investments affected by inflation include book plates; other property, plant, and equipment; and inventories. The Company uses the last-in, first-out (LIFO) method to value substantially all inventory and, therefore, the cost of inventory charged against income approximates replacement value. The incremental replacement cost expense amounted to $12.9 million in 1997 as compared with $13.5 million in 1996.

     The Company's publishing business does not require a high level of investment in property, plant, and equipment. Such net assets represented 4.0% of consolidated assets at December 31, 1997. The Company's net investment at the end of 1997 in capitalized book plates for educational and reference works represented approximately 8.3% of total assets. The Company continues to commit funds to new publishing areas through both acquisitions and internal growth.

     The Company believes that by valuing its inventory using the LIFO method, continuing to emphasize technological improvements, and quality control, it can continue to moderate the impact of inflation on its operating results and financial position.

OUTLOOK

     The Company's revenue opportunities in the K-12 market in 1998 are expected to be below 1997 levels due to a decrease in statewide adoption opportunities in 1998. There are a number of mathematics and social studies statewide adoptions this year, but these disciplines do not generate as large a per-pupil expenditure as reading and literature adoptions. For this reason, the Company expects the School Division's sales to be below 1997 levels. All other divisions are expected to have growth opportunities, however, and provided that the Company's share of the mathematics and social studies markets is similar to the share it has achieved historically, and that there are no significant changes to announced sizable adoptions, the Company expects a modest increase in 1998 revenues.

     The modest sales growth should generate increased gross margin, but this will be offset by increased investment in products and support systems in 1998. The Company expects editorial and plate spending to increase by approximately 12-15%. These increases are related to investment in product revisions and new products and services to take advantage of opportunities in both publishing segments, as well as to respond to changes in the timing of statewide adoption opportunities.

     The Company will also make investments to improve operating and support systems, and to comply with Year 2000 computer requirements, which will increase selling and administrative costs in 1998. The Company expects that the cost of investments in new systems and Year 2000 compliance in 1998 will be more than $5 million higher than in 1997.

IMPACT OF YEAR 2000 COMPUTER ISSUE

     The Year 2000 computer issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on an assessment of the Company's existing systems, the Company determined that it would have to modify significant portions of its software to function properly in the year 2000 and thereafter. This assessment also showed that for some older systems, such as customer order management and accounts receivable, replacement makes more sense in order to expand the Company's current system capabilities and support the Company as it continues to grow. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 computer issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed in time, the Year 2000 computer issue could have a material impact on the operations of the Company.

     The Company is communicating with all of its significant suppliers and large customers to determine whether interface systems are vulnerable to this problem. The Company's total Year 2000 project cost estimates include the estimated costs and time associated with third party Year 2000 issues based on presently available information. However, the Company cannot be sure that the systems of other companies on which the Company's systems rely will be timely converted. If they were not, it would have an adverse effect on the Company's systems. The Company is in the process of identifying potential exposure to contingencies related to the Year 2000 computer issue for the products it has sold.

     The Company will use both internal and external resources to reprogram, or replace, and test software for Year 2000 modifications. The Company anticipates completing the Year 2000 computer project by mid-1999, prior to any anticipated impact on its operating systems. The total cost of the Year 2000 computer project, including costs to enhance the functionality of certain systems as well as to address the Year 2000 computer issue, is currently estimated at approximately $30-35 million and is being funded through operating cash flows. Of this total, approximately $10-14 million is for the purchase of new software and hardware which will be capitalized. The remaining $17-21 million will be expensed as incurred. To date, the Company has spent approximately $5 million ($3 million expensed and $2 million capitalized for new systems), related to the assessment of, and preliminary efforts on, its Year 2000 computer project and the development of new systems and systems modifications.

     The forecast costs and the date on which the Company believes it will complete the Year 2000 computer modifications are based on its best estimates, which in turn were based on numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors. However, the Company cannot be sure that these estimates will be achieved and actual results could differ materially from those anticipated. There are many factors that could affect the accuracy of these estimates, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code the ability of third parties to resolve their own Year 2000 computer issue, and similar uncertainties.

     "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to, (i) market acceptance of the Company's educational publications; (ii) the seasonal and cyclical nature of the Company's educational sales; (iii) variable funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational materials and shifts in timing of purchases; (iv) changes in purchasing patterns in elementary, secondary, and college markets; (v) regulatory changes which would affect the purchase of educational materials and services; (vi) strength of the retail market for general-interest publications and market acceptance of newly published titles and new electronic products;
(vii) unanticipated expenses or delays in resolving Year 2000 computer issues; and (viii) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management's Responsibility for Financial Statements........   18
Report of Independent Auditors..............................   19
Consolidated Balance Sheets at December 31, 1997 and 1996...   20
Consolidated Statements of Operations for the three years
  ended December 31, 1997...................................   22
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1997...................................   23
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1997.......................   24
Notes to Consolidated Financial Statements..................   26

SUPPLEMENTARY DATA

Summary of Quarterly Results of Operations (unaudited) is presented on page 45.

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

Nader F. Darehshori                        Gail Deegan
Chairman, President,                       Executive Vice President, Chief
and Chief Executive Officer                Financial Officer, and Treasurer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Houghton Mifflin Company

     We have audited the accompanying consolidated balance sheets of Houghton Mifflin Company as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghton Mifflin Company at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 26, 1998

                            HOUGHTON MIFFLIN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                              --------   ----------
                                                                (IN THOUSANDS OF
                                                              DOLLARS EXCEPT SHARE
                                                                    AMOUNTS)

                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents..............................  $  5,621   $   11,534
     Marketable securities and time deposits
      available-for-sale, at fair value.....................       614          612
     Accounts receivable....................................   180,241      189,978
          Less: allowance for book returns..................    20,734       25,166
                                                              --------   ----------
                                                               159,507      164,812
     Inventories............................................   145,043      138,547
     Deferred income taxes..................................    12,049       20,551
     Prepaid expenses.......................................     1,882        1,913
                                                              --------   ----------
          Total current assets..............................   324,716      337,969
Property, plant, and equipment, net.........................    39,108       35,430
Book plates, less accumulated amortization of $117,213 in
  1997 and $91,628 in 1996..................................    81,280       81,017

OTHER ASSETS
     Royalty advances to authors, less allowance of
      $24,290 in 1997 and $20,975 in 1996...................    23,961       24,761
     Intangible assets, net.................................   462,884      485,766
     Deferred income taxes..................................     3,807       12,514
     Other investments and long-term receivables............    45,344       28,985
                                                              --------   ----------
          Total other assets................................   535,996      552,026
                                                              --------   ----------
                                                              $981,100   $1,006,442
                                                              ========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                              --------   ----------
                                                                (IN THOUSANDS OF
                                                              DOLLARS EXCEPT SHARE
                                                                    AMOUNTS)

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable.......................................  $ 47,612   $   57,585
     Commercial paper.......................................    61,346           --
     Royalties..............................................    41,463       38,154
     Salaries, wages, and commissions.......................    21,625       19,408
     Other..................................................    26,680       30,783
     Current portion of long-term debt......................    40,000       40,000
                                                              --------   ----------
          Total current liabilities.........................   238,726      185,930
Long-term debt..............................................   371,081      500,999
Accrued royalties payable...................................     1,430        1,899
Other liabilities...........................................    24,017       19,666
Accrued post retirement benefits............................    28,089       27,655
Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value; 500,000 shares
      authorized, none issued...............................        --           --
     Common stock, $1 par value; 70,000,000 shares
      authorized; 30,219,411 shares issued in 1997 and
      29,561,852 shares issued in 1996......................    30,219       29,562
     Capital in excess of par value.........................    75,307       43,476
     Retained earnings......................................   279,513      243,998
                                                              --------   ----------
                                                               385,039      317,036
     Less:
     Notes receivable from stock purchase agreements........    (4,628)      (5,916)
     Unearned compensation related to restricted stock......    (7,178)      (1,563)
     Common shares held in treasury, at cost, 282,329
      shares in 1997 and 230,780 shares in 1996.............    (5,553)      (2,448)
     Benefits trust assets, at market.......................   (49,923)     (36,816)
                                                              --------   ----------
          Total stockholders' equity........................   317,757      270,293
                                                              --------   ----------
                                                              $981,100   $1,006,442
                                                              ========   ==========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE THREE YEARS ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                            1997            1996            1995
                                                         ----------      ----------      ----------
                                                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE
                                                                          AMOUNTS)

NET SALES............................................     $797,320        $717,863        $529,022
COSTS AND EXPENSES
     Cost of sales...................................      362,501         329,686         271,036
     Selling and administrative......................      328,261         300,795         214,818
     Special charges.................................           --              --          56,263
                                                          --------        --------        --------
                                                           690,762         630,481         542,117
                                                          --------        --------        --------
OPERATING INCOME (LOSS)..............................      106,558          87,382         (13,095)
OTHER INCOME (EXPENSE)
     Net interest expense............................      (38,926)        (40,875)        (13,008)
     Gain on equity transactions of INSO
       Corporation...................................       14,904              --          13,102
     Gain on sale of INSO Corporation common stock...           --          34,261              --
     Equity in earnings (losses) of INSO
       Corporation...................................          997          (6,815)          1,557
                                                          --------        --------        --------
                                                           (23,025)        (13,429)          1,651
                                                          --------        --------        --------
Income (loss) before taxes...........................       83,533          73,953         (11,444)
Income tax (benefit) provision.......................       33,711          30,331          (4,201)
                                                          --------        --------        --------
NET INCOME (LOSS)....................................     $ 49,822        $ 43,622        $ (7,243)
                                                          ========        ========        ========
EARNINGS PER SHARE:
     Net income (loss) per share - basic.............     $   1.76        $   1.57        $  (0.26)
     Net income (loss) per share - diluted (except
       when anti-dilutive)...........................     $   1.73        $   1.56        $  (0.26)

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE THREE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1997          1996          1995
                                                          ----------    ----------    ----------
                                                                (IN THOUSANDS OF DOLLARS)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income (loss)..................................  $  49,822     $  43,622     $  (7,243)
     Adjustments to reconcile net income to net cash
       used in operating activities:
          Depreciation and amortization expense.........     89,739        84,335        52,426
          Gain on equity transactions of INSO
            Corporation.................................    (14,904)           --       (13,102)
          Gain on sale of property and plant............     (3,011)           --        (3,889)
          Equity in (earnings) losses of INSO
            Corporation.................................       (997)        6,815        (1,557)
          Gain on sale of INSO Corporation stock........         --       (34,261)           --
     Changes in operating assets and liabilities:
          Accounts receivable, net......................      6,267        18,031        (4,366)
          Inventories...................................     (5,079)        1,380       (25,388)
          Accounts payable..............................    (10,262)      (36,969)       (5,981)
          Royalties, net................................      4,072        (3,307)      (11,698)
          Deferred and income taxes payable.............     17,209        25,485       (23,882)
          Other, net....................................      8,993        (3,103)       57,237
                                                          ---------     ---------     ---------
               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES.............................    141,849       102,028        12,557
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Book plate expenditures............................    (54,163)      (62,080)      (46,740)
     Acquisition of publishing assets, net of cash
       acquired.........................................     (9,049)      (15,501)     (452,888)
     Property, plant, and equipment expenditures........    (13,740)      (12,863)       (7,538)
     Proceeds from sale of property and plant...........      5,204            --         4,628
     Proceeds from the sales of INSO Corporation
       stock............................................         --        24,186            --
     Purchase of marketable securities..................         (2)           (8)           (4)
     Sale of marketable securities......................         --            --        16,221
                                                          ---------     ---------     ---------
               NET CASH USED IN INVESTING ACTIVITIES....    (71,750)      (66,266)     (486,321)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Dividends paid on common stock.....................    (13,959)      (13,371)      (12,845)
     Issuance (repayment) of commercial paper...........     61,346      (144,612)      144,612
     Proceeds from the issuance of long-term
       financing........................................         --       224,785       200,000
     Repayment of long-term financing...................   (130,000)     (109,955)           --
     Proceeds from the issuance of SAILS................         --            --       126,643
     Purchase of common stock...........................         --            --          (957)
     Exercise of stock options..........................      4,782         1,897         2,175
     Other..............................................      1,819           327           465
                                                          ---------     ---------     ---------
               NET CASH PROVIDED BY (USED IN) FINANCING
                 ACTIVITIES.............................    (76,012)      (40,929)      460,093
Decrease in cash and cash equivalents...................     (5,913)       (5,167)      (13,671)
Cash and cash equivalents at beginning of year..........     11,534        16,701        30,372
                                                          ---------     ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR................  $   5,621     $  11,534     $  16,701
                                                          =========     =========     =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid..................................  $  12,890     $  17,409     $  18,194
     Interest paid......................................  $  39,366     $  38,931     $  10,941

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               COMMON         CAPITAL
                                                               STOCK         IN EXCESS      RETAINED
                                                            $1 PAR VALUE    OF PAR VALUE    EARNINGS
                                                            ------------    ------------    --------
FOR THE THREE YEARS ENDED DECEMBER 31, 1997
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
BALANCE AT JANUARY 1, 1995................................    $29,518         $22,316       $234,069
Net loss..................................................         --              --         (7,243)
Common stock dividends, $0.465 per share..................         --              --        (12,845)
Stock options exercised...................................         --             776             --
Issuance of restricted stock..............................         --             252             --
Share repurchases.........................................         --              --             --
Executive stock repurchases...............................         --              --             --
Other equity transactions, net............................         --             573             --
Benefits Trust asset remeasurement........................         --          (1,544)            --
Valuation allowance on noncurrent marketable securities...         --              --           (212)
Stock repurchase commitment...............................         --           7,600             --
Amortization of unearned compensation on restricted
  stock...................................................         --              --             --
                                                              -------         -------       --------
Balance at December 31, 1995..............................     29,518          29,973        213,769
                                                              =======         =======       ========
Net income................................................         --              --         43,622
Common stock dividends, $0.48 per share...................         --              --        (13,371)
Stock options exercised...................................         44           1,249            (22)
Issuance of restricted stock..............................         --           1,009             --
Executive stock repurchases...............................         --              --             --
Other equity transactions, net............................         --             505             --
Issuance of stock for contribution to the retirement
  savings plan............................................         --           1,884             --
Benefits Trust asset remeasurement........................         --           8,856             --
Amortization of unearned compensation on restricted
  stock...................................................         --              --             --
                                                              -------         -------       --------
Balance at December 31, 1996..............................     29,562          43,476        243,998
                                                              =======         =======       ========
Net income................................................         --              --         49,822
Common stock dividends, $0.49 per share...................         --              --        (13,959)
Stock options exercised...................................        332           7,136            (66)
Issuance of restricted stock..............................        298           8,201           (142)
Restricted stock forfeited................................         --             228             --
Executive stock repurchases...............................         --              --             --
Other equity transactions, net............................         27           2,454            (13)
Issuance of stock for contribution to the retirement
  savings plan............................................         --             731             --
Benefits Trust asset remeasurement........................         --          13,081             --
Valuation allowance on noncurrent marketable securities...         --              --           (127)
Amortization of unearned compensation on restricted
  stock...................................................         --              --             --
                                                              -------         -------       --------
BALANCE AT DECEMBER 31, 1997..............................    $30,219         $75,307       $279,513
                                                              =======         =======       ========

          See accompanying Notes to Consolidated Financial Statements.

                              UNEARNED
     NOTES RECEIVABLE       COMPENSATION         TREASURY STOCK
        FROM STOCK           RELATED TO       --------------------    BENEFITS
    PURCHASE AGREEMENTS   RESTRICTED STOCK     SHARES      AMOUNT      TRUST       TOTAL
    -------------------   ----------------    ---------    -------    --------    --------
          $(5,841)            $    --          (657,370)   $(6,091)   $(29,498)   $244,473
               --                  --                --         --          --      (7,243)
               --                  --                --         --          --     (12,845)
               --                  --           141,396      1,399          --       2,175
               --                (465)           21,532        213          --          --
               --                  --           (48,000)      (957)         --        (957)
              344                  --           (15,484)      (403)         --         (59)
             (324)                 --            10,564         44           4         297
               --                  --                --         --       1,544          --
               --                  --                --         --          --        (212)
               --                  --                --         --          --       7,600
               --                 116                --         --          --         116
          -------             -------         ---------    -------    --------    --------
           (5,821)               (349)         (547,362)    (5,795)    (27,950)    233,345
          =======             =======         =========    =======    ========    ========
               --                  --                --         --          --      43,622
               --                  --                --         --          --     (13,371)
               --                  --            59,088        626          --       1,897
               --              (1,909)           84,828        900          --          --
              209                  --                --         --          --         209
             (304)                 --            24,352        248         (10)        439
               --                  --           148,314      1,573          --       3,457
               --                  --                --         --      (8,856)         --
               --                 695                --         --          --         695
          -------             -------         ---------    -------    --------    --------
           (5,916)             (1,563)         (230,780)    (2,448)    (36,816)    270,293
          =======             =======         =========    =======    ========    ========
               --                  --                --         --          --      49,822
               --                  --                --         --          --     (13,959)
               --                  --           (74,604)    (2,620)         --       4,782
               --              (8,357)               --         --          --          --
               --                 647           (24,000)      (875)         --          --
            1,547                  --            (8,446)      (282)         --       1,265
             (259)                 --            12,343        210         (26)      2,393
               --                  --            43,158        462          --       1,193
               --                  --                --         --     (13,081)         --
               --                  --                --         --          --        (127)
               --               2,095                --         --          --       2,095
          -------             -------         ---------    -------    --------    --------
          $(4,628)            $(7,178)         (282,329)   $(5,553)   $(49,923)   $317,757
          =======             =======         =========    =======    ========    ========

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

     Investments in 20% to 50% owned entities are accounted for on the equity method. The Company uses the income statement method to account for the issuance of common stock by a subsidiary or equity investee. Under this method gains and losses on issuance of stock by a subsidiary or equity investee are recognized in the income statement.

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

BOOK RETURNS:

     A provision for estimated future book returns is made at time of sale, and consists of the sales value less related inventory value and royalty costs.

INVENTORIES:

     Inventory balances at December 31, 1997 and 1996 are as follows:

                                                       1997        1996
                                                     --------    --------
                                                        (IN THOUSANDS)
Finished goods.....................................  $130,825    $124,263
Work in process....................................     9,010       9,162
Raw materials......................................     5,208       5,122
                                                     --------    --------
                                                     $145,043    $138,547
                                                     ========    ========

     Inventories are stated at the lower of cost or market (replacement cost for raw materials, net realizable value for other inventories). The last-in, first-out (LIFO) method is used to determine the cost of inventory. If the cost of all inventories had been determined by the first-in, first-out method (FIFO), which approximates

                            HOUGHTON MIFFLIN COMPANY
replacement cost, inventory values would have been higher by $19.8 million at December 31, 1997 and at December 31, 1996.

PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant, and equipment are carried on the basis of cost. Depreciation is provided on a straight line basis over the estimated useful lives as follows:

                                                   ESTIMATED USEFUL LIFE
                                            -----------------------------------
Building and building equipment...........  10 to 35 years
Machinery and equipment...................  3 to 15 years
Leasehold improvements....................  lesser of useful life or lease term

     Balances of major classes of assets and allowances for depreciation and amortization at December 31, 1997 and 1996, are as follows:

                                                        1997       1996
                                                       -------    -------
                                                         (IN THOUSANDS)
Land and land improvements...........................  $ 1,179    $ 1,976
Building and building equipment......................   19,905     20,884
Machinery and equipment..............................   66,243     54,850
Leasehold improvements...............................   10,608     10,740
                                                       -------    -------
     Total...........................................   97,935     88,450
Less: allowances for depreciation and amortization...  (58,827)   (53,020)
                                                       -------    -------
Property, plant, and equipment, net..................  $39,108    $35,430
                                                       =======    =======

     Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized. Depreciation expense was approximately $8.2 million in 1997; $7.3 million in 1996; and $8.8 million in 1995.

BOOK PLATES:

     The Company's investment in book plate costs is capitalized and depreciated on an accelerated basis over three to five years, except for trade and some reference publication costs, which are expensed when incurred. Amortization expense was approximately $53.6 million in 1997; $50.3 million in 1996; and $32.9 million in 1995.

INCOME TAXES:

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax benefit and consequences of future years differences between the tax bases of assets and liabilities and their financial reporting amounts.

                            HOUGHTON MIFFLIN COMPANY

INTANGIBLE ASSETS:

     Intangible assets at December 31, 1997 and 1996, consist of the following:

                                                       1997        1996
                                                     --------    --------
                                                        (IN THOUSANDS)
Goodwill...........................................  $515,532    $510,500
Publishing rights..................................    16,623      16,787
Other..............................................     4,000       4,000
                                                     --------    --------
     Total.........................................   536,155     531,287
Less: accumulated amortization.....................   (73,271)    (45,521)
                                                     --------    --------
Intangibles, net...................................  $462,884    $485,766
                                                     ========    ========

     Purchased editorial publishing rights are amortized on a straight-line basis over the estimated economic life of the titles or contracts, which does not exceed 15 years. The excess of cost over net assets acquired, or goodwill, is amortized on a straight-line basis over periods ranging from 10 to 25 years. Amortization expense on intangible assets, principally goodwill, was approximately $27.9 million in 1997; $26.7 million in 1996; and $10.7 million in 1995.

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

BENEFITS TRUST:

     The Trust assets consist primarily of 1.3 million shares of the Company's common stock purchased from the Company's treasury shares at quoted market price in 1992. The Trust is available to fund certain compensation and benefit plan obligations. The common stock is carried at market value with changes in share price from prior reporting periods reflected as an adjustment to capital in excess of par value.

COMMON STOCK SPLIT:

     On June 25, 1997, the Board of Directors declared a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend to shareholders of record on July 11, 1997, which was distributed on July 25, 1997. The effect of the split is reflected retroactively within stockholders' equity for all periods presented by adjusting the par value for the additional shares due to the stock split from retained earnings. All share and per share amounts in the accompanying financial statements have been restated to reflect the effect of this stock split.

STOCK-BASED COMPENSATION:

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants. The

                            HOUGHTON MIFFLIN COMPANY

Company also grants restricted stock and performance restricted stock awards to key employees, including officers. For such restricted stock awards, the Company measures compensation equal to the fair market value of the shares at the date of grant. Compensation expense for these awards is then recognized ratably over the period of the restriction. For performance restricted stock awards, adjustments are also made to recognize expense for achievement based upon financial goals.

     In 1996, the Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" (see Note 7).

EARNINGS PER SHARE:

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," ("SFAS 128") which is required to be adopted for fiscal years ending after December 15, 1997. All earnings per share amounts for all periods presented have been restated to conform to the SFAS 128 requirements. See Note 15 for the computation of basic and diluted earnings per share.

RISKS AND UNCERTAINTIES:

  Organization:

     The Company's business is publishing, primarily operating in two industry segments in the domestic market. Based on sales, the Company's largest segment is textbooks and other educational materials and services for the school and college markets. The other segment is general publishing, whose products are in a wide variety of topics, formats, and media. The principal markets for textbooks and other educational materials and services are elementary and secondary schools and two- and four-year colleges. The principal market for trade books and reference works in the general publishing segment is retail stores.

  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant estimates that affect the financial statements include, but are not limited to, book returns, recoverability of advances to authors, inventory valuation, and amortization periods, and recoverability of long-term assets such as book plates, intangibles, and goodwill.

REVENUE RECOGNITION:

     The Company recognizes revenues principally upon shipment of products, net of a provision for returns based on sales.

PENDING ACCOUNTING PRONOUNCEMENTS:

     The Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structures" in 1997. This statement does not change the Company's disclosure requirements.

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is currently evaluating the effects of implementing these statements.

NOTE 2.  ACQUISITIONS

     On May 12, 1997, the Company acquired the assets of Chapters Publishing Ltd., predominantly a publisher of cookbooks. The acquisition was accounted for as a purchase and the net assets and results of operations are included in the Company's consolidated financial statements from the date of the acquisition.

                            HOUGHTON MIFFLIN COMPANY

Net cash consideration for the acquisition amounted to approximately $3.3 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of ten years.

     On September 10, 1997, the Company, through its subsidiary The Riverside Publishing Company, acquired the assets of Wintergreen/Orchard House, Inc., a publisher of guidance products for the elementary and secondary school markets. The acquisition was accounted for as a purchase and the net assets and results of operations are included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $3.6 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of 15 years.

     These acquisitions did not materially impact consolidated results, therefore no pro forma information is provided.

     The Company acquired D.C. Heath and Company ("Heath"), a leading publisher of elementary, high school, and college textbooks, from Raytheon Company ("Raytheon") on October 31, 1995 for approximately $460.6 million, which includes additional purchase price amounts paid in 1996. The acquisition was financed through operating cash and $345.0 million of debt. The acquisition was accounted for as a purchase and the net assets and results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase price was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed, and included revisions to the preliminary allocation based on further analysis. The cost of purchased editorial rights and the excess of the net assets acquired, or goodwill, are being amortized on a straight-line basis over periods that averages twenty years.

     During the second quarter of 1996, the Company acquired all of the outstanding shares of D.C. Heath, Canada, Limited ("Heath Canada") from Raytheon following receipt of Canadian regulatory approval. ITP Nelson ("ITP"), a division of Thomson Canada Limited, subsequently acquired the assets of Heath Canada from the Company and entered into a series of agreements which expanded an existing exclusive distribution agreement for the school and college markets. Cash and licensing fees for these arrangements were approximately $5.0 million, of which approximately $4.8 million has been paid.

     In conjunction with the Heath acquisition, certain charges were recorded in the fourth quarter of 1995 for indirect costs incurred as a result of the acquisition ($7.1 million), costs related to the integration of the administrative and sales functions ($9.3 million), and provisions to adjust the carrying values of certain inventory and book plates based on strategic decisions made subsequent to the acquisition ($32.9 million). The integration costs included the costs to consolidate certain administrative and sales functions of the combined businesses as well as training and other similar costs. After completion of the transaction, the Company evaluated its publishing programs and direction and concluded that assets related to certain overlapping or duplicative programs should be adjusted based upon the estimated future revenues of the combined companies.

                            HOUGHTON MIFFLIN COMPANY

     The following unaudited summary pro forma information combines the consolidated results of operations as if Heath and Heath Canada had been acquired as of January 1, 1995. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Heath and Heath Canada acquisitions been consummated as of the assumed date, nor are they necessarily indicative of future results of operations.

                                                         TWELVE MONTHS ENDED
                                                          DECEMBER 31, 1995
                                                         -------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS
Net sales..............................................        $705.5
Net loss...............................................         (14.9)
Net loss per share.....................................        $(0.54)

NOTE 3.  TAXES ON INCOME

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets are shown in the following table:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Tax asset-related:
     Pension and postretirement benefits....................  $19,394    $15,741
     Publishing expense.....................................   19,072     14,827
     Allowance for book returns.............................    4,377      3,033
     Deferred compensation..................................    4,145      1,883
     Other, net.............................................    3,397      3,708
                                                              -------    -------
                                                               50,385     39,192
                                                              -------    -------
Tax liability-related:
     Depreciation expense...................................  (24,715)    (3,248)
     INSO basis and related differences.....................   (9,572)    (2,079)
     Deferred income........................................     (242)      (800)
                                                              -------    -------
                                                              (34,529)    (6,127)
                                                              -------    -------
Net deferred tax asset......................................  $15,856    $33,065
                                                              =======    =======

     At December 31, 1997, net deferred tax assets represented approximately 2% of total consolidated assets. The net deferred tax asset balance is started at prevailing statutory income tax rates. The Company currently does not anticipate any change in valuation methodology applied to the determination of net deferred tax assets.

     Significant components of the provision (benefit) for income taxes attributable to income before taxes consist of the following:

                                                               1997       1996        1995
                                                              -------    -------    --------
                                                                      (IN THOUSANDS)
Current:
     Federal................................................  $14,539    $20,573    $ 13,201
     State and other........................................    1,963      3,407       2,669
                                                              -------    -------    --------
          Total current.....................................   16,502     23,980      15,870
Deferred:
     Federal................................................   14,315      5,154     (16,246)
     State and other........................................    2,894      1,197      (3,825)
                                                              -------    -------    --------
          Total deferred....................................   17,209      6,351     (20,071)
                                                              -------    -------    --------
                                                              $33,711    $30,331    $ (4,201)
                                                              =======    =======    ========

                            HOUGHTON MIFFLIN COMPANY

     The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to reported income tax expense (benefit) attributable to income before taxes is as follows:

                                                              1997     1996     1995
                                                              -----    -----    -----
Federal statutory rate......................................   35.0%    35.0%    35.0%
State income taxes, net of federal benefit..................    3.8      4.6      4.6
Non-deductible goodwill amortization........................    2.5      3.0    (19.8)
Tax-exempt income...........................................    0.0     (1.3)    10.2
Non-deductible meals and entertainment......................    1.0      0.9     (4.9)
Life insurance..............................................   (0.5)    (1.0)     5.2
Other.......................................................   (1.4)    (0.2)     6.4
                                                              -----    -----    -----
Effective tax rate..........................................   40.4%    41.0%    36.7%
                                                              =====    =====    =====

     As a result of the Stock Appreciation Income-Linked Securities ("SAILS") transaction, the Company is likely to record a gain on the redemption of these debt securities. Accordingly, in 1997 and 1996, the Company provided deferred taxes on the undistributed earnings of INSO, the Company's former wholly-owned Software Division (see Note 11). Accumulated undistributed earnings of INSO on which taxes have not been provided were approximately $2.0 million at December 31, 1997 and 1996. Additionally, the Company has provided deferred income taxes on the gains recognized as a result of any additional equity issuances of INSO.

NOTE 4.  DEBT AND BORROWING AGREEMENTS

     The Company had $300 million in unsecured credit facilities available at December 31, 1997 and 1996, respectively, which were supported by commitment fees. Borrowings under the $300 million facility are outstanding under a five-year revolving commitment which expires in October 2000. The credit facility requires the Company to comply with certain covenants, the most restrictive of which include maintenance of a specific level of net worth, fixed-charge coverage ratio, and debt to equity ratio.

     There was no balance outstanding under this facility at December 31, 1997. At December 31, 1996, there was $90 million outstanding under this facility at a weighted average borrowing rate of 5.983%.

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
6% Exchangeable Notes, due August 1999, Stock Appreciation
  Income-Linked Securities (SAILS)..........................  $126,643    $126,643
7.00% Notes due March 1, 2006, interest payable
  semi-annually.............................................   124,813     124,791
7.125% Notes due April 1, 2004, interest payable
  semi-annually.............................................    99,625      99,565
Borrowings from financial institutions, unsecured, under
  committed five-year credit facility, due January 10,
  2000......................................................        --      90,000
5.83% Notes due December 1, 1997, interest payable
  semi-annually.............................................        --      40,000
6.07% Notes due December 1, 1998, interest payable
  semi-annually.............................................    40,000      40,000
6.29% Notes due December 1, 1999, interest payable
  semi-annually.............................................    20,000      20,000
                                                              --------    --------
                                                               411,081     540,999
Less: portion included in current liabilities...............    40,000      40,000
                                                              --------    --------
Total long-term debt........................................  $371,081    $500,999
                                                              ========    ========

     Long-term debt due in each of the next five years is as follows:

                           YEARS                              IN THOUSANDS
                           -----                              ------------
1998........................................................    $ 40,000
1999........................................................     146,643
2000........................................................          --
2001........................................................          --
2002........................................................          --

                            HOUGHTON MIFFLIN COMPANY

     The Company had approximately $61.3 million of commercial paper outstanding at December 31, 1997 at a weighted average interest rate of 6.76%.

     On December 11, 1995, the Company filed a registration statement with the Securities and Exchange Commission for the offering of $300 million in debt securities. In March 1996, the Company issued $125 million of non-callable unsecured notes under this registration statement. The notes mature on March 1, 2006 and were priced at 99.8 to yield an effective rate of 7.02%. In addition, the Company issued a total of $100 million of non-callable, unsecured medium term notes under this registration statement; $40 million with a coupon of 5.83% which matured on December 1, 1997; $40 million with a coupon of 6.07% maturing on December 1, 1998; and $20 million with a coupon of 6.29% maturing on December 1, 1999. The proceeds from these issuances were used to pay down part of the commercial paper and credit facility which were used as short-term bridge financing for the Heath acquisition.

     On October 31, 1995, $345 million in credit facilities were drawn upon to fund the purchase of Heath. These borrowings were subsequently paid off with $200 million in proceeds from a $300 million five-year credit facility and the issuance of $145 million in commercial paper.

     In August 1995, the Company completed a public offering of 6% Exchangeable Notes due in 1999 at a principal amount of $34 per SAILS at issue. Net proceeds of approximately $126.6 million were used for general corporate purposes, including the repayment of seasonal borrowings and the partial funding of the acquisition of Heath (see Note 2). Up to 50% of the SAILS may be redeemed at the Company's option on or after August 1, 1998 until immediately prior to maturity. The SAILS will be exchangeable for shares of INSO common stock, or at the Company's option, cash in lieu of shares. If the SAILS are redeemed with shares of INSO common stock, a gain representing the excess of the redemption amount over the book value of the Company's investment in INSO would be recorded. The number of INSO shares that would be exchanged for the SAILS depends, in part, on the fair market value of the INSO stock price on the redemption date. If the fair market value is $34 per share, 3.8 million shares of INSO would be exchanged. As the price of INSO common stock increases, the Company is obligated to exchange fewer INSO shares to redeem the SAILS. If the price of INSO common stock is $39.44 or higher at the redemption date, the Company would redeem the SAILS with 3.3 million shares of INSO common stock. The Company will record as non-cash interest expense over the remaining term of the SAILS the excess of the market value of the current INSO common stock price over the maximum redemption price of $39.44 per INSO share. Based upon INSO's December 31, 1997 stock price, there is no additional non-cash interest expense to be recorded through August 1999.

     In April 1994, the Company issued $100 million of 7.125% medium term notes through a public debt offering. The medium term notes mature on April 1, 2004 and were priced at 99.4 to yield an effective rate of 7.21%. The proceeds from the issuance were applied to repay the $100 million short-term credit facilities used as bridge financing in the March 1994 acquisition of McDougal.

     The Company enters into transactions involving financial instruments for purposes of managing its exposure to interest rate risks and funding costs. Through the use of interest rate products such as interest rate swap agreements and interest rate locks, the Company can achieve a predetermined mix of fixed- and floating-rate debt. At December 31, 1997, the Company had two interest-rate swaps in place, each with a notional amount of $25 million and terminating on December 1, 2000. The Company pays the fixed rate on both swaps (5.90% and 5.92%) and receives a variable rate based upon a commercial paper index. In connection with the Company's issuance of debt securities through the draw-down of the $300 million shelf registration in 1995, a forward interest rate-lock agreement was entered into with a counterparty for the notional principal amount of $100 million at 5.995%. This rate-lock agreement was settled in 1996, resulting in a net gain of approximately $0.6 million, which is being amortized over the approximate term of the related borrowings.

     Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a variable interest rate

                            HOUGHTON MIFFLIN COMPANY
for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense in the current period. The fair value of the swap agreements and changes in the fair value as a result of changes in market interest rates are not recognized in the financial statements.

     Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding designated debt and amortized as an adjustment to interest expense related to the debt over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated debt obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment gain or loss.

     Any swap agreements that are not designated with outstanding debt, or notional amounts (or durations) of interest rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations, are recorded as an asset or liability at fair value, with changes in fair value recorded in other income or expense (the fair value method). There were no such agreements at December 31, 1997.

NOTE 5.  RETIREMENT PLANS

     The Company has a noncontributory, qualified defined benefit pension plan that covers substantially all employees. On January 1, 1997, the pension plan was changed to a cash balance plan. Plan benefits were previously determined by years of service, the highest five consecutive years of compensation and age. Under the new plan provisions, the accrued benefits of participants at December 31, 1996, were converted to balances to which are added future credits based on pay, service, and interest. This plan change decreased 1997 expense by approximately 15% from the expense that would apply under the prior plan provisions. The funded status as of September 30, 1997 and September 30, 1996 reflects this plan change.

     The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The plan's assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. The Company also has a nonqualified defined benefit plan that covers certain of its executive officers.

     Net periodic pension cost for 1997, 1996, and 1995 included the following components:

                                                               1997        1996        1995
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Service cost (benefits earned during the year).............  $  4,079    $  3,557    $  2,602
Interest cost on projected benefit obligation..............     7,658       6,541       5,456
Actual return on plan assets...............................   (24,331)    (10,882)    (13,588)
Net amortization and deferral..............................    15,875       2,984       7,722
                                                             --------    --------    --------
Net pension expense........................................  $  3,281    $  2,200    $  2,192
                                                             ========    ========    ========
Significant actuarial assumptions:
     Discount rate.........................................     7.75%       7.75%       8.00%
     Increase in future compensation.......................     5.25%       5.25%       6.00%
     Expected long-term rate of return on assets...........     9.00%       9.00%       8.50%

                            HOUGHTON MIFFLIN COMPANY

     The Company uses a September 30 measurement date and adjusts for any contributions made after the measurement date to disclose December 31 accrued pension liability. The following table sets forth the Plan's funded status at December 31:

                                                                1997        1996
                                                              --------    --------
                                                                 (IN THOUSANDS)
Plan assets at fair value at September 30...................  $120,417    $102,883
Projected benefit obligation (PBO)..........................   110,051     101,312
                                                              --------    --------
Excess of plan assets over projected benefit obligation at
  September 30..............................................    10,366       1,571
Unrecognized items:
     Net gain...............................................   (25,476)    (13,252)
     Prior service cost.....................................       539         574
     Net transition asset...................................      (875)     (1,058)
                                                              --------    --------
Accrued pension liability included in other long-term
  liabilities...............................................  $(15,446)   $(12,165)
                                                              ========    ========
Actuarial present value of accumulated benefits at September
  30 (ABO)..................................................  $104,717    $ 94,464
Accumulated benefit obligation related to vested benefits at
  September 30..............................................  $ 99,807    $ 92,730
Significant actuarial assumptions:
     Discount rate..........................................     7.25%       7.75%
     Increase in future compensation........................     4.75%       5.25%

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

     In addition, the Company maintains a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code, and covers substantially all of the Company's employees. Participants may elect to contribute up to 15% of their compensation subject to an annual limit ($9,500 in 1997) to fourteen funds: eleven equity funds (three of which are closed to new participants and will be closed to all participants on October 1, 1998), a fixed income fund, a managed income fund, and a fund invested solely in the Company's common stock.

     In 1996, Company matched employee contributions to the Retirement Savings Plan in amounts up to 3% of employee compensation. Effective January 1, 1997, the plan was renamed the Houghton Mifflin 401(k) Savings Plan, and provides a Company match in amounts up to 4 1/2% of employee compensation. The contribution expense, which is invested solely in shares of the Company's common stock, amounted to approximately $3.2 million in 1997; $2.1 million in 1996; and $1.8 million in 1995.

NOTE 6.  POSTRETIREMENT BENEFITS

     The Company provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55. Additionally, employees of Heath as of October 31, 1995 who became Houghton Mifflin employees with the acquisition of Heath are covered subject to the same age and service requirements.

     Under the terms of the Benefits Trust agreement formed in 1992, proceeds from the periodic sale of assets by the trustee, cash dividends received, and other trust earnings may be used to pay designated compensation and benefit plan obligations, including retiree health care benefit costs. The assets in the Benefits Trust consist principally of the Company's common stock. The fair value of the Benefits Trust net assets was $49.9 million and $36.8 million at December 31, 1997, and 1996, respectively.

                            HOUGHTON MIFFLIN COMPANY

     The following table presents the postretirement benefit liability recognized in the consolidated balance sheet at December 31:

                                                               1997       1996
                                                              -------    -------
                                                                (IN THOUSANDS)
Accumulated postretirement benefit obligation:
     Retirees...............................................  $18,235    $18,590
     Fully eligible active plan participants................    3,025      2,484
     Other active participants..............................    4,273      3,827
                                                              -------    -------
                                                               25,533     24,901
Unrecognized net gain.......................................    2,542      2,739
Unrecognized prior service cost.............................       14         15
                                                              -------    -------
Accrued postretirement benefit liability....................  $28,089    $27,655
                                                              =======    =======
Significant actuarial assumptions:
     Weighted average discount rate.........................    7.00%      7.75%
     Ultimate medical inflation rate........................    3.50%      4.25%

     Net periodic postretirement benefit cost includes the following components for the twelve months ended December 31:

                                                               1997      1996      1995
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
Service cost (benefits earned during the year)..............  $  526    $  529    $  349
Interest cost on projected benefit obligation...............   1,844     1,801     1,676
Amortization of unrecognized prior service cost.............      (1)       (1)      (68)
Amortization of unrecognized net gain.......................     (35)       --        --
                                                              ------    ------    ------
Net periodic postretirement benefit expense.................  $2,334    $2,329    $1,957
                                                              ======    ======    ======

                                                               1997      1996      1995
                                                              ------    ------    ------
Significant actuarial assumptions:
     Weighted average discount rate.........................   7.75%     7.25%     7.90%
     Medical inflation trend rate...........................   5.25%     6.25%     8.00%

     The change in the medical inflation trend rate reflects the recent moderation of health care cost increases. As of December 31, 1997, the medical inflation rate was assumed to decline to a projected ultimate rate of 3.50% in 1999 and thereafter.

     An increase of 1% in the assumed medical inflation rate would increase the combined interest and service cost components of 1997 net periodic postretirement benefit cost by approximately $0.1 million, and increase the accumulated postretirement benefit obligation as of December 31, 1997 by $1.5 million. In 1998, the Company expects the discount rate to decline to 7% and the medical rate to decline to 4.25%.

                            HOUGHTON MIFFLIN COMPANY

NOTE 7.  STOCK COMPENSATION PLANS

     At December 31, 1997, the Company had two stock-based compensation plans which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. The Company has adopted the disclosure-only provision of SFAS 123. Accordingly, no compensation cost has been recognized for its fixed stock compensation plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               1997       1996        1995
                                                              -------    -------    --------
                                                              (IN MILLIONS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Net income
     As reported............................................   $49.8      $43.6      $ (7.2)
     Pro forma..............................................   $48.7      $42.4      $ (7.9)
Earning per share
     As reported -- basic...................................   $1.76      $1.57      $(0.26)
     Pro forma -- basic.....................................   $1.72      $1.53      $(0.29)
     As reported -- diluted (except when anti-dilutive).....   $1.73      $1.56      $(0.26)
     Pro forma -- diluted (except when anti-dilutive).......   $1.69      $1.52      $(0.29)

     The effects on pro forma net income and earnings per share of expensing the estimated fair value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Additionally, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999 or 2000.

FIXED STOCK COMPENSATION PLANS

     The Company maintains two fixed stock compensation plans, the 1992 Stock Compensation Plan and the 1995 Stock Compensation Plan. Options outstanding include some granted under the 1992 Stock Compensation Plan, under which no further options may be granted. The Company has authorized 1.4 million common shares under the 1992 Stock Compensation Plan and 1.8 million common shares under the 1995 Stock Compensation Plan. The plans may be used to grant incentive and non-qualified stock options, awards of restricted or bonus stock, or other performance awards to eligible employees. The plans may also be used to grant to non-employee members of the Board of Directors and to issue shares to Directors as part of their compensation. Recipients of restricted stock awards may not sell or transfer the shares until the restriction period lapses, provided that shares have not been forfeited due to termination of employment. During the restriction period, the recipient is entitled to the right to vote and receive dividends. In 1997, grants of 298,034 shares of restricted stock were made; at December 31, 1997, a total of 262,532 restricted shares were non-vested. The plans provide that the exercise price for stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under all plans become exercisable at such times as the Compensation & Nominating Committee has determined, but not later than ten years from the date of the grant.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996, and 1995:

                                                               1997          1996       1995
                                                           -------------    -------    -------
Dividend yield...........................................      1.75%         1.89%      1.89%
Range of expected lives (years)..........................    3.9 - 4.7      3 - 4.8    3 - 4.8
Expected volatility......................................     22.17%        24.90%     27.00%
Range of risk-free interest rates........................  5.70% - 5.72%     6.21%      5.38%

                            HOUGHTON MIFFLIN COMPANY

     A summary of the status of the Company's two fixed stock compensation plans as of December 31, 1997, 1996, and 1995 and changes during the years ending on those dates is presented below:

                                                        1997                  1996                  1995
                                                 -------------------   -------------------   -------------------
                                                          WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                           AVERAGE               AVERAGE               AVERAGE
                                                 SHARES    EXERCISE    SHARES    EXERCISE    SHARES    EXERCISE
                                                 (000)      PRICE      (000)      PRICE      (000)      PRICE
                                                 ------   ---------    ------   ---------    ------   ---------
Fixed options
Outstanding at beginning of year...............   1,718      $23        1,578      $22        1,244      $22
Granted........................................     314       34          416       23          616       22
Exercised......................................    (335)      22         (114)      19         (144)      16
Forfeited......................................     (45)      22         (162)      22         (138)      23
                                                 ------                ------                ------
Outstanding at end of year.....................   1,652       25        1,718       23        1,578       22
                                                 ======                ======                ======
Options exercisable at year-end 1997...........     951                   922                   678
Weighted-average fair value of options granted
  during the year..............................  $ 6.37                $ 4.89                $ 4.94

     The following table summarizes information about fixed stock options at December 31, 1997:

                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
            ---------------------------------------   ------------------------
                            WEIGHTED-
                             AVERAGE      WEIGHTED-                  WEIGHTED-
 RANGE OF      NUMBER       REMAINING      AVERAGE       NUMBER       AVERAGE
 EXERCISE   OUTSTANDING    CONTRACTUAL    EXERCISE    OUTSTANDING    EXERCISE
  PRICES    AT 12/31/97        LIFE         PRICE     AT 12/31/97      PRICE
----------  -----------    -----------    ---------   -----------    ---------
$19 to $21     439,460      2.8 years       $ 21        276,366        $ 21
 22 to 23      629,050      1.8               23        502,718          23
 24 to 27      277,200      3.5               24        102,602          24
 28 to 37      306,300      4.7               35         69,253          34
             ---------                                  -------
             1,652,010      2.9               25        950,939          23
             =========                                  =======

EXECUTIVE STOCK PURCHASE PLAN

     In August 1994, pursuant to the 1994 Executive Stock Purchase Plan ("Executive Stock Purchase Plan"), whose purpose was to increase stock ownership of the Company's Executive Officers, the Company granted 248,544 options under the 1992 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $21.313. These options were exercisable only on the date granted and stock was issued from treasury shares. A note was obtained from the officers and collateralized by the stock. In addition, each participant has entered into a risk sharing agreement which, among other things, limits the gains and losses associated with the stock in the event of a future sale (see
Note 13).

                            HOUGHTON MIFFLIN COMPANY

NOTE 8.  SPECIAL AND RESTRUCTURING CHARGES

     In 1995, the Company incurred special charges to outsource existing warehousing and distribution operations. These actions are expected to hold down operating costs and increase efficiency. A summary of the principal actions taken in 1995 and the related costs is set forth in the table below:

                                                              YEAR ENDED
                                                           DECEMBER 31, 1995
                                                           -----------------
                                                            (IN THOUSANDS,
                                                           EXCEPT PER SHARE
                                                               AMOUNTS)
Severance................................................       $ 2,850
Facilities sale and consolidation........................         2,788
Inventory relocation.....................................           315
Disposal of tangible and intangible assets...............           250
Consulting...............................................           830
                                                                -------
                                                                  7,033
Income tax benefit.......................................         2,743
                                                                -------
Net charge to operations.................................       $ 4,290
                                                                =======
Per share cost                                                  $  0.16
                                                                =======

     The Company eliminated approximately 80 positions as a result of these actions. As of December 31, 1997, approximately $2.9 million had been paid to employees in the form of salary continuance and other benefits related to these restructurings. Also, the liabilities related to above-noted charges have been materially settled at the end of 1997. There were no material differences between the amounts accrued above and the payments against the liabilities recognized.

     In addition to the charges noted above and in connection with the acquisition of Heath, a non-recurring charge of $49.3 million ($30.0 million after-tax), or $1.09 per share, was recognized in 1995. This charge is principally comprised of integration costs, indirect costs of the acquisition, and adjustments to reflect strategic decisions made and actions taken subsequent to the acquisition to state certain inventories and book plates at estimated net realizable values (see Note 2).

NOTE 9.  PREFERRED STOCK PURCHASE PLAN

     In December 1988, the Company adopted a Stockholders' Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. The Rights are attached to the common stock and do not have voting or dividend rights, and until they become exercisable, can have no dilutive effect on Company earnings. Each Right, when exercisable, entitles the holder to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $125. The Rights will become exercisable after a person or group has acquired ownership of 20% or more of the outstanding common stock, or the commencement of a tender or exchange offer that would result in a person or group owning 30% or more of the common stock, or the determination by the Continuing Directors that a person or group which has acquired a substantial amount (at least 15%) of the outstanding common stock is an Adverse Person (as defined in the Rights Agreement). Any declaration by the Continuing Directors that a person is an Adverse Person, any acquisition of 30% or more of the outstanding common stock (except pursuant to an offer the Outside Directors have determined is fair to, and in the best interest of, the Company and its stockholders), and certain mergers, sales of assets, or other "self-dealing" transactions with a holder of 20% or more of the outstanding common stock, may entitle each Right holder, other than the potential acquirer, to receive upon exercise of each Right an amount of common stock, or common stock of the acquirer in the case of certain mergers or sales of assets, having a market value equal to twice the exercise price of the Right. In general, the Company may redeem the Rights in whole at a price of $0.01 per Right at any time prior to the tenth day after a person or group acquires 20% or more of the outstanding common stock. The Company may not redeem the

                            HOUGHTON MIFFLIN COMPANY

Rights if the Continuing Directors have declared someone to be an Adverse Person. The Rights will expire on July 30, 2007.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE OBLIGATIONS

     The Company has leases for various real property, office facilities, and warehouse equipment which expire at various dates. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.

     The future minimum rental commitments under all noncancelable leases for real estate and equipment are payable as follows:

YEARS                                                         IN THOUSANDS
-----                                                         ------------
1998........................................................   $  14,819
1999........................................................      13,533
2000........................................................      12,752
2001........................................................      11,773
2002........................................................       9,805
Thereafter..................................................      41,753
                                                               ---------
Total minimum lease payments................................   $ 104,435
                                                               =========

     Rent expense, net of sublease income, was approximately $15.7 million in 1997; $16.7 million in 1996; and $13.0 million in 1995.

CONTINGENCIES

     The Company is involved in ordinary and routine litigation incidental to its business. There are no such matters pending that the Company expects to be material in relation to its financial condition or results of operations.

NOTE 11.  SOFTWARE DIVISION PUBLIC OFFERING

     In March 1994, the Company's former wholly-owned Software Division, a developer of software tools for proofreading, reference, and information management, completed an initial public offering of 6.9 million shares at an offering price of $7.50 per share for total consideration of $51.8 million. In connection with the public offering, the Company received a cash dividend of $32.9 million from the newly-formed successor company, INSO. An after-tax gain of $22.8 million, or $0.82 per share, was recognized in connection with the public offering. Deferred taxes were recognized on the transaction. Upon completion, the assets, businesses, and employees of the Software Division were transferred to INSO. The Company retained an ownership interest of approximately 40% in the successor company subsequent to the transfer. In addition, the Company and INSO had entered into a service agreement whereby certain general administrative services were provided by the Company and reimbursed by INSO. A portion of the facilities leased by the Company were placed under a subleasing agreement which was terminated in May 1995.

     During 1995, the Company's Trade & Reference Division sold to INSO certain properties and rights relating to the Information Please(R) almanac product line for $3.3 million. At the time of the sale, the Company held a 40% equity stake in INSO, and accordingly, $1.3 million of the gain was deferred, and is being recognized as income by the Company over a period of three years.

     In August 1995, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $32.74 for total consideration of $39.3 million. As a result, the Company recorded a gain of $13.1 million, $7.8 million after-tax, or $0.28 per share, representing the Company's portion of the increase

                            HOUGHTON MIFFLIN COMPANY
in INSO's net assets. As a result of this offering the equity ownership in INSO was reduced to approximately 36%. On September 1, 1995, INSO effected a two-for-one common stock split in the form of a 100% stock dividend. All INSO share references have been restated to reflect the effects of the stock split.

     In 1996, the Company received $38.6 million in proceeds from the sale of 770,000 shares of INSO common stock. As a result of the sales, the Company recorded a gain of approximately $34.3 million ($19.9 million after-tax), or $0.71 per share. The Company's equity ownership in INSO, after the sale of common stock, was approximately 30%.

     In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $47.04 for total consideration of $56.4 million. As a result, in March 1997, the Company recorded a gain of $14.9 million, $8.6 million after-tax, or $0.30 per share, representing the Company's portion of the increase in INSO's net assets. As a result of this offering the equity ownership in INSO was reduced to approximately 27%.

     The Company records its pro-rata share of income and losses and the impact of INSO's equity activities, if any, on a quarterly basis, one quarter in arrears.

     Though December 31, 1997, the Company has recorded an undistributed net loss due to its pro-rata ownership in INSO.

NOTE 12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1997 and 1996 are as follows:

                                                1997                     1996
                                        ---------------------    ---------------------
                                        CARRYING      FAIR       CARRYING      FAIR
                                         AMOUNT       VALUE       AMOUNT       VALUE
                                        ---------   ---------    ---------   ---------
                                                        (IN THOUSANDS)
FINANCIAL ASSETS:
     Cash, cash equivalents, and
       marketable securities..........  $   6,235   $   6,235    $  12,146   $  12,146
     Investments:
       INSO...........................     30,194      44,777       13,861     152,909
       Cassell PLC....................      2,178       2,178        2,389       2,389
FINANCIAL LIABILITIES:
     SAILS............................   (126,643)    (50,160)    (126,643)   (144,000)
     7.00% notes......................   (124,813)   (127,688)    (124,791)   (121,650)
     7.125% notes.....................    (99,625)   (103,620)     (99,565)    (99,410)
     Credit facility..................         --          --      (90,000)    (90,000)
     5.83% notes......................         --          --      (40,000)    (39,940)
     6.07% notes......................    (40,000)    (40,064)     (40,000)    (39,772)
     6.29% notes......................    (20,000)    (20,106)     (20,000)    (19,860)
     Commercial paper.................    (61,346)    (61,346)          --          --

     The fair values of financial instruments are estimates based upon market conditions and perceived risks at December 31, 1997 and 1996, and require varying degrees of management judgment. The fair values of the financial instruments presented may not be indicative of their future values. The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND COMMERCIAL PAPER

     The carrying amount approximates fair value due to the short-term maturity of the instruments.

                            HOUGHTON MIFFLIN COMPANY

INVESTMENTS

     The fair value of the Company's investments is estimated based on the quoted market prices for these securities at December 31, 1997 and 1996. In 1996, the fair value of the 3.3 million shares of the investment in INSO was reduced to $39.44 per share to reflect the threshold appreciation price. This is the maximum amount the Company can realize upon redemption of the SAILS (see
Note 4). Included in the book and fair value of Cassell PLC is approximately $1.8 million of deferred tax benefit.

LONG-TERM DEBT

     The fair value of the SAILS and notes is estimated based upon quoted market prices. The carrying amount of the credit facility approximates fair value because of the renewing feature of the facility.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS GAINS (LOSSES)

     There were no interest rate swap agreements outstanding at December 31, 1996. The Company does not enter into speculative or leveraged derivative transactions. During 1997, the Company entered into two interest rate swaps on commercial paper (see Note 4), the effect of which are not material to the results of the operations of the Company.

NOTE 13.  RELATED PARTIES

     The Company presently holds notes receivable for a total of $4.6 million from certain corporate officers and members of the Board of Directors. The Company provided financing in 1994 to effect the purchase of an aggregate of 276,544 shares of the Company's common stock pursuant to the 1994 Executive Stock Purchase Plan and the 1994 Non-Employee Director Stock Purchase Plan at the fair market value on August 27, 1994, of $21.313 per share. The loans bear interest at a rate of 8% and are due in the third quarter of 1999. Loans made to officers are collateralized by the shares of common stock purchased and supported by a risk-sharing agreement which provides, among other things, for the Company to share in 50% of the gain on any shares sold before the third anniversary, and to share in 50% of the loss on any shares sold after the third anniversary. Loans provided to members of the Board of Directors are unsecured. A director who sell shares purchased with Company financing is responsible for 100% of any resulting loss. The notes receivable are shown as a reduction in stockholders' equity in the consolidated financial statements. In 1997, the Company recognized approximately $0.4 million in interest income in connection with the outstanding loans.

NOTE 14.  SEGMENT INFORMATION

     The Company's principal business is publishing and is divided into two segments: (a) textbooks and other educational materials and services for the school and college markets; and (b) general publishing, including fiction, nonfiction, software, children's books, and reference materials.

     A comparative summary of segment information for the years 1997, 1996, and 1995 appears below. Net corporate expenses include certain corporate officer compensation costs, certain corporate development costs, certain occupancy costs, stockholder reporting expenses, legal costs, and consulting fees. Corporate assets are principally cash and cash equivalents, marketable securities, and deferred income taxes.

                            HOUGHTON MIFFLIN COMPANY

                                               TEXTBOOKS AND
                                             OTHER EDUCATIONAL
                                               MATERIALS AND      GENERAL
                                                 SERVICES        PUBLISHING    CORPORATE    CONSOLIDATED
                                             -----------------   ----------    ---------    ------------
                                                                   (IN THOUSANDS)
1997
     Net sales.............................      $709,228         $ 88,092     $     --      $  797,320
                                                 --------         --------     --------      ----------
     Segment income (loss).................       130,866           (3,082)          --         127,784
                                                 --------         --------     --------      ----------
     Net corporate expenses................            --               --      (21,226)        (21,226)
     Gain on sale of INSO common stock.....            --           14,904           --          14,904
     Interest expense, net.................            --               --      (38,926)        (38,926)
     Equity in earnings of INSO............            --              997           --             997
                                                 --------         --------     --------      ----------
     Income (loss) before taxes............       130,866           12,819      (60,152)         83,533
                                                 --------         --------     --------      ----------
     Identifiable assets...................       819,942           87,656       64,453         972,051
     Acquired assets.......................         5,959            3,090           --           9,049
                                                 --------         --------     --------      ----------
     Total assets..........................       825,901           90,746       64,453         981,100
                                                 --------         --------     --------      ----------
     Depreciation and amortization.........        84,325            1,330        4,084          89,739
     Purchase of property, plant, and
       equipment, including book plates....        56,164            1,317       10,422          67,903
                                                 ========         ========     ========      ==========
1996
     Net sales.............................      $636,055         $ 81,808     $     --      $  717,863
                                                 --------         --------     --------      ----------
     Segment income (loss).................       113,371           (5,138)          --         108,233
                                                 --------         --------     --------      ----------
     Net corporate expenses................            --               --      (20,851)        (20,851)
     Gain on sale of INSO common stock.....            --           34,261           --          34,261
     Interest expense, net.................            --               --      (40,875)        (40,875)
     Equity in losses of INSO..............            --           (6,815)          --          (6,815)
                                                 --------         --------     --------      ----------
     Income (loss) before taxes............       113,371           22,308      (61,726)         73,953
                                                 --------         --------     --------      ----------
     Identifiable assets...................       816,609           90,906       83,426         990,941
     Acquired assets.......................        15,501               --           --          15,501
                                                 --------         --------     --------      ----------
     Total assets..........................       832,110           90,906       83,426       1,006,442
                                                 --------         --------     --------      ----------
     Depreciation and amortization.........        79,529            1,403        3,403          84,335
     Purchase of property, plant, and
       equipment, including book plates....        67,651            1,139        6,153          74,943
                                                 ========         ========     ========      ==========
1995
     Net sales.............................      $441,800         $ 87,222     $     --      $  529,022
                                                 --------         --------     --------      ----------
     Segment income (loss).................        63,817           (8,520)          --          55,297
                                                 --------         --------     --------      ----------
     Net corporate expenses................            --               --      (16,018)        (16,018)
     Special charges related to the
       acquisition of Heath................       (49,230)              --           --         (49,230)
     Special charges.......................        (3,825)          (2,700)        (508)         (7,033)
     Gain on sale of warehouse.............            --            3,889           --           3,889
     Gain on equity transactions of INSO...            --           13,102           --          13,102
     Interest expense, net.................            --               --      (13,008)        (13,008)
     Equity in earnings of INSO............            --            1,557           --           1,557
                                                 --------         --------     --------      ----------
     Income (loss) before taxes............        10,762            7,328      (29,534)        (11,444)
                                                 --------         --------     --------      ----------
     Identifiable assets...................       366,816          114,169      112,576         593,561
     Acquired assets.......................       452,888               --           --         452,888
                                                 --------         --------     --------      ----------
     Total assets..........................       819,704          114,169      112,576       1,046,449
                                                 --------         --------     --------      ----------
     Depreciation and amortization.........        47,393            1,655        3,378          52,426
     Purchase of property, plant, and
       equipment, including book plates....        50,566              932        2,780          54,278
                                                 ========         ========     ========      ==========

                            HOUGHTON MIFFLIN COMPANY

NOTE 15.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earning per share:

                                                       1997        1996        1995
                                                      -------     -------     -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                                 AMOUNTS)
Numerator:
  Net income......................................    $49,822     $43,622     $(7,243)
Denominator:
  Denominator for basic earnings per share:
  weighted-average shares outstanding.............     28,237      27,801      27,609
Effect of dilutive securities:
  Employee stock options..........................        407          90
  Restricted stock................................        146          16
  Performance shares..............................         36          12
                                                      -------     -------
                                                          589         118
Dilutive potential common shares:
  Denominator for diluted earnings per share:
  adjusted weighted-average shares outstanding and
     assumed conversions..........................     28,826      27,919      27,609
                                                      =======     =======     =======
Basic earnings (loss) per share...................    $  1.76     $  1.57     $ (0.26)
                                                      =======     =======     =======
Diluted earnings (loss) per share (except when
  anti-dilutive)..................................    $  1.73     $  1.56     $ (0.26)
                                                      =======     =======     =======

     Options to purchase 267,300 shares of common stock were outstanding at December 31, 1997 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. In 1995, no dilutive securities were included in the computation of diluted earnings per share because the Company had a net loss, and the effect would have been antidulutive.

                   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
         (UNAUDITED, IN THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                               FIRST      SECOND     THIRD      FOURTH
                                              QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                              -------    -------    -------    -------      ----
1997
     Net sales..............................  $ 68,747   $202,321   $399,094   $127,158   $797,320
     Gross profit (net sales less cost of
       sales)...............................    16,524    108,669    249,237     60,389    434,819
     Net income (loss)......................  $(26,876)  $ 10,825   $ 83,057   $(17,184)  $ 49,822
                                              ========   ========   ========   ========   ========
     Per share:
     Net income (loss) -- basic.............  $  (0.96)  $   0.38   $   2.94   $  (0.61)  $   1.76
                                              ========   ========   ========   ========   ========
     Net income (loss) -- diluted (except
       when anti-dilutive)..................  $  (0.96)  $   0.38   $   2.87   $  (0.61)  $   1.73
                                              ========   ========   ========   ========   ========
1996
     Net sales..............................  $ 62,835   $178,214   $356,669   $120,145   $717,863
     Gross profit (net sales less cost of
       sales)...............................    12,740     93,873    219,827     61,737    388,177
     Net income (loss)......................  $(22,130)  $  9,514   $ 76,047   $(19,809)  $ 43,622
                                              ========   ========   ========   ========   ========
     Per share:
     Net income (loss) -- basic.............  $  (0.80)  $   0.34   $   2.73   $  (0.71)  $   1.57
                                              ========   ========   ========   ========   ========
     Net income (loss) -- diluted (except
       when anti-dilutive)..................  $  (0.80)  $   0.34   $   2.72   $  (0.71)  $   1.56
                                              ========   ========   ========   ========   ========

     The above quarterly information indicates the seasonal fluctuations of the Company's educational publishing business.

     The increase in the net loss during the first-quarter of 1997 compared to the same period in 1996 was primarily due to the increase in selling costs. Selling expense rose due to higher sampling and advertising costs and the addition of sales people to meet the increased sales opportunities in adoption states and open territories. The improvement in results during the second-, third- and fourth-quarters of 1997, when compared to the same periods in 1996, was primarily due to the increase in sales and lower editorial and distribution costs.

     The Company recognized a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, during the first-quarter of 1997 representing the Company's portion of the increase in INSO's net equity as a result of INSO's completion of a public offering in 1996. In the second-quarter of 1997, the Company recognized a charge of $0.5 million ($0.3 million after-tax), or $0.01 per share, related to INSO's acquisition of Mastersoft products from Adobe Systems Incorporated. In the third-quarter of 1997, the Company recognized a special charge of $2.0 million ($1.2 million after-tax), or $0.04 per share related to the equity investment in INSO for: (1) the acquisition of Level Five Research, Inc. and (2) a restructuring charge affecting INSO's Information Products and certain of its Information Management Tools products.

     During 1996, the Company recorded a gain related to the sales of 770,000 INSO shares. A gain of $14.2 million ($8.2 million after-tax), or $0.30 per share, was recognized in the first quarter on the sale of 343,000 shares; in the second quarter a gain of $8.7 million ($5.1 million after-tax), or $0.18 per share, was recognized on the sale of 194,500 shares; during the third quarter a $9.6 million gain ($5.6 million after-tax), or $0.20 per share, was recognized on the sale of 200,000 shares; and in the fourth quarter a $1.8 million gain ($1.1 million after-tax), or $0.04 per share, was recognized on the sales of 32,500 shares.

     The second quarter of 1996 included an acquisition charge of $1.4 million ($0.8 million after-tax), or $0.03 per share, related to the Company's investment in INSO resulting from INSO's acquisition of ImageMark Software Labs, Inc. During the fourth quarter, an acquisition charge of $10.3 million ($6.4 million after-tax), or $0.23 per share, was recognized relating to INSO's acquisition of Electronic Book Technologies, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to directors is incorporated herein by reference to the Proxy Statement for the 1998 Annual Meeting of Stockholders ("1998 Proxy Statement"), and information with respect to Executive Officers follow Part I,
Item 4 of this report under the heading "Executive Officers of the Company" on pages 5 through 6.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page 17.

         2. Financial Statement Schedule for the three years ended December 31, 1997:
          Schedule II -- Consolidated Valuation and Qualifying Accounts Page 47.

             All other schedules have been omitted because the required information is included in the consolidated financial statements or notes thereto or they are not required submissions.

         3. The Exhibits listed in the accompanying Index to Exhibits on page 49 are filed as part of this Report and are included only on the Form 10-K filed with the Securities and Exchange Commission.

     (b) Reports on Form 8-K filed in the fourth quarter of 1997:

         None

                            HOUGHTON MIFFLIN COMPANY

                  SCHEDULE II--CONSOLIDATED VALUATION ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                           (IN THOUSANDS OF DOLLARS)

                                                           ADDITIONS
                                                      -------------------
                                                      CHARGED    CHARGED
                                         BALANCE AT   TO COST   TO OTHER                     BALANCE
                                         BEGINNING      AND     ACCOUNTS-     DEDUCTIONS     AT END
                                          OF YEAR     EXPENSE   DESCRIBE      -DESCRIBE      OF YEAR
                                         ----------   -------   ---------     ----------     -------
1997
     Allowance for book returns........   $25,166     $68,682    $(6,837)(2)   $66,277(3)    $20,734
     Allowance for authors' advances...    20,975       3,849         --           534(4)     24,290
1996
     Allowance for book returns........   $21,698     $67,176    $ 6,837(2)    $70,545(3)    $25,166
     Allowance for authors' advances...    21,848       2,793      2,033(1)      5,699(4)     20,975
1995
     Allowance for book returns........   $12,836     $51,022    $ 6,522(1)    $48,682(3)    $21,698
     Allowance for authors' advances...    11,079       9,557      1,212(1)         --        21,848

---------------

(1) Reflects additions to the allowance from acquisitions during the year.

(2) This amount represents the estimated book returns for products published by DK Publishing, Inc. and distributed by the Company. In 1997, these book returns have reduced payments to DK Publishing, Inc.

(3) Books actually returned during the year.

(4) Write-offs of unearned author advances.

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

                                            HOUGHTON MIFFLIN COMPANY
                                            Registrant
                                            By:   /s/ NADER F. DAREHSHORI

                                              ----------------------------------
                                                     Nader F. Darehshori
                                              Chairman of the Board, President,
                                                              and
                                                   Chief Executive Officer

February 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        /s/ NADER F. DAREHSHORI            Chairman of the Board, President, and
---------------------------------------    Chief Executive Officer, Director
          NADER F. DAREHSHORI                                                       February 25, 1998

            /s/ GAIL DEEGAN                Executive Vice President,
---------------------------------------    Chief Financial Officer, and
              GAIL DEEGAN                  Treasurer                                February 25, 1998

          /s/ DAVID R. CARON               Vice President and Controller
---------------------------------------
            DAVID R. CARON                                                          February 25, 1998

          /s/ JOSEPH A. BAUTE              Director
---------------------------------------
            JOSEPH A. BAUTE                                                         February 25, 1998

         /s/ JAMES O. FREEDMAN             Director
---------------------------------------
           JAMES O. FREEDMAN                                                        February 25, 1998

          /s/ MARY H. LINDSAY              Director
---------------------------------------
            MARY H. LINDSAY                                                         February 25, 1998

       /s/ CHARLES R. LONGSWORTH           Director
---------------------------------------
         CHARLES R. LONGSWORTH                                                      February 25, 1998

           /s/ JOHN F. MAGEE               Director
---------------------------------------
             JOHN F. MAGEE                                                          February 25, 1998

        /s/ CLAUDINE B. MALONE             Director
---------------------------------------
          CLAUDINE B. MALONE                                                        February 25, 1998

        /s/ ALFRED L. MCDOUGAL             Director
---------------------------------------
          ALFRED L. MCDOUGAL                                                        February 25, 1998

           /s/ GEORGE PUTNAM               Director
---------------------------------------
             GEORGE PUTNAM                                                          February 25, 1998

         /s/ RALPH Z. SORENSON             Director
---------------------------------------
           RALPH Z. SORENSON                                                        February 25, 1998

                                           Director
---------------------------------------
          ROBERT J. TARR, JR.                                                       February 25, 1998

          /s/ DEROY C. THOMAS              Director
---------------------------------------
            DEROY C. THOMAS                                                         February 25, 1998

                            HOUGHTON MIFFLIN COMPANY

                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

EXHIBIT NO.              DESCRIPTION OF DOCUMENT                     PAGE NUMBER IN THIS REPORT
-----------              -----------------------                     --------------------------
(3)(i)         Restated Articles of Organization of the      Filed as Exhibits (4.1) and (4.2) to
               Company                                       Registration Statement No. 33-14850 as
                                                             amended, and incorporated herein by
                                                             reference thereto

               Amendment to Restated Articles of             Filed as Exhibit(3)(i) to Form 10-K for the
               Organization of the Company in the form of    year ended December 31, 1995, and
               a certificate of vote of directors            incorporated herein by reference thereto
               establishing a series of a class of stock
(3)(ii)        By-laws of the Company                        Filed as Exhibit(3)(ii) to Form 10-K for
                                                             the year ended December 31, 1995, and
                                                             incorporated herein by reference thereto
(4)            Registration Statement under the Securities   Filed on June 20, 1967, and incorporated
               Exchange Act of 1934 on Form 10 dated June    herein by reference thereto
               20, 1967, as amended, with particular
               reference to the description of the common
               stock of the Company

               Rights Agreement between the Company and      Filed as Exhibit(4) to Form 10-K for the
               the First National Bank of Boston, as         year ended December 31, 1995, and
               Rights Agent                                  incorporated herein by reference thereto

               Renewed Rights Agreement between the          Filed as Exhibit(4) to Form 10-Q for the
               Company and BankBoston, N.A., as Rights       quarter ended June 30, 1997, and
               Agent                                         incorporated herein by reference thereto

               Registration Statement under the Securities   Filed September 4, 1992, and incorporated
               Exchange Act of 1934 on Form S-3 dated        herein by reference thereto
               September 4, 1992

               Indenture dated as of March 15, 1994          Filed as Exhibit(4.1) to Registration
               between the Company, as successor trustee     Statement No. 33-51700 as amended, and
               to the First National Bank of Boston          incorporated herein by reference thereto
               First Supplemental Indenture dated as of      Filed as Exhibit(4.2) to Registration
               July 27, 1995 between the Company and State   Statement No. 33-64903 as amended, and
               Street Bank and Trust Company, as successor   incorporated herein by reference thereto
               trustee to the First National Bank of
               Boston

               Registration Statement under the Securities   Filed on December 11, 1995 and incorporated
               Act of 1933 on Form S-3 dated December 11,    herein by reference thereto
               1995
(
10)(ii)       Lease between Two Twenty Two Berkeley          Filed as Exhibit (10)(iii)(D) to Form 10-K
(D)            Venture, as landlord, and Houghton Mifflin    for the year ended December 31, 1996, and
               Company, as tenant                            incorporated herein by reference thereto
               Lease between New England Mutual Life         Filed as Exhibit (10)(iii)(D) to Form 10- K
               Insurance Company, as sublandlord, and        for the year ended December 31, 1996, and
               Houghton Mifflin Company, as subtenant        incorporated herein by reference thereto

(10)(iii)      Benefits Trust Agreement between Houghton     Page
(A)            Mifflin Company and State Street Bank and
               Trust Company dated June 3, 1992*

               Severance Agreement between the Company and   Filed as Exhibit(10)(iii)(A) to Form 10-K
               Mr. Darehshori*                               for the year ended December 31, 1995, and
                                                             incorporated herein by reference thereto

               Form of Senior Executive Severance            Filed as Exhibit(10)(iii)(A) to Form 10-K
               Agreement*                                    for the year ended December 31, 1995, and
                                                             incorporated herein by reference thereto

---------------

* Denotes a management contract or compensatory plan.

EXHIBIT NO.              DESCRIPTION OF DOCUMENT                     PAGE NUMBER IN THIS REPORT
-----------              -----------------------                     --------------------------
(10)(iii)      Form of Key Managers' Severance Agreement*    Filed as Exhibit(10)(iii)(A) to Form 10-K
(A)                                                          for the year ended December 31, 1995, and
                                                             incorporated herein by reference thereto

               Supplemental Benefits Plan*                   Filed as Exhibit(10)(iii)(A) to Form 10-K
                                                             for the year ended December 31, 1995, and
                                                             incorporated herein by reference thereto

               Non-Employee Directors Retirement Benefit     Filed as Exhibit(10)(iii)(A) to Form 10-K
               Plan*                                         for the year ended December 31, 1995, and
                                                             incorporated herein by reference thereto

               1996 Senior Executive Incentive               Filed as Exhibit(10)(iii)(A) to Form 10-K
               Compensation Plan*                            for the year ended December 31, 1996, and
                                                             incorporated herein by reference thereto

               Restricted Stock Agreement between the        Filed as Exhibit(10)(iii)(A) to Form 10-K
               Company and Mr. Darehshori*                   for the year ended December 31, 1996, and
                                                             incorporated herein by reference thereto

               Restricted Stock Agreement between the        Filed as Exhibit(10)(iii)(A) to Form 10-K
               Company and Ms. Deegan*                       for the year ended December 31, 1996, and
                                                             incorporated herein by reference thereto

               1995 Stock Compensation Plan*                 Filed as Exhibit(10)(iii)(A) to Form 10-K
                                                             for the year ended December 31, 1996, and
                                                             incorporated herein by reference thereto

               1997 Senior Executive Incentive               Filed as Exhibit(10)(iii)(A) to Form 10-Q
               Compensation Plan*                            for the quarter ended June 30, 1997, and
                                                             incorporated herein by reference thereto

               1997 -- 1998 Restricted Share Plan*           Filed as Exhibit(10)(iii)(A) to Form 10-Q
                                                             for the quarter ended June 30, 1997, and
                                                             incorporated herein by reference thereto

               1994 Executive Stock Purchase Plan*           Filed as Exhibit(10)(iii)(A) to Form 10-Q
                                                             for the quarter ended September 30, 1994,
                                                             and incorporated by reference thereto

               Form of Option Grant and Exercise             Filed as Exhibit(10)(iii)(A) to Form 10-Q
               Agreement*                                    for the quarter ended September 30, 1994,
                                                             and incorporated by reference thereto

               Non-Employee Directors Stock Purchase Plan*   Filed as Exhibit(10)(iii)(A) to Form 10-Q
                                                             for the quarter ended September 30, 1994,
                                                             and incorporated by reference thereto

               Forms of Stock Purchase Agreement*            Filed as Exhibit(10)(iii)(A) to Form 10-Q
                                                             for the quarter ended September 30, 1994,
                                                             and incorporated by reference thereto

(12)           Computation of Ratio of Earnings to Fixed     Page
               Charges

(21)           List of Subsidiaries                          Page

(23)           Consent of Experts and Counsel                Page
(27)           Financial Data Schedule                       Page

---------------

* Denotes a management contract or compensatory plan.