Form 10-Q
period 1998-03-31
HOUGHTON MIFFLIN CO
filed 1998-05-12
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 1998
                         COMMISSION FILE NUMBER 1-5406

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                             -----------------------

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

         Yes  [X]             No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.


              Class                            Outstanding at April 30, 1998
-------------------------------                -----------------------------
Common Stock, $1 par value                              30,375,329
Preferred Stock Purchase Rights                         30,375,329




                                     1 of 18

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                        Page No.


Part I.  Financial Information

Item 1.  Financial Statements:

   Consolidated Condensed Balance Sheets
         March 31, 1998 and 1997 and December 31, 1997                    3 - 4


   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings -- Three
         Months Ended March 31, 1998 and 1997                                 5

   Consolidated Condensed Statements of Cash Flows
         Three Months Ended March 31, 1998 and 1997                           6

   Notes to Unaudited Consolidated Condensed
         Financial Statements                                             7 - 9



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10 - 16




Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 6.  Exhibits and Reports on Form 8-K                                    17

         Signatures                                                          18

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                      MARCH 31,      March 31,    December 31,
                                                        1998           1997           1997
                                                      --------       --------     -----------
ASSETS

CURRENT ASSETS
Cash and cash equivalents                             $  4,813      $    5,144      $  5,621
Marketable securities and time deposits
   available-for-sale, at fair value                       614             614           614

Accounts receivable                                     98,227         113,012       180,241
   Less: allowance for book returns                     11,978          15,487        20,734
                                                      --------      ----------      --------
                                                        86,249          97,525       159,507
Inventories
   Finished goods                                      163,798         143,293       130,825
   Work in process                                       8,029           9,707         9,010
   Raw materials                                         7,167           7,019         5,208
                                                      --------      ----------      --------
                                                       178,994         160,019       145,043

Income taxes                                            37,494          39,522        12,049
Prepaid expenses                                         9,730          10,275         1,882
                                                      --------      ----------      --------

   Total current assets                                317,894         313,099       324,716

Property, plant, and equipment and book
   plates (net of accumulated depreciation and
   amortization of $170,331 in 1998, $134,801 in
   1997 and $176,040 at December 31, 1997)             127,263         123,600       120,388

Intangible assets, net                                 457,111         479,165       462,884

Other assets                                            77,978          86,182        73,112
                                                      --------      ----------      --------
                                                      $980,246      $1,002,046      $981,100
                                                      ========      ==========      ========




See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                  MARCH 31,       March 31,      December 31,
                                                    1998            1997            1997
                                                  --------        --------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                               $ 78,979       $   78,889       $ 47,612
   Commercial paper                                110,564           96,190         61,346
   Royalties                                        16,764           15,392         41,463
   Salaries, wages, and commissions                  3,336            2,452         21,625
   Other accrued expenses                           24,533           24,845         26,680
   Current portion of long-term debt                40,000           40,000         40,000
                                                  --------       ----------       --------
      Total current liabilities                    274,176          257,768        238,726

   Long-term debt                                  371,102          451,019        371,081
   Accrued royalties                                 1,346            1,763          1,430
   Other liabilities                                25,286           20,379         24,017
   Accrued post retirement medical benefits         28,239           27,805         28,089

Stockholders' equity
   Preferred stock, $1 par value;
      500,000 shares authorized, none issued            --               --             --
   Common stock, $1 par value;
      70,000,000 shares authorized;
      30,310,879 shares issued                      30,311           29,922         30,219
   Capital in excess of par value                   69,269           51,937         75,307
   Retained earnings                               239,209          213,467        279,513
                                                  --------       ----------       --------
                                                   338,789          295,326        385,039
   Less:
   Notes receivable from purchase agreement         (4,460)          (5,980)        (4,628)
   Unearned compensation related to
      restricted stock                              (6,940)          (8,737)        (7,178)
   Common shares held in treasury, at cost
      (286,025 shares in 1998, 94,852
      shares in 1997 and 282,329 shares
      at December 31, 1997)                         (5,660)          (2,037)        (5,553)
   Benefits Trust assets, at market                (41,632)         (35,260)       (49,923)
                                                  --------       ----------       --------

        Total stockholders' equity                 280,097          243,312        317,757

                                                  --------       ----------       --------
                                                  $980,246       $1,002,046       $981,100
                                                  ========       ==========       ========





See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                          1998          1997
                                                                       --------       --------
Net sales by industry segment:

   Educational publishing                                              $ 54,645       $ 51,367
   General publishing                                                    16,987         17,380
                                                                       --------       --------
                                                                         71,632         68,747

Costs and expenses:
   Cost of sales                                                         53,223         52,223
   Selling and administrative                                            71,798         67,958
                                                                       --------       --------
                                                                        125,021        120,181

Operating loss                                                          (53,389)       (51,434)

Other income (expense):
   Net interest expense                                                  (8,300)        (9,378)
   Gain on equity transactions of INSO Corporation                           --         14,904
   Equity in earnings of INSO Corporation                                   497          1,612
                                                                       --------       --------
                                                                         (7,803)         7,138

                                                                       --------       --------
Loss before taxes                                                       (61,192)       (44,296)

Income tax benefit                                                      (24,477)       (17,420)
                                                                       --------       --------

Net loss                                                                (36,715)       (26,876)

Other comprehensive income:
   Valuation allowance on noncurrent marketable equity securities            (1)           (71)

                                                                       --------       --------
Comprehensive loss                                                     $(36,716)      $(26,947)
                                                                       ========       ========


Retained earnings at beginning of period                               $279,513       $243,998

Net loss                                                                (36,715)       (26,876)

Two-for-one stock split effected in the form of a stock dividend             --           (180)

Valuation allowance on noncurrent marketable equity securities               (1)           (71)

Dividends paid                                                           (3,588)        (3,404)

                                                                       --------       --------
Retained earnings at end of period                                     $239,209       $213,467
                                                                       ========       ========


Earnings per share:
    Net loss per share - Basic                                         $  (1.29)      $  (0.96)
    Net loss per share - Diluted (except when anti-dilutive)           $  (1.29)      $  (0.96)

Cash dividends paid per common share                                   $  0.125       $  0.120





See accompanying notes to unaudited consolidated condensed financial statements.

\
                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                            (UNAUDITED; IN THOUSANDS)

                                                                               1998           1997
                                                                             --------       --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

  Net loss                                                                   $(36,715)      $(26,876)

  Adjustments to reconcile net loss to net cash used in
      operating activities:
        Equity in earnings of INSO Corporation                                   (497)        (1,612)
        Depreciation and amortization                                          14,825         13,562
        Gain on equity transactions of INSO Corporation                            --        (14,904)

        Changes in operating assets and liabilities:
           Accounts receivable                                                 73,258         67,287
           Inventories                                                        (33,951)       (21,472)
           Accounts payable                                                    31,367         21,304
           Royalties                                                          (25,383)       (22,872)
           Deferred and income taxes payable                                  (25,442)       (18,971)
           Salaries, wages, and commissions                                   (18,289)       (16,956)
           Other, net                                                          (9,944)       (12,820)
                                                                             --------       --------

           NET CASH USED IN OPERATING ACTIVITIES                              (30,771)       (34,330)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Book plate expenditures                                                     (10,281)       (11,722)
  Acquisition of publishing assets                                             (1,290)        (2,336)
  Property, plant, and equipment expenditures                                  (4,309)        (1,955)
                                                                             --------       --------

          NET CASH USED IN INVESTING ACTIVITIES                               (15,880)       (16,013)


CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Dividends paid on common stock                                               (3,588)        (3,404)
  Issuance of commercial paper                                                 49,218         96,190
  Repayment of long-term financing                                                 --        (50,000)
  Exercise of stock options                                                       457          1,205
  Other                                                                          (244)           (38)
                                                                             --------       --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                            45,843         43,953

Decrease in cash and cash equivalents                                            (808)        (6,390)
Cash and cash equivalents at beginning of period                                5,621         11,534
                                                                             --------       --------
Cash and cash equivalents at end of period                                   $  4,813       $  5,144
                                                                             ========       ========

Supplementary disclosure of cash flow information:
        Income taxes paid                                                    $    946       $  1,589
        Interest paid                                                        $  8,149       $  7,892



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

      Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 1998 interim financial statements.

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

      These acquisitions did not materially impact consolidated results; therefore, no pro forma information is provided.

HOUGHTON MIFFLIN COMPANY NOTES TO UNAUDITED
CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(4)   INSO CORPORATION

      In March 1994, the Company spun off its former Software Division in an initial public offering. The equity interest in INSO Corporation ("INSO"), the successor company, was approximately 40% after the offering. The Company's recognition of earnings from its investment in INSO is based upon the equity method of accounting. Accordingly, the Company records its pro-rata share of income and losses and the impact of INSO's equity activities, if any, on a quarterly basis one quarter in arrears.

      In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $47.04 for a total consideration of $56.4 million. As a result, in March 1997, the Company recorded a gain of $14.9 million, $8.6 million after-tax, or $0.30 per share, representing the Company's portion of the increase in INSO's net assets. As of March 31, 1998, the Company's equity ownership has been reduced to approximately 26%.

(5)   INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                           March 31,               December 31,
                                                    1998             1997             1997
                                                  --------         --------        -----------
                                                                (in thousands)

     Goodwill                                     $515,717         $510,835         $515,532
     Publishing rights                              17,724           16,623           16,623
     Other                                           4,000            4,000            4,000
     Less: accumulated amortization                (80,330)         (52,293)         (73,271)
                                                  --------         --------         --------
     Total                                        $457,111         $479,165         $462,884
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

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(6)   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earning per share:

                                                                 1998                     1997
                                                           ---------------           -------------
                                                           (in thousands, except per share amounts)
Numerator:
     Net loss                                                  $(36,715)                $(26,876)
Denominator:
     Denominator for basic earnings per share:
        weighted-average shares outstanding                      28,443                   28,046

Effect of dilutive securities:                                       --                       --

Dilutive potential common shares:
     Denominator for diluted earnings per share:
        adjusted weighted-average shares outstanding
        and assumed conversions                                  28,443                   28,046
                                                               ========                 ========

Basic loss per share                                           $  (1.29)                $  (0.96)
                                                               ========                 ========
Diluted loss per share (except when anti-dilutive)             $  (1.29)                $  (0.96)
                                                               ========                 ========


      In the first quarter of 1998 and the first quarter of 1997, no dilutive securities were included in the computation of diluted earnings per share because the Company had a net loss, and the effect would have been antidilutive.

(7)   COMPREHENSIVE INCOME

      In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires unrealized gains or losses on the Company's valuation allowance on non-current marketable equity securities, which prior to adoption were reported separately in shareholders' equity, be included in other comprehensive income.

      Total comprehensive loss amounted to $36.7 million for the first quarter of 1998, and $26.9 million for the first quarter of 1997.

(8)   SUBSEQUENT EVENTS

      At its April 29, 1998 meeting, the Board of Directors declared a quarterly dividend of $0.125 per share, payable on May 27, 1998, to shareholders of record on May 13, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's principal business is publishing, and its operations are classified in two industry segments: (1) textbooks and other educational materials ("instructional materials") and services for the school and college markets; and (2) general publishing, including fiction, nonfiction, children's books, and dictionary and reference materials in a variety of formats and media.

In the school market, which consists of kindergarten through twelfth grade ("K-12"), the process by which elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. Twenty-one states, representing approximately one-half of the United States elementary and secondary school-age population, select new instructional materials on a statewide basis for a particular subject once approximately every five to eight years. These twenty-one states are referred to as "adoption states." Generally, a school or school district within an adoption state may use state monies to purchase instructional materials only from the list of publishers' programs which have been approved, or "adopted", by the particular state's governing body. In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions from the unrestricted offerings of all publishers. The industry terms "adopted," or "adoption," are used: (1) to describe a state governing body's approval process, or (2) to describe a school or school district's selection and purchase of instructional materials. After adopting, or selecting, instructional materials, schools later decide how much to purchase and when to purchase in order to implement the adoption.

Sales of instructional materials are cyclical, with some years offering more sales opportunities than others. Although the loss of a single customer or a few customers would not have a materially adverse effect on the business of the Company, schedules of school adoptions and market acceptance of the Company's products can affect year-to-year revenue performance. The Company expects that there will be fewer statewide adoption opportunities in 1998 than in 1997, when a significant number of states and districts adopted reading and literature products. Although a number of statewide mathematics and social studies adoptions are scheduled in 1998, these disciplines do not generate as large a per-pupil expenditure as reading and literature adoptions. However, due to growth opportunities in other divisions, the Company expects a modest increase in 1998 revenues.

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

The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. The per share amounts presented in this document are based on the diluted weighted average shares outstanding. For further discussion of earnings per share and the impact of the Statement No. 128, see Note 6 on page 9.

On June 25, 1997, the Board of Directors declared a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend to shareholders. All per share amounts have been retroactively restated in this report to reflect the effect of the stock split.

RESULTS OF OPERATIONS:

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

For the quarter ended March 31, 1998, the consolidated net loss was $36.7 million, or $1.29 per share, compared to a net loss of $26.9 million, or $0.96 per share, for the same period in 1997. The Company recognized a one-time charge of $0.2 million ($0.1 million after-tax) in the first quarter of 1998 related to INSO's acquisition of Henderson Software, Incorporated ("Henderson Software"). In the first quarter of 1997, the Company recognized a gain of approximately $14.9 million ($8.6 million after-tax), or $0.30 per share, as the result of INSO's offering of common stock in the fourth quarter of 1996.

Excluding these non-recurring items, the net loss for the first quarter of 1998 would have been $36.6 million, or $1.29 per share, compared to a net loss of $35.5 million, or $1.26 per share, in the first quarter of 1997. The primary reasons for the higher seasonal loss were increases in editorial and plate costs related to product revisions and new product development and increased investments in Year 2000 compliance and new systems.

Net sales:

Net sales for the quarter ended March 31, 1998 were $71.6 million, an increase of 4% from the $68.7 million reported in the first quarter of 1997. Educational publishing net sales increased $3.2 million, or 6%, to $54.6 million in the first quarter of 1998, from last year's first-quarter net sales of $51.4 million. The School Division's math program, Math Central, had strong sales in open territories, and its spelling and social studies programs had increased sales from adoption states as schools that previously adopted these programs purchased additional product components. Riverside Publishing's revenue increased over the same period last year as a result of state contract sales and sales of group assessment materials, guidance products, and clinical tests. Sales also increased for Great Source as a result of increased sales of Math Zones, Every Day Counts, and the Write Source product line. College Division sales were in line with the prior year.

Net sales of $17.0 million for the general publishing segment in the first quarter of 1998 were down $0.4 million, or 2%, from last year's first-quarter net sales of $17.4 million. The decrease was primarily due to lower guide book sales, offset somewhat by increased sales of juvenile products.

Cost of sales:

Cost of sales in the first quarter of 1998 increased $1.0 million, or 2%, to $53.2 million from $52.2 million in the first quarter of 1997, primarily as a result of higher editorial and plate costs related to product revisions and new product development. Despite this increase, cost of sales as a percent of sales decreased to 74.3% in 1998 from 76.0% in 1997. The primary reason for this improvement in margin was lower royalty and manufacturing expense as a percent of sales. Arrangements entered into with the Company's printing vendors continued to help reduce manufacturing costs.

Selling and administrative:

Selling and administrative expenses in the first quarter of 1998 were $71.8 million, an increase of $3.8 million, or 6%, from $68.0 million in the first quarter of 1997. As a percent of sales, selling and administrative expenses increased to 100.2% from 98.9%. The primary reason for this increase was higher costs related to Year 2000 compliance and new systems development.

Other income and expense:

The Company recognized a special charge of $0.2 million ($0.1 million after-tax) in the first quarter of 1998 related to INSO's acquisition of Henderson Software. Excluding the special charge, equity income from the Company's investment in INSO declined to $0.7 million in the first quarter of 1998 from $1.6 million in the first quarter of 1997. In the first quarter of 1997, the Company recognized a gain of $14.9 million ($8.6 million after-tax), or $0.30 per share, representing the Company's portion of the increase in

INSO's net equity as a result of the completion of a public offering by INSO of
1.2 million shares of common stock at a net offering price of approximately $47 per share.

Net interest expense of $8.3 million for the first quarter of 1998 was $1.1 million lower than in the same period in 1997. The reduction was primarily due to paydown of $68.7 million of debt in the fourth quarter of 1997.

Income taxes:

The income tax benefit increased $7.1 million, or 41%, over the same period last year, due to the higher operating loss in 1998 and an increase in the tax rate to 40.0% in 1998 from 39.3% in 1997.

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

During the first quarter of 1998, the Company used $0.8 million of cash on hand at year-end 1997, as well as $49.2 million of net borrowings, to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments. During the first quarter of 1997, the Company used $6.4 million of cash on hand at year-end 1996, as well as $46.2 million of net borrowings, to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments.

Net cash used in operating activities was $30.8 million in the first quarter of 1998, a $3.5 million improvement from the $34.3 million in cash used in operations during the first quarter of 1997. Excluding the non-cash effect of depreciation and amortization, equity earnings and losses of INSO, and the gain on equity transactions of INSO, the pre-tax loss decreased by $0.4 million. Changes in operating assets and liabilities provided $3.1 million more cash during the first quarter of 1998 than in the same period in 1997, primarily due to improved working capital management.

Cash required for investing activities was $15.9 million in the first quarter of 1998, a decrease of $0.1 million from the $16.0 million required in the same period in 1997. This decrease was principally due to a $1.4 million decrease in book plate expenditures and a $1.0 million decrease in acquisition of publishing assets, offset by a $2.3 million increase in property, plant, and equipment expenditures in first quarter of 1998 compared to the same period in 1997.

Net proceeds from financing increased by $1.9 million in the first quarter of 1998 from the same period in 1997. In the first quarter of 1997, the Company issued $50 million in commercial paper and used the proceeds to pay down a portion of its the five-year credit facility.

The Company expects that cash flows from operations for the full year 1998 will be sufficient to provide adequate financing resources to support operational needs to fund capital expenditures and dividend payments, and to pay down by year end a portion of the debt outstanding at the beginning of 1998.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
This report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to, (i) cost of development and market acceptance of the Company's educational publications; (ii) the seasonal and cyclical nature of the Company's educational sales; (iii) variable funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational materials and shifts in timing of purchases; (iv) changes in purchasing patterns in elementary and secondary school and college markets; (v) changes in the competitive environment, including those which would adversely affect selling expenses; (vi) regulatory changes which would affect the purchase of educational materials and services; (vii) strength of the retail market for general-interest publications and market acceptance of newly published titles and new electronic products; (viii) unanticipated expenses or delays in resolving Year 2000 computer issues; and (ix) other factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Stockholders' Meeting on April 29, 1998, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

     Proposal #1 - Election of Class III Directors for a three-year term:

                                                      Number of Shares
                                                 Voted For            Against
                                                 ----------------------------
     Mary H. Lindsay                             23,598,956           170,103
     John F. Magee                               23,599,452           169,607
     Claudine B. Malone                          23,601,875           167,184
     Ralph Z. Sorenson                           23,602,238           166,821
     Robert J. Tarr, Jr.                         23,605,211           163,848

     The following directors continued their term in office: James O. Freedman, Charles R. Longsworth, Alfred L. McDougal, Joseph A. Baute, Nader F. Darehshori, and George Putnam.

     Proposal #2 - Approval of the Houghton Mifflin Company 1998 Stock Compensation Plan.

                   For                           19,205,993
                   Against                        2,659,671
                   Abstained                        195,958
                   Broker non-votes               1,707,437

     Proposal #3 - Ratification of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 1998.

                   For                           23,706,657
                   Against                           32,081
                   Abstained                         30,321

     Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibit No. (10) (iii) (A) 1998 Senior Executive Incentive Compensation Plan

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


                                        HOUGHTON MIFFLIN COMPANY
                                        ------------------------
                                                Registrant


Dated: May 12, 1998                     /s/ Gail Deegan
                                        --------------------------------------
                                        Gail Deegan
                                        Executive Vice President,
                                        Chief Financial Officer, and Treasurer


Dated: May 12, 1998                     /s/ David R. Caron
                                        --------------------------------------
                                        David R. Caron
                                        Vice President, Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


Exhibit No          Description of Document          Page Number in This Report
----------          -----------------------          --------------------------

(10)(iii)(A)        1998 Senior Executive
                    Incentive Compensation Plan

(27)                Financial Data Schedule