Form 10-Q
period 1998-06-30
HOUGHTON MIFFLIN CO
filed 1998-08-12
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD FROM APRIL 1, 1998 TO JUNE 30, 1998
                         COMMISSION FILE NUMBER 1-5406

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from .............. to ...............


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

         Yes  [X]             No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.

        Class                                      Outstanding at July 31, 1998
-------------------------------                   ------------------------------
Common Stock, $1 par value                                 30,452,224
Preferred Stock Purchase Rights                            30,452,224




                                     1 of 22

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                 Page No.


Part I. Financial Information

Item 1. Financial Statements:

   Consolidated Condensed Balance Sheets
         June 30, 1998 and 1997 and December 31, 1997               3 - 4


   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings  --
         Three Months Ended June 30, 1998 and 1997                      5


   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings  --
         Six Months Ended June 30, 1998 and 1997                        6


   Consolidated Condensed Statements of Cash Flows --
         Six Months Ended June 30, 1998 and 1997                        7

   Notes to Unaudited Consolidated Condensed
         Financial Statements                                      8 - 11



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      12 - 20




Part II.  Other Information

   Item 4. Submission of Matters to a Vote of
            Security Holders                                           21

   Item 6. Exhibits and Reports on Form 8-K                            21

            Signatures                                                 22

                         HOUGHTON MIFFLIN COMPANY
                   CONSOLIDATED CONDENSED BALANCE SHEETS
              (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)



                                                        JUNE 30,         June 30,      December 31,
                                                          1998             1997            1997
                                                       ----------       ----------       --------
ASSETS

Current assets
      Cash and cash equivalents                        $    6,567       $    4,441       $  5,621
      Marketable securities and time deposits
         available-for-sale, at fair value                    614              614            614

      Accounts receivable                                 196,229          208,159        180,241
         Less: allowance for book returns                  11,026           10,819         20,734
                                                       ----------       ----------       --------
                                                          185,203          197,340        159,507
      Inventories
         Finished goods                                   177,237          165,707        130,825
         Work in process                                    5,773            9,177          9,010
         Raw materials                                      7,112            5,329          5,208
                                                       ----------       ----------       --------
                                                          190,122          180,213        145,043

      Income taxes                                         34,061           33,581         12,049
      Prepaid expenses                                      6,463            6,950          1,882
                                                       ----------       ----------       --------

         Total current assets                             423,030          423,139        324,716

      Property, plant, and equipment
         and book plates (net of accumulated
         depreciation and amortization of
         $186,709 in 1998, $150,418 in 1997
         and $176,040 at December 31, 1997)               130,210          125,598        120,388

      Intangible assets, net                              449,497          473,341        462,884

      Other assets                                         77,422           87,336         73,112

                                                       ==========       ==========       ========
                                                       $1,080,159       $1,109,414       $981,100
                                                       ==========       ==========       ========

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                         JUNE 30,          June 30,        December 31,
                                                          1998               1997              1997
                                                      -----------        -----------        ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
      Accounts payable                                $    51,568        $    70,096        $  47,612
      Commercial paper                                    218,427            140,187           61,346
      Royalties                                            23,234             21,745           41,463
      Salaries, wages, and commissions                      7,635              7,170           21,625
      Other accrued expenses                               27,573             25,238           26,680
      Current portion of long-term debt                    40,000             40,000           40,000
                                                      -----------        -----------        ---------
         Total current liabilities                        368,437            304,436          238,726

      Long-term debt                                      371,123            501,040          371,081
      Accrued royalties                                     1,239              1,810            1,430
      Other liabilities                                    26,350             21,523           24,017
      Accrued post retirement medical benefits             28,389             27,955           28,089

Stockholders' equity
      Preferred stock, $1 par value;
         500,000 shares authorized, none issued               -                  -                -
      Common stock, $1 par value;
         70,000,000 shares authorized;
         30,423,079 shares issued                          30,423             29,992           30,219
      Capital in excess of par value                       71,509             61,793           75,307
      Retained earnings                                   242,770            220,894          279,513
                                                      -----------        -----------        ---------
                                                          344,702            312,679          385,039
      Less:
      Notes receivable from purchase agreement             (4,513)            (6,065)          (4,628)
      Unearned compensation related to
         restricted stock                                  (6,385)            (7,773)          (7,178)
      Common shares held in treasury, at cost
         (346,997 shares in 1998, 204,852
         shares in 1997 and 282,329 shares
         at December 31, 1997)                             (7,555)            (2,491)          (5,553)
      Benefits Trust assets, at market                    (41,628)           (43,700)         (49,923)
                                                      -----------        -----------        ---------

           Total stockholders' equity                     284,621            252,650          317,757

                                                      ===========        ===========        =========
                                                      $ 1,080,159        $ 1,109,414        $ 981,100
                                                      ===========        ===========        =========

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                1998             1997
                                                                             ---------        ---------
Net sales by industry segment:
       Educational publishing                                                $ 182,562        $ 179,796
       General publishing                                                       20,178           22,525
                                                                             ---------        ---------
                                                                               202,740          202,321

Costs and expenses:
       Cost of sales                                                            95,291           93,652
       Selling and administrative                                               84,596           80,885
                                                                             ---------        ---------
                                                                               179,887          174,537

Operating income                                                                22,853           27,784

Other income (expense):
       Net interest expense                                                     (9,806)         (10,421)
       Equity in earnings (losses) of INSO Corporation                            (522)             678
       Other expense                                                            (1,050)             -
                                                                             ---------        ---------
                                                                               (11,378)          (9,743)

                                                                             ---------        ---------
Income before taxes                                                             11,475           18,041

Income tax provision                                                             4,590            7,216
                                                                             ---------        ---------

Net income                                                                       6,885           10,825

Other comprehensive income:
        Valuation allowance on noncurrent marketable equity securities             271               52

                                                                             =========        =========
Comprehensive income                                                         $   7,156        $  10,877
                                                                             =========        =========

Retained earnings at beginning of period                                     $ 239,209        $ 213,467

Net income                                                                       6,885           10,825

Two-for-one stock split effected in the form of a stock dividend                   -                (35)

Valuation allowance on noncurrent marketable equity securities                     271               52

Dividends paid                                                                  (3,595)          (3,415)

                                                                             =========        =========
Retained earnings at end of period                                           $ 242,770        $ 220,894
                                                                             =========        =========

Earnings per share:
    Net income per share - basic                                             $    0.24        $    0.38
    Net income per share - diluted                                           $    0.24        $    0.38

Cash dividends paid per common share                                         $   0.125        $   0.120


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                               1998             1997
                                                                             ---------        ---------
Net sales by industry segment:
       Educational publishing                                                $ 237,208        $ 231,164
       General publishing                                                       37,165           39,905
                                                                             ---------        ---------
                                                                               274,373          271,069

Costs and expenses:
       Cost of sales                                                           148,515          145,874
       Selling and administrative                                              156,393          148,845
                                                                             ---------        ---------
                                                                               304,908          294,719

Operating loss                                                                 (30,535)         (23,650)

Other income (expense):
       Net interest expense                                                    (18,106)         (19,799)
       Gain on equity transactions of INSO Corporation                             -             14,904
       Equity in earnings (losses) of INSO Corporation                             (25)           2,290
       Other expense                                                            (1,050)             -
                                                                             ---------        ---------
                                                                               (19,181)          (2,605)
                                                                             ---------        ---------
Loss before taxes                                                              (49,716)         (26,255)
Income tax benefit                                                             (19,886)         (10,204)
                                                                             ---------        ---------

Net loss                                                                       (29,830)         (16,051)

Other comprehensive income:
        Valuation allowance on noncurrent marketable equity securities             270              (20)

                                                                             =========        =========
Comprehensive loss                                                           $ (29,560)       $ (16,071)
                                                                             =========        =========

Retained earnings at beginning of period                                     $ 279,513        $ 243,998

Net loss                                                                       (29,830)         (16,051)

Two-for-one stock split effected in the form of a stock dividend                   -               (215)

Valuation allowance on noncurrent marketable equity securities                     270              (20)

Dividends paid                                                                  (7,183)          (6,818)

                                                                             =========        =========
Retained earnings at end of period                                           $ 242,770        $ 220,894
                                                                             =========        =========

Earnings per share:
    Net loss per share - basic                                               $   (1.05)       $   (0.57)
    Net loss per share - diluted (except when anti-dilutive)                 $   (1.05)       $   (0.57)

Cash dividends paid per common share                                         $   0.250        $   0.240


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                            (UNAUDITED; IN THOUSANDS)

                                                                       1998             1997
                                                                     ---------        ---------
Cash flows provided by (used in) operating activities
        Net loss                                                     $ (29,830)       $ (16,051)
        Adjustments to reconcile net loss to net cash used in
            operating activities:
              Equity in earnings (losses) of INSO Corporation               25           (2,290)
              Depreciation and amortization                             38,231           36,225
              Gain on equity transactions of INSO Corporation              -            (14,904)

              Changes in operating assets and liabilities:
                     Accounts receivable                               (25,696)         (32,269)
                     Inventories                                       (45,079)         (41,146)
                     Accounts payable                                    3,956           12,511
                     Royalties                                         (18,290)         (16,314)
                     Deferred and income taxes payable                 (22,009)         (13,030)
                     Salaries, wages, and commissions                  (13,990)         (12,238)
                     Other, net                                         (2,468)          (7,431)
                                                                     ---------        ---------

                     Net cash used in operating activities            (115,150)        (106,937)

Cash flows provided by (used in) investing activities
        Book plate expenditures                                        (23,814)         (25,582)
        Acquisition of publishing assets                                (1,302)          (4,437)
        Property, plant, and equipment expenditures                     (9,500)          (5,485)
                                                                     ---------        ---------

                     Net cash used in investing activities             (34,616)         (35,504)

Cash flows provided by (used in) financing activities
        Dividends paid on common stock                                  (7,183)          (6,818)
        Issuance of commercial paper                                   157,081          140,187
        Exercise of stock options                                        1,078            2,157
        Other                                                             (264)            (178)
                                                                     ---------        ---------

                     Net cash provided by financing activities         150,712          135,348

Increase (decrease) in cash and cash equivalents                           946           (7,093)
Cash and cash equivalents at beginning of period                         5,621           11,534
                                                                     ---------        ---------
Cash and cash equivalents at end of period                           $   6,567        $   4,441
                                                                     =========        =========

Supplementary disclosure of cash flow information:
        Income taxes paid                                            $   1,583        $   4,771
        Interest paid                                                $  19,050        $  19,711

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


(2)   Common Stock Split

      On June 25, 1997, the Board of Directors declared a two-for-one split of the Company's common stock effected in the form of a 100% stock dividend to shareholders of record on July 11, 1997, which was distributed on July 25, 1997. The effect of the split is reflected retroactively within stockholders' equity for all 1997 periods presented by adjusting the par value for the additional shares due to the stock split from retained earnings. All 1997 share and per share amounts in this report have been restated to reflect the effect of this stock split.


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

      On September 10, 1997, the Company, through its subsidiary The Riverside Publishing Company, acquired all outstanding shares of Wintergreen/Orchard House, Inc., a publisher of guidance products for the elementary and secondary school markets. The acquisition was accounted for as a purchase and the net assets and results of operations are included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $3.6 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of fifteen years.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(3)   Acquisitions - continued

      These acquisitions did not materially affect consolidated results; therefore, no pro forma information is provided. See Note 8 for the disclosure of a subsequent event acquisition.


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

      In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $47.04 for a total consideration of $56.4 million. As a result, in March 1997, the Company recorded a gain of $14.9 million, $8.6 million after tax, or $0.30 per share, representing the Company's portion of the increase in INSO's net assets. As of June 30, 1998, the Company's equity ownership has been reduced to approximately 26%. See Note 8 for the disclosure of a subsequent event transaction.


(5)   Intangible Assets

      Intangible assets consist of the following:

                                             June 30,                 December 31,
                                       1998             1997             1997
                                     ---------        ---------        ---------
                                                    (in thousands)
Goodwill                             $ 515,129        $ 511,963        $ 515,532
Publishing rights                       17,724           16,624           16,623
Other                                    4,000            4,000            4,000
Less: accumulated amortization         (87,356)         (59,246)         (73,271)
                                     ---------        ---------        ---------
Total                                $ 449,497        $ 473,341        $ 462,884
                                     =========        =========        =========


      The carrying value of goodwill is periodically reviewed to determine recoverability based upon projected net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, the Company will adjust the book value of the intangible asset to the undiscounted net cash flow amount.


(6)   Earnings Per Share

     The tables on the following page set forth the computation of basic and diluted earning per share for the three months ended June 30, 1998 and June 30, 1997 and for the six months ended June 30, 1998 and June 30, 1997:

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(6)   Earnings Per Share - continued

                                                                   Three months ended June 30,
                                                                   1998                  1997
                                                             ---------------       ---------------
                                                            (in thousands, except per share amounts)
Numerator:
     Net income                                              $         6,885       $        10,825

Denominator:
     Denominator for basic earnings per share:
        weighted-average shares outstanding                           28,524                28,165

Effect of dilutive securities:
     Employee stock options                                              355                   340
     Restricted stock                                                     37                   110
     Performance shares                                                 --                      10
                                                             ---------------       ---------------
                                                                         392                   460
Dilutive potential common shares:
   Denominator for diluted earnings per share:
           Adjusted weighted-average shares
           outstanding and assumed conversions                        28,916                28,625
                                                             ===============       ===============

Basic earnings per share                                     $          0.24       $          0.38
                                                             ===============       ===============
Diluted earnings per share                                   $          0.24       $          0.38
                                                             ===============       ===============


                                                                       Six months ended June 30,
                                                                      1998                    1997
                                                                 ---------------         ---------------
                                                                 (in thousands, except per share amounts)
Numerator:
     Net loss                                                    $       (29,830)        $       (16,051)

Denominator:
     Denominator for basic earnings per share:
        weighted-average shares outstanding                               28,494                  28,124

Effect of dilutive securities                                               --                      --

Dilutive potential common shares:
     Denominator for diluted earnings per share:
           Adjusted weighted-average shares
           outstanding and assumed conversions                            28,494                  28,124
                                                                 ===============         ===============

Basic loss per share                                             $         (1.05)        $         (0.57)
                                                                 ===============         ===============
Diluted loss per share (except when anti-dilutive)               $         (1.05)        $         (0.57)
                                                                 ===============         ===============


Options to purchase 247,534 shares of common stock at June 30, 1998 were not included in the computation of diluted earnings per share for the three months ended June 30, 1998 because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. There were no options for which the exercise price exceeded the average market price of the common shares for the three months ended June 30, 1997.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(6)   Earnings Per Share - continued

     For the six months ended June 30, 1998 and June 30, 1997, no dilutive securities were included in the computation of diluted earnings per share because the Company had a net loss, and the effect would have been anti-dilutive.


(7)   Comprehensive Income

      In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is required to be adopted for fiscal years beginning after December 15, 1997. This statement establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or shareholders' equity. SFAS 130 requires that unrealized gains or losses on the Company's valuation allowance on non-current marketable equity securities be included in other comprehensive income. Prior to adoption these gains and losses were reported separately in shareholders' equity.

      Total comprehensive income for the three months ended June 30, 1998 amounted to $7.2 million and $10.9 million for the same period in 1997. For the six months ended June 30, 1998, total comprehensive loss amounted to $29.6 million and $16.1 million for the same period in 1997.


(8)   Subsequent Events

      On July 21, 1998, the Company, through its subsidiary, The Riverside Publishing Company, acquired all of the outstanding stock of Computer Adaptive Technologies, Inc. ("CAT"), which specializes in developing and delivering computer-based testing solutions to organizations worldwide. The acquisition will be accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations will be included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $10.3 million, of which $8.0 million was paid to the former shareholders of CAT, and $2.3 million to paydown debt and buyout certain warrants. In addition, there is $6 million of contingent consideration which is based on the achievement of certain future operational and financial targets. The cost of the acquisition will be allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

      On August 1, 1998, the Company redeemed 50%, or $65,280,000 in aggregate principal, of its outstanding 6% Exchangeable Notes due 1999 - Stock Appreciation Income Linked Securities ("SAILS"). The SAILS were redeemed at an exchange rate equal to (i) two shares of the common stock of INSO, par value $0.01 per share, for each SAILS and (ii) cash in an amount equal to all accrued and unpaid interest thereon to the redemption date. Redemption of the SAILS is being made at the option of the Company pursuant to Section 1301 (b) of the Indenture dated as of March 15, 1994 between the Company and State Street Bank and Trust Company (as successor to the First National Bank of Boston), as Trustee, as supplemented by a First Supplemental Indenture dated as of July 27, 1995. After this transaction, the Company's ownership of INSO will drop below 20%; therefore the Company will no longer report equity income from its investment in INSO or special charges related to that investment.

      At its July 29, 1998 meeting, the Board of Directors declared a quarterly dividend of $0.125 per share, payable on August 26, 1998, to shareholders of record on August 12, 1998.

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

In the school market, which consists of kindergarten through twelfth grade ("K-12"), the process by which elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. Twenty-one states, representing approximately one-half of the United States elementary and secondary school-age population, select new instructional materials on a statewide basis for a particular subject once approximately every five to eight years. These twenty-one states are referred to as "adoption states." Generally, a school or school district within an adoption state may use state monies to purchase instructional materials only from the list of publishers' programs which have been approved, or "adopted," by the particular state's governing body. In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions from the unrestricted offerings of all publishers. The industry terms "adopted" or "adoption" are used: (1) to describe a state governing body's approval process, or (2) to describe a school or school district's selection and purchase of instructional materials. After adopting, or selecting, instructional materials, schools later decide how much to purchase and when to purchase in order to implement the adoption.

Sales of instructional materials are cyclical, with some years offering more sales opportunities than others. Although the loss of a single customer or a few customers would not have a materially adverse effect on the business of the Company, schedules of school adoptions and market acceptance of the Company's products can affect year-to-year revenue performance. The Company expects that there will be fewer statewide adoption opportunities for its products in 1998 than in 1997, when a significant number of states and districts adopted reading and literature products. Although a number of statewide mathematics and social studies adoptions are scheduled in 1998, these disciplines do not generate as large a per-pupil expenditure as reading and literature adoptions. However, due to growth opportunities in other divisions, the Company expects a modest increase in 1998 revenues.

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

The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. The per share amounts presented in this document are based on the diluted weighted average shares outstanding. For further discussion of earnings per share and the impact Statement No. 128, see Note 6 on page 9.



RESULTS OF OPERATIONS:
SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

For the quarter ended June 30, 1998, consolidated net income was $6.9 million, or $0.24 per share, compared to net income of $10.8 million, or $0.38 per share, for the same period in 1997. In 1998, the Company recognized a one-time charge of $0.6 million ($0.3 million after tax), or $0.01 per share, related to INSO's acquisition of ViewPort Development AB. The second quarter of 1997 included a one-time charge of $0.5 million ($0.3 million after tax), or $0.01 per share, related to INSO's acquisition of the Mastersoft product line from Adobe Systems Incorporated.

Excluding these non-recurring items, net income for the second quarter of 1998 would have been $7.2 million, or $0.25 per share, compared to net income of $11.1 million, or $0.39 per share, in the second quarter of 1997. The primary reasons for the decrease in net income in 1998 were increases in editorial costs related to product revisions and new product development, and increased investments to improve operating and support systems and to comply with Year 2000 computer requirements.

Net sales:

Net sales for the quarter ended June 30, 1998 were $202.7 million, an increase of $0.4 million from the $202.3 million reported in the second quarter of 1997. Educational publishing net sales increased $2.8 million, or 1.5%, to $182.6 million in the second quarter of 1998 from last year's second-quarter net sales of $179.8 million. Significantly higher sales of secondary school, supplemental, and testing products, and modestly higher college sales offset the expected decrease in elementary school sales. The School Division, the Company's elementary school unit, reported lower net sales due to fewer reading and social studies opportunities in 1998 than in 1997, partially offset by strong sales of Houghton Mifflin Spelling & Vocabulary (C) 1998. McDougal Littell, the Company's secondary school division, had strong sales from its math and social studies programs. Riverside Publishing's revenue increased over the same period last year primarily as a result of state contract sales, custom products, guidance products, and group assessment sales. Sales also increased for Great Source as a result of increased sales of its math and Write Source product lines.

General publishing's net sales of $20.2 million for the second quarter of 1998 were down $2.3 million, or 10.4%, from last year's second-quarter net sales of $22.5 million. The decrease was primarily due to lower guidebook sales, reflecting the expiration of the Insight Travel Guide distribution arrangement, lower adult and juvenile sales as a result of a smaller number of new publications in the spring and lower sales of publishing rights. These decreases were partially offset by increased sales of dictionary products. Second-quarter net sales for Houghton Mifflin Interactive were also lower in the same period than last year due to increased competition in the retail channel.

Cost of sales:

Cost of sales in the second quarter of 1998 increased $1.6 million, or 1.8%, to $95.3 million from $93.7 million in the second quarter of 1997. As a percent of sales, cost of sales increased to 47.0% in 1998 from 46.3% in 1997. This increase was primarily due to higher editorial expenses related to product revisions and new product development.

Selling and administrative:

Selling and administrative expenses in the second quarter of 1998 were $84.6 million, an increase of $3.7 million, or 4.6%, from $80.9 million in the second quarter of 1997. As a percent of sales, selling and administrative expenses increased to 41.7% from 40.0%. The primary reason for this increase was higher costs related to new systems development and Year 2000 compliance.

Other income and expense:

The Company recognized a $1.1 million charge ($0.6 million after tax), or $0.02 per share, in the second quarter of 1998 related to its unsuccessful bid for a portion of Simon & Schuster's publishing assets.

The Company also recognized a one-time charge of $0.6 million ($0.3 million after tax), or $0.01 per share, related to INSO's acquisition of ViewPort Development AB. In the second quarter of 1997, the Company recognized a one-time charge of $0.5 million ($0.3 million after tax), or $0.01 per share, related to INSO's acquisition of the Mastersoft product line from Adobe System Incorporated. Excluding the one-time charges, equity income from the Company's investment in INSO declined to less than $0.1 million in the second quarter of 1998 from $1.2 million in the second quarter of 1997.

Net interest expense of $9.8 million for the second quarter of 1998 was $0.6 million lower than in the same period in 1997. The reduction was primarily due to paydown of $68.7 million of debt in the fourth quarter of 1997, partially offset by higher working capital borrowings in the second quarter of 1998 compared to the second quarter of 1997.

Income taxes:

The tax provision decreased $2.6 million, or 36%, over the same period last year. This decrease is the result of the lower operating income in 1998.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

The consolidated net loss for the six months ended June 30, 1998 was $29.8 million, or $1.05 per share, compared to a net loss of $16.1 million, or $0.57 per share, for the same period in 1997. During the six months ended June 30, 1998, the Company recorded one-time charges of $0.8 million ($0.5 million after tax), or $0.02 per share, related to the equity investment in INSO. During the six months ended June 30, 1997, the Company recorded a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, as the result of INSO's offering of common stock and a one-time charge of $0.5 million ($0.3 million after tax), or $0.01 per share, related to the equity investment in INSO.

Excluding these non-recurring items, the seasonal net loss for the six months ended June 30, 1998 would have been $29.4 million, or $1.03 per share, compared to a net loss of $24.4 million, or $0.86 per share, for the first six months of 1997. The increase in the net loss was primarily due to increases in editorial and plate costs related to product revisions and new product development and increased investments in Year 2000 compliance and new systems.

Net sales:

Net sales for the six months ended June 30, 1998 were $274.4 million, an increase of 1.2% from the $271.1 million reported in the same period in 1997. Educational publishing net sales increased $6.0 million, or 2.6%, to $237.2 million in the six months ended June 30, 1998, from net sales of $231.2 million in the same period in 1997. All educational publishing divisions reported sales increases except the School Division. McDougal Littell, Great Source Education Group, and The Riverside Publishing Company all had double-digit sales gains, as these divisions benefited from additional sales opportunities.

The School Division reported lower sales due to the decrease in the number of reading and social studies sales opportunities in 1998 versus 1997.

The general publishing segment's net sales of $37.2 million in the six months ended June 30, 1998 decreased $2.7 million, or 6.9%, from net sales of $39.9 million during the same period in 1997. This decrease was primarily due to the decline in guidebook sales and sales of publishing rights, partially offset by increased sales of dictionary products.

Cost of sales:

During the six months ended June 30, 1998, cost of sales increased $2.6 million, or 1.8%, to $148.5 million from $145.9 million during the same period in 1997. As a percent of sales, cost of sales was 54.1% for the six months ended June 30, 1998 and 53.8% for the same period in 1997. This increase was primarily due to the increase in editorial and plate costs due to product revisions and new product development.

Selling and administrative:

Selling and administrative expenses during the six months ended June 30, 1998 were $156.4 million, an increase of $7.6 million, or 5.1%, from $148.8 million recorded in the same period in 1997. The primary reason for this increase was higher costs related to Year 2000 compliance and new systems development.

Other income and expense:

During the six-month period ended June 30, 1998, the Company recognized a $1.1 million charge ($0.6 million after tax), or $0.02 per share, related to its unsuccessful bid for a portion of Simon & Schuster's publishing assets.

The Company also recorded one-time charges of $0.8 million ($0.5 million after tax), or $0.02 per share, related to INSO's acquisition of Henderson Software and ViewPort Development AB. During the six months ended June 30, 1997, the Company recorded a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, as a result of INSO's offering of common stock and a one-time charge of

$0.5 million ($0.3 million after tax), or $0.01 per share, related to INSO's acquisition of Mastersoft products from Adobe Systems Incorporated. Excluding the one-time charges, equity income from the Company's investment in INSO for the six months ended June 30, 1998 declined to $0.7 million compared to $2.8 million in the first six months of 1997.

Net interest expense of $18.1 million for the six months ended June 30, 1998 decreased $1.7 million from the same period in 1997. The reduction was primarily due to paydown of $68.7 million of debt in the fourth quarter of 1997, partially offset by higher working capital borrowing during the six months ended June 30, 1998 compared to the same period in 1997.

Income taxes:

The tax benefit increased $9.7 million, or 94.9%, during the six months ended June 30, 1998 over the same period last year. This increase was the result of the higher operating loss in 1998 and an increase in the tax rate to 40.0% in 1998 from 38.9% in 1997.

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

This sales seasonality affects the Company's operating cash flow. A net cash deficit from all the Company's activities is normally incurred through the middle of the third quarter of the year. The deficit is funded through the use of cash and sale of marketable securities, supplemented by short-term borrowings, principally commercial paper.

During the six months ended June 30, 1998, the Company used $157.1 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments.

During the six months ended June 30, 1997, the Company used $7.1 million of cash on hand at year-end 1996, as well as $140.2 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments.

Net cash used in operating activities was $115.2 million during the six months ended June 30, 1998, an $8.2 million increase from the $106.9 million in cash used in operations during the same period in 1997. Excluding the non-cash effect of equity earnings and losses of INSO, depreciation and amortization, and the gain on equity transactions of INSO, the pre-tax loss increased by $4.2 million. Changes in operating assets and liabilities used $4.0 million more cash during the six months ended June 30, 1998 than in the same period in 1997.

Cash required for investing activities was $34.6 million during the six months ended June 30, 1998, a decrease of $0.9 million from the $35.5 million required in the same period in 1997. This decrease was principally due to a $3.1 million decrease in acquisition of publishing assets and a $1.8 million decrease in book plate expenditures, offset by a $4.0 million increase in property, plant, and equipment expenditures in the first six months of 1998 compared to the same period in 1997.

Net proceeds from financing increased by $15.4 million during the six months ended June 30, 1998 from the same period in 1997, primarily due to higher working capital requirements.

The Company believes its existing cash, positive cash flow from operations and its existing lines of credit will be sufficient to finance the CAT acquisition, fund capital expenditures and dividend payments, and cover working capital requirements for the full year.

Outlook

The Company anticipates that the CAT acquisition will be dilutive to earnings in 1998. It is expected that CAT's business development costs will exceed its revenues and the Company anticipates earnings dilution of approximately $0.08 per share.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:
This report includes forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by the Company. These factors include, but are not limited to: (i) cost of development and market acceptance of the Company's educational and testing publications; (ii) the seasonal and cyclical nature of the Company's educational sales; (iii) variable funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational materials and shifts in timing of purchases;
(iv) changes in purchasing patterns in elementary and secondary school and college markets; (v) changes in the competitive environment, including those which would adversely affect selling expenses; (vi) regulatory changes which would affect the purchase of educational materials and services; (vii) strength of the retail market for general-interest publications and market acceptance of newly published titles and new electronic products; (viii) unanticipated expenses or delays in resolving Year 2000 computer issues by either the Company or those with whom the Company does business; and (ix) other factors referred to from time to time in the Company's filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of Security Holders

                    None

     Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibit No. (10) (iii) (A):

                  Form of Amendment Agreement dated June 30, 1998 to the Option Grant and Exercise Agreement dated as of August 24, 1996

                  Form of Replacement Promissory Note under the Amended 1994 Executive Stock Purchase Plan

                  Houghton Mifflin Company Amended and Restated 1994 Executive Stock Purchase Plan

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


                                           HOUGHTON MIFFLIN COMPANY

                                                    Registrant


     Dated:  August 12, 1998                        /s/ Gail Deegan

                                                    Gail Deegan
                                               Executive Vice President,
                                          Chief Financial Officer, and Treasurer


     Dated:  August 12, 1998                        /s/ David R. Caron

                                                    David R. Caron
                                          Vice President, Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


Exhibit No        Description of Document             Page Number in This Report
----------        -----------------------             --------------------------

(10) (iii) (A)    Form of Amendment Agreement
                  dated June 30, 1998 to the Option
                  Grant and Exercise Agreement
                  dated as of August 24, 1996

                  Form of Replacement Promissory
                  Note under the Amended 1994
                  Executive Stock Purchase Plan

                  Houghton Mifflin Company Amended
                  and Restated 1994 Executive Stock
                  Purchase Plan

(27)              Financial Data Schedule