Form 10-Q
period 1998-09-30
HOUGHTON MIFFLIN CO
filed 1998-11-13
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD FROM JULY 1, 1998 TO SEPTEMBER 30, 1998
                          COMMISSION FILE NUMBER 1-5406

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ........... to .................

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [ X ]             No  [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.


          Class                               Outstanding at October 31, 1998
-------------------------------               -------------------------------
Common Stock, $1 par value                              30,491,531
Preferred Stock Purchase Rights                         30,491,531



                                     1 of 31

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX



Part I. Financial Information                                    Page No.


Item 1. Financial Statements:

   Consolidated Condensed Balance Sheets
         September 30, 1998 and 1997 and December 31, 1997         3 - 4


   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings  --
         Three Months Ended September 30, 1998 and 1997                5


   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings  --
         Nine Months Ended September 30, 1998 and 1997                 6


   Consolidated Condensed Statements of Cash Flows --
         Nine Months Ended September 30, 1998 and 1997                 7

   Notes to Unaudited Consolidated Condensed
         Financial Statements                                      8 -12



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     13 - 29




Part II.  Other Information

Item 4.  Submission of Matters to a Vote of
         Security Holders                                             30

Item 6.  Exhibits and Reports on Form 8-K                             30

         Signatures                                                   31

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         SEPTEMBER 30,          September 30,         December 31,
                                                             1998                   1997                  1997
                                                         -------------          -------------         ------------
ASSETS
------

Current assets
     Cash and cash equivalents                            $   15,828             $   12,386             $  5,621
     Marketable securities and time deposits
        available-for-sale, at fair value                     37,957                    614                  614

     Accounts receivable                                     345,181                322,583              180,241
        Less: allowance for book returns                      25,330                 18,092               20,734
                                                          ----------             ----------             --------
                                                             319,851                304,491              159,507
     Inventories
        Finished goods                                       143,173                133,923              130,825
        Work in process                                        5,535                 10,281                9,010
        Raw materials                                          4,909                  4,452                5,208
                                                          ----------             ----------             --------
                                                             153,617                148,656              145,043

     Income taxes                                             12,160                 20,661               12,049
     Prepaid expenses                                          2,496                  2,919                1,882
                                                          ----------             ----------             --------

        Total current assets                                 541,909                489,727              324,716

Property, plant, and equipment
     and book plates (net of accumulated
     depreciation and amortization of
     $183,796 in 1998, $169,293 in 1997
     and $176,040 at December 31, 1997)                      114,968                114,977              120,388

Intangible assets, net                                       446,350                469,278              462,884

Other assets                                                  49,029                 84,547               73,112

                                                          ----------             ----------             --------
                                                          $1,152,256             $1,158,529             $981,100
                                                          ==========             ==========             ========


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               SEPTEMBER 30,       September 30,       December 31,
                                                                   1998                1997                1997
                                                               -------------       -------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
     Accounts payable                                           $   63,764          $   70,964          $  47,612
     Commercial paper                                              110,022              94,688             61,346
     Royalties                                                      37,849              34,481             41,463
     Salaries, wages, and commissions                               28,253              20,238             21,625
     Income taxes payable                                           66,389              41,509                  -
     Other accrued expenses                                         35,589              32,408             26,680
     Current portion of long-term debt                             103,322              40,000             40,000
                                                                ----------          ----------          ---------
        Total current liabilities                                  445,188             334,288            238,726

     Long-term debt                                                244,500             436,061            371,081
     Accrued royalties                                               1,543               1,640              1,430
     Other liabilities                                              27,418              22,650             24,017
     Accrued post retirement medical benefits                       28,651              28,105             28,089

Stockholders' equity
     Preferred stock, $1 par value;
        (500,000 shares authorized, none issued)                         -                   -                  -
     Common stock, $1 par value;
        (70,000,000 shares authorized; 30,472,049 shares
        in 1998, 30,162,131 shares in 1997, and 30,219,411
        shares issued at December 31, 1997)                         30,472              30,162             30,219
     Capital in excess of par value                                 71,596              71,729             75,307
     Retained earnings                                             349,448             300,401            279,640
                                                                ----------          ----------          ---------
                                                                   451,516             402,292            385,166

     Notes receivable from purchase agreement                       (4,567)             (4,807)            (4,628)
     Unearned compensation related to
        restricted stock                                            (5,130)             (7,786)            (7,178)
     Common shares held in treasury, at cost
        (357,575 shares in 1998, 247,644
        shares in 1997 and 282,329 shares
        at December 31, 1997)                                       (7,973)             (4,265)            (5,553)
     Benefits Trust assets, at market                              (40,814)            (49,548)           (49,923)
     Unrealized gain (loss) on securities available-for-sale        11,924                (101)              (127)
                                                                ----------          ----------          ---------

          Total stockholders' equity                               404,956             335,785            317,757

                                                                ----------          ----------          ---------
                                                                $1,152,256          $1,158,529          $ 981,100
                                                                ==========          ==========          =========


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1998                  1997
                                                                                --------              --------
Net sales by industry segment:
       Educational publishing                                                   $419,022              $370,354
       General publishing                                                         27,838                28,740
                                                                                --------              --------
                                                                                 446,860               399,094

Costs and expenses:
       Cost of sales                                                             168,011               149,857
       Selling and administrative                                                122,095                98,201
                                                                                --------              --------
                                                                                 290,106               248,058

Operating income                                                                 156,754               151,036

Other income (expense):
       Net interest expense                                                       (9,292)              (10,776)
       Equity in earnings (losses) of INSO Corporation                             3,415                (1,831)
       Gain on surrender of INSO Corporation common stock
         to satisfy indebtedness                                                  15,384                     -
       Gain on sale of INSO Corporation common stock                                  42                     -
       Purchased in-process research and development                              (7,000)                    -
                                                                                --------              --------
                                                                                   2,549               (12,607)

                                                                                --------              --------
Income before taxes and extraordinary item                                       159,303               138,429

Income tax provision                                                              66,893                55,372
                                                                                --------              --------

Income before extraordinary item                                                  92,410                83,057

Extraordinary gain on extinguishment of debt, net of tax of $13,042               18,010                     -
                                                                                --------              --------

Net income                                                                       110,420                83,057

Other comprehensive income (loss), net of tax:
        Valuation adjustment on marketable equity securities                      11,781                   (81)

                                                                                --------              --------
Comprehensive income                                                            $122,201              $ 82,976
                                                                                ========              ========

Retained earnings at beginning of period                                        $242,627              $220,914

Net income                                                                       110,420                83,057

Two-for-one stock split effected in the form of a stock dividend                       -                    (7)

Dividends paid                                                                    (3,599)               (3,563)

                                                                                --------              --------
Retained earnings at end of period                                              $349,448              $300,401
                                                                                ========              ========

Earnings per share:
  Basic
    Income before extraordinary item                                            $   3.23              $   2.94
    Extraordinary gain on extinguishment of debt, net of tax                        0.63                     -
                                                                                --------              --------
    Net income                                                                  $   3.86              $   2.94
                                                                                ========              ========
  Diluted
    Income before extraordinary item                                            $   3.19              $   2.87
    Extraordinary gain on extinguishment of debt, net of tax                        0.62                     -
                                                                                --------              --------
    Net income                                                                  $   3.81              $   2.87
                                                                                ========              ========

Cash dividends paid per common share                                            $  0.125              $  0.125


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1998                  1997
                                                                                --------              --------
Net sales by industry segment:
       Educational publishing                                                   $656,230              $601,518
       General publishing                                                         65,003                68,645
                                                                                --------              --------
                                                                                 721,233               670,163

Costs and expenses:
       Cost of sales                                                             316,526               295,730
       Selling and administrative                                                278,487               247,047
                                                                                --------              --------
                                                                                 595,013               542,777

Operating income                                                                 126,220               127,386

Other income (expense):
       Net interest expense                                                      (27,398)              (30,575)
       Equity in earnings of INSO Corporation                                      3,389                   459
       Gain on surrender of INSO Corporation common stock
         to satisfy indebteness                                                   15,384                     -
       Gain on sale of INSO Corporation common stock                                  42                     -
       Purchased in-process research and development                              (7,000)                    -
       Gain on equity transactions of INSO Corporation                                 -                14,904
       Other expense                                                              (1,050)                    -
                                                                                --------              --------
                                                                                 (16,633)              (15,212)
                                                                                --------              --------
Income before taxes and extraordinary item                                       109,587               112,174

Income tax provision                                                              47,007                45,168
                                                                                --------              --------
Income before extraordinary item                                                  62,580                67,006

Extraordinary gain on extinguishment of debt, net of tax of $13,042               18,010                     -
                                                                                --------              --------
Net income                                                                        80,590                67,006

Other comprehensive income (loss), net of tax:
        Valuation adjustment on marketable equity securities                      11,924                  (101)
                                                                                --------              --------
Comprehensive income                                                            $ 92,514              $ 66,905
                                                                                ========              ========

Retained earnings at beginning of period                                        $279,640              $243,998

Net income                                                                        80,590                67,006

Two-for-one stock split effected in the form of a stock dividend                       -                  (222)

Dividends paid                                                                   (10,782)              (10,381)
                                                                                --------              --------
Retained earnings at end of period                                              $349,448              $300,401
                                                                                ========              ========

Earnings per share:
  Basic
    Income before extraordinary item                                            $   2.19              $   2.38
    Extraordinary gain on extinguishment of debt, net of tax                        0.63                     -
                                                                                --------              --------
    Net income                                                                  $   2.82              $   2.38
                                                                                ========              ========

Diluted
    Income before extraordinary item                                            $   2.16              $   2.34
    Extraordinary gain on extinguishment of debt, net of tax                        0.62                     -
                                                                                --------              --------
    Net income                                                                  $   2.78              $   2.34
                                                                                ========              ========

Cash dividends paid per common share                                            $  0.375              $  0.365


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (UNAUDITED; IN THOUSANDS)

                                                                                   1998              1997
                                                                                ---------         ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
       Income before extraordinary item                                         $  62,580         $  67,006
       Adjustments to reconcile income before extraordinary gain
           to net cash provided by (used in) operating activities:
            Depreciation and amortization                                          78,265            73,684
            Equity in earnings of INSO Corporation                                 (3,389)             (459)
            Gain on surrender of INSO Corporation common stock to satisfy
              indebtedness                                                        (15,384)                -
            Gain on sale of INSO Corporation common stock                             (42)                -
            Purchased in-process research and development                           7,000                 -
            Gain on equity transactions of INSO Corporation                             -           (14,904)

            Changes in operating assets and liabilities:
                  Accounts receivable                                            (160,299)         (138,715)
                  Inventories                                                      (8,574)           (8,720)
                  Accounts payable                                                 15,620            13,089
                  Royalties                                                        (2,465)           (3,429)
                  Deferred and income taxes payable                                44,622            41,399
                  Salaries, wages, and commissions                                  6,519               797
                  Other, net                                                       11,741             7,179
                                                                                ---------         ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                        36,194            36,927

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
       Proceeds from the sale of INSO Corporation stock                               210                 -
       Book plate expenditures                                                    (38,298)          (40,926)
       Acquisition of publishing and technology assets                            (14,484)           (8,832)
       Property, plant, and equipment expenditures                                (12,787)          (10,020)
                                                                                ---------         ---------
                  NET CASH USED IN INVESTING ACTIVITIES                           (65,359)          (59,778)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
       Dividends paid on common stock                                             (10,782)          (10,381)
       Issuance of commercial paper                                                48,675            94,688
       Repayment of long-term financing                                                 -           (65,000)
       Exercise of stock options                                                    1,765             4,638
       Other                                                                         (286)             (242)
                                                                                ---------         ---------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                        39,372            23,703

Increase in cash and cash equivalents                                              10,207               852
Cash and cash equivalents at beginning of period                                    5,621            11,534
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $  15,828         $  12,386
                                                                                =========         =========

Supplementary disclosure of cash flow information:
       Income taxes paid                                                        $   1,812         $   3,069
       Interest paid                                                            $  33,390         $  29,310



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

(2)   SHORT-TERM INVESTMENTS

      During the third quarter of 1998, the Company's ownership of INSO Corporation ("INSO") dropped below 20%; therefore, the Company will no longer record its investment in INSO under the equity method. Instead, the Company will account for the remaining shares held of INSO common stock in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are classified as available-for-sale and are carried at fair value based on the quoted market price. As a result, an unrealized investment gain of $20.5 million ($11.9 million after tax) is included as a component of stockholders' equity as of September 30, 1998.

      These securities are classified as short-term due to the Company's option to use them to redeem 50%, or $65.3 million aggregate principal, of its outstanding 6% Exchangeable Note due 1999-Stock Appreciation Income Linked Securities ("SAILS"), due on August 1, 1999. This option is exercisable on August 1, 1999.


(3)  COMPREHENSIVE INCOME

      In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is required to be adopted for fiscal years beginning after December 15, 1997. This statement established new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires that unrealized gains or losses on the Company's marketable equity securities be included in other comprehensive income, as well as certain other components of stockholders' equity.

      Total comprehensive income amounted to $122.2 million for the three months ended September 30, 1998 and $83.0 million for the same period in 1997. For the nine months ended September 30, 1998, total comprehensive income amounted to $92.5 million and $66.9 million for the same period in 1997.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(4)   COMMON STOCK SPLIT

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

(5)   ACQUISITIONS

      On July 21, 1998, the Company acquired all of the outstanding stock of Computer Adaptive Technologies, Inc. ("CAT"), which specializes in developing and delivering computer-based testing solutions to organizations worldwide. The acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $10.7 million, of which $8.0 million was paid to the former shareholders of CAT and $2.7 million to repay debt and buy out certain warrants. In addition, there are $6 million of contingent considerations which are based on the achievement of certain future operational and financial targets. The acquisition included the purchase of certain technology under development, which resulted in a charge of $7.0 million, or $0.24 per share, to the Company's consolidated results of operations for the quarter ended September 30, 1998. The charge was not deductible for tax purposes. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed, including the acquired in-process research and development. Intangible assets of $4.0 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from five to ten years. Additional goodwill will be recorded on the purchase if the contingent consolidations are earned.

      On September 10, 1997, the Company, through its subsidiary The Riverside Publishing Company, acquired all of the outstanding stock of Wintergreen/Orchard House, Inc., a publisher of guidance products for the elementary and secondary school markets. The acquisition was accounted for as a purchase and the assets acquired, liabilities assumed, and results of operations are included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $3.6 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of fifteen years.

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

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(6)   STOCK APPRECIATION INCOME-LINKED SECURITIES

      On August 1, 1998, the Company redeemed 50%, or $65.3 million in aggregate principal, of its outstanding SAILS. Redemption of the SAILS was made at the option of the Company pursuant to Section 1301 (b) of the Indenture dated as of March 15, 1994 between the Company and State Street Bank and Trust Company (as successor to the First National Bank of Boston), as Trustee, as supplemented by a First Supplemental Indenture dated as of July 27, 1995.

      The SAILS were redeemed at an exchange rate equal to (i) two shares of the common stock of INSO, par value $0.01 per share, for each SAILS, or approximately 1.9 million shares, and (ii) cash of $2.0 million for the payment of all accrued and unpaid interest at the date of the redemption. The redemption represented a disposition of the shares and generated a one-time non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share. The Company also recognized an $18.0 million extraordinary after-tax gain, or $0.62 per share, on the early extinguishment of debt resulting from the redemption.

      The remaining 50%, or $65.3 million in aggregate principal, of the outstanding SAILS are due on August 1, 1999 and therefore have been classified as current debt outstanding.

(7)   INSO CORPORATION

      In March 1994, the Company spun off its former Software Division in an initial public offering. The Company's equity interest in INSO, the successor company, was approximately 40% after the offering. The Company recognized earnings from its investment in INSO based upon the equity method of accounting. Accordingly, the Company recorded its pro-rata share of income and losses and the impact of INSO's equity activities, if any, on a quarterly basis one quarter in arrears.

      In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $47.04 for a total consideration of $56.4 million. As a result, in March 1997, the Company recorded a gain of $14.9 million ($8.6 million after tax) or $0.30 per share, representing the Company's portion of the increase in INSO's net assets.

      After the redemption of the SAILS using INSO common stock (see Note 6), the Company's ownership of INSO dropped below 20%; therefore, the Company will no longer report equity income from its investment in INSO or special charges related to that investment (see Note 2).

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(8)   INTANGIBLE ASSETS

      Intangible assets consist of the following (in thousands):

                                                 September 30,            December 31,
                                              1998           1997             1997
                                            --------       --------       ------------

      Goodwill                              $519,118       $514,895         $515,532
      Publishing rights                       17,724         16,623           16,623
      Other                                    4,000          4,000            4,000
      Less: accumulated amortization         (94,492)       (66,240)         (73,271)
                                            --------       --------         --------
      Total                                 $446,350       $469,278         $462,884
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

(9)   EARNINGS PER SHARE

     The table below sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1998 and September 30, 1997 (in thousand, except per share amounts):

                                                 Three months ended September 30,
                                                 --------------------------------
                                                    1998                    1997
                                                  --------                -------

Numerator:
  Income before extraordinary item                $ 92,410                $83,057
  Extraordinary gain on extinguishment of
    debt, net of tax                                18,010                     --
                                                  --------                -------
  Net income                                      $110,420                $83,057
                                                  ========                =======
Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares outstanding             28,610                 28,251

Effect of dilutive securities:
  Employee stock options                               318                    501
  Restricted stock                                      26                    153
  Performance shares                                    --                      8
                                                  --------                -------
                                                       344                    662
Denominator for diluted earnings per share:
  Adjusted weighted-average shares                --------                -------
    outstanding and assumed conversion              28,954                 28,913
                                                  ========                =======
Basic earnings per share:
  Income before extraordinary item                $   3.23                $  2.94
  Extraordinary gain on extinguishment of debt,
    net of tax                                        0.63                     --
                                                  --------                -------
  Net income                                      $   3.86                $  2.94
                                                  ========                =======
Diluted earnings per share:
  Income before extraordinary item                $   3.19                $  2.87
  Extraordinary gain on extinguishment of debt,
    net of tax                                        0.62                     --
                                                  --------                -------
  Net income                                      $   3.81                $  2.87
                                                  ========                =======

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(9)  EARNINGS PER SHARE - continued

     The table below sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 1998 and September 30, 1997 (in thousand, except per share amounts):

                                                      Nine months ended September 30,
                                                      -------------------------------
                                                        1998                    1997
                                                      -------                 -------

Numerator:
  Income before extraordinary item                    $62,580                 $67,006
  Extraordinary gain on extinguishment of debt,
    net of tax                                         18,010                      --
                                                      -------                 -------
  Net income                                          $80,590                 $67,006
                                                      =======                 =======
Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares outstanding                28,564                  28,170

Effect of dilutive securities
  Employee stock options                                  359                     362
  Restricted stock                                         35                     118
  Performance shares                                        -                      18
                                                      -------                 -------
                                                          394                     498
Denominator for diluted earnings per share:
  Adjusted weighted-average shares                    -------                 -------
    outstanding and assumed conversions                28,958                  28,668
                                                      =======                 =======

Basic earnings per share:
  Income before extraordinary item                    $  2.19                 $  2.38
  Extraordinary gain on extinguishment of debt,
    net of tax                                           0.63                      --
                                                      -------                 -------
  Net income                                          $  2.82                 $  2.38
                                                      =======                 =======
Diluted earnings per share:
  Income before extraordinary item                    $  2.16                 $  2.34
  Extraordinary gain on extinguishment of debt,
    net of tax                                           0.62                      --
                                                      -------                 -------
  Net income                                          $  2.78                 $  2.34
                                                      =======                 =======


(10)  SUBSEQUENT EVENTS

      At its October 28, 1998 meeting, the Board of Directors declared a quarterly dividend of $0.125 per share, payable on November 25, 1998, to shareholders of record on November 11, 1998.

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

In the school market, which consists of kindergarten through twelfth grade ("K-12"), the process by which elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. Twenty-one states, representing approximately one-half of the United States elementary and secondary school-age population, select new instructional materials on a statewide basis for a particular subject once approximately every five to eight years. These twenty-one states are referred to as "adoption states." Generally, a school or school district within an adoption state may use state monies to purchase instructional materials only from the list of publishers' programs that have been approved, or "adopted," by the particular state's governing body. In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions from the unrestricted offerings of all publishers. The industry terms "adopted" or "adoption" are used: (1) to describe a state governing body's approval process, or (2) to describe a school or school district's selection and purchase of instructional materials. After adopting, or selecting, instructional materials, schools later decide how much to purchase and when to purchase in order to implement the adoption.

Sales of instructional materials are cyclical, with some years offering more sales opportunities than others. Although the loss of a single customer or a few customers would not have a material adverse effect on the business of the Company, schedules of school adoptions and market acceptance of the Company's products can affect year-to-year revenue performance. The Company originally expected a modest increase in 1998 revenues due to fewer statewide adoption opportunities for its products in 1998 than in 1997, when a significant number of states and districts adopted reading and literature products. However, due to the strong performance of the Company's educational products, combined with the increased funding for educational materials in both adoption and open territory states, the Company now expects that net sales will be slightly higher than originally expected.

Almost ninety percent of the Company's revenues are derived from educational publishing, a markedly seasonal business. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September. Thus, the Company realizes more than forty percent of net sales and a substantial portion of net income during the third quarter, making third-quarter results material to full-year performance. The Company usually posts a net loss in the first and fourth quarters of the year, when fewer educational institutions are making purchases.

The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. The per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations are diluted earnings per share amounts. For further discussion of earnings per share and the impact of Statement No. 128, see Note 9 on page 11.

RESULTS OF OPERATIONS:
----------------------

Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------

In thousands of dollars, except per share amounts


Net income:

                                                                        Three months ended September 30,
                                                              --------------------------------------------------
                                                                                              Earnings (loss)
                                                                                                 per share
                                                                1998           1997           1998      1997
                                                              --------        -------        -------  ---------
Net income before non-recurring items                          $88,598        $84,239        $3.06       $2.91

Non-recurring items, net of taxes, where applicable:

   Extraordinary gain on extinguishment of debt                 18,010             --         0.62          --

   Gain on surrender of INSO Corporation common stock
      to satisfy indebtedness                                    8,924             --         0.31          --

   Gain on sale of INSO Corporation common stock                    24             --           --          --

   Purchased in-process research and development                (7,000)            --        (0.24)         --

   Other gains (losses)                                          1,864         (1,182)        0.06       (0.04)
                                                              --------        -------        -----       -----
Net income                                                    $110,420        $83,057        $3.81       $2.87
                                                              ========        =======        =====       =====

For the quarter ended September 30, 1998, consolidated net income was $110.4 million, or $3.81 per share, compared to net income of $83.1 million, or $2.87 per share, for the same period in 1997. On August 1, 1998, the Company redeemed one-half, or $65.3 million, of the 6% Exchangeable Notes due 1999 - Stock Appreciation Income Linked Securities ("SAILS"). The SAILS were redeemed with approximately 1.9 million shares of INSO Corporation ("INSO") common stock. The redemption represented a disposition of the INSO shares, and resulted in a one-time gain of $15.4 million ($8.9 million after tax), or $0.31 per share. In addition, the Company recorded a $31.1 million ($18.0 million after tax), or $0.62 per share, extraordinary gain as a result of the early extinguishment of the SAILS indebtedness. The Company's acquisition of Computer Adaptive Technologies, Inc. ("CAT") in July 1998 included the purchase of certain technology under research and development, which resulted in a one-time charge of $7.0 million, or $0.24 per share. Also, during the third quarter of 1998, the Company recognized a one-time gain of $3.2 million ($1.9 million after tax), or $0.06 per share, related to INSO's sale of its linguistic software net assets. The third quarter of 1997 included one-time charges of $2.0 million ($1.2 million after tax), or $0.04 per share, related to INSO's acquisition of Level

Five Research, Inc. and a restructuring charge affecting INSO's information products and certain of its information management tools products.

Excluding these non-recurring items, net income for the third quarter of 1998 would have been $88.6 million, or $3.06 per share, compared to net income of $84.2 million, or $2.91 per share, in the third quarter of 1997. The primary reason for the increase in net income was higher sales, partially offset by higher editorial costs related to product revisions and new product development, higher selling and fulfillment costs due to higher net sales, dilution arising from the acquisition and operations of CAT, and increased investments to improve operating and support systems and to address the Year 2000 computer issue.


Net sales:


                                                  Three months ended September 30,
                                      ---------------------------------------------------------
                                                                       Increase (decrease)
                                         1998           1997             $              %
                                      ------------   ------------   ------------   ------------
Educational publishing                 $419,022       $370,354        $48,668           13.1%

General publishing                       27,838         28,740           (902)          (3.1)
                                       --------       --------        -------           ----

     Total net sales                   $446,860       $399,094        $47,766           12.0%
                                       ========       ========        =======           ====

Net sales for the third quarter of 1998 were $446.9 million, an increase of 12.0% from the $399.1 million reported in the third quarter of 1997. The educational publishing segment's net sales increased $48.7 million, or 13.1%, to $419.0 million in the third quarter of 1998 from last year's third-quarter net sales of $370.4 million. This increase reflected higher sales in all educational publishing divisions. Outstanding performance of the educational segment's programs and increased funding for educational materials more than offset the fact that 1998 did not offer as many statewide adoption opportunities as 1997. McDougal Littell, the Company's secondary school division, had increased sales from its literature, language arts, mathematics and social studies programs. The School Division had increased sales from its English, reading, mathematics, and spelling programs. Both the School Division and McDougal Littell benefited from increased opportunities and additional funding for instructional materials in both adoption and open territory states. The Riverside Publishing Company's revenues increased over the same period last year primarily as a result of custom state contracts won and increased funding for assessment programs. The Great Source Education Group's sales also increased as a result of increased sales of its mathematics and Write Source product lines. The College Division reported higher third-quarter sales due to strong sales of newly published and backlist titles.

The general publishing segment's net sales of $27.8 million for the third quarter of 1998 decreased $0.9 million, or 3.1%, from net sales of $28.7 million for the third quarter of 1997. The decrease was primarily due to a decrease in the sales of Houghton Mifflin Interactive ("HMI") products, partially offset by slightly higher Trade & Reference Division sales. The Trade & Reference Division reported increased sales of adult and children's books and dictionary products, partially offset by lower guidebook sales reflecting the expiration of the Insight Travel Guide distribution arrangement on December 31, 1997. HMI's net sales for the third quarter of 1998 were lower than the same period last year due to increased competition in the retail channel. The Company is currently reviewing its strategy for HMI.

Costs and expenses:

                                                            Three months ended September 30,
                                                ---------------------------------------------------------
                                                                                 Increase (decrease)
                                                   1998           1997             $              %
                                                ------------   ------------   ------------   ------------
Cost of sales                                    $168,011        $149,857       $18,154          12.1%

Selling and administrative, excluding
   goodwill amortization                          114,960          91,207        23,753          26.0

Goodwill amortization                               7,135           6,994           141           0.2
                                                 --------        --------       -------          ----
                                                 $290,106        $248,058       $42,048          17.0%
                                                 ========        ========       =======          ====

Cost of sales:

Cost of sales in the third quarter of 1998 increased $18.2 million, or 12.1%, to $168.0 million from $149.9 million in the third quarter of 1997. The increase in cost of sales reflected higher net sales in the quarter and increased editorial costs and plate amortization incurred for product revisions and new product development. As a percent of sales, cost of sales increased slightly to 37.6% in 1998 from 37.5% in 1997.

Selling and administrative:

In the third quarter of 1998, selling and administrative expenses, excluding goodwill amortization, were $115.0 million, an increase of $23.8 million, or 26.0%, from $91.2 million in the third quarter of 1997. The primary reasons for this increase were higher selling and fulfillment costs due to higher net sales and increased expenses incurred related to information systems initiatives and the Year 2000 computer issue. As a percent of sales, selling and administrative costs, excluding goodwill amortization, increased to 25.7% in 1998 from 22.9% in 1997.

Equity in earnings (losses) of INSO Corporation:

During the third quarter of 1998, the Company recognized $3.4 million in equity earnings of INSO, of which $3.2 million related to a one-time gain recognized on INSO's sale of its linguistic software net assets, and $0.2 million related to INSO's earnings. During the third quarter of 1997, the Company recognized $1.8 million in equity losses of INSO, of which $2.0 million related to a one-time charge recognized on INSO's acquisition of Level Five Research, Inc. and a restructuring charge affecting INSO's information products and certain of its information management tools products, partially offset by $0.1 million of INSO's earnings.

Net interest expense:

Net interest expense of $9.3 million for the third quarter of 1998 was $1.5 million lower than in the same period in 1997. The reduction was primarily due to repayment of $68.7 million of debt in the fourth quarter of 1997 and the early extinguishment of the SAILS debt in August 1998.

Income tax provision:

The income tax provision increased $11.5 million, or 20.8%, over the same period last year. This increase was the result of higher income and an increase in the effective tax rate to 42.0% in the third quarter of 1998 from 40.0% in the third quarter of 1997. The 42.0% effective tax rate includes the $7.0 million CAT research and development charge, which is not deductible for tax purposes. Excluding the charge, the Company's effective tax rate in the third quarter of 1998 would have been comparable with that of the prior year.

Nine Months Ended September 30, 1998 and 1997
---------------------------------------------

In thousands of dollars, except per share amounts

Net income:


                                                                       Nine months ended September 30,
                                                               --------------------------------------------------
                                                                                             Earnings (loss)
                                                                                                per share
                                                                  1998         1997         1998         1997
                                                               -----------  ------------  ----------   ----------
Net income before non-recurring items:                          $59,219       $59,835       $2.04        $2.09

Non-recurring items, net of taxes, where applicable:

   Extraordinary gain on extinguishment of debt                  18,010           ---        0.62          ---

   Gain on surrender of INSO Corporation common stock
      to satisfy indebtedness                                     8,924           ---        0.31          ---

   Gain on sale of INSO Corporation common stock                     24           ---         ---          ---

   Purchased in-process research and development                 (7,000)          ---       (0.24)         ---

   Gain on equity transaction of INSO Corporation                   ---         8,644         ---         0.30

   Other gains (losses)                                           1,413        (1,473)       0.05        (0.05)
                                                                -------       -------       -----        -----
Net income                                                      $80,590       $67,006       $2.78        $2.34
                                                                =======       =======       =====        =====



For the nine months ended September 30, 1998, consolidated net income was $80.6 million, or $2.78 per share, compared to net income of $67.0 million, or $2.34 per share, for the same period in 1997. During 1998, the Company recognized a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share, which represented a disposition of INSO common stock used to redeem one-half of the outstanding SAILS. The Company also recognized an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per share, on the early extinguishment of the SAILS indebtedness. The acquisition of CAT included the purchase of certain technology under research and development which resulted in a one-time charge of $7.0 million, or $0.24 per share. During 1998, the Company also recorded a one-time gain (net of charges) of $2.4 million ($1.4 million after tax), or $0.05 per share, related to the equity investment in INSO. During the nine months ended September 30, 1997, the Company recorded a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, as a result of INSO's offering of common stock and a one-time charge of $2.5 million ($1.5 million after tax), or $0.05 per share, related to the equity investment in INSO.

Excluding these non-recurring items, net income for the nine months ended September 30, 1998 would have been $59.2 million, or $2.04 per share, compared to net income of $59.8 million, or $2.09 per share, for the same period in 1997. The decrease was due to a charge related to the Company's unsuccessful bid for a portion of Simon & Schuster's publishing assets and from the dilution arising from the acquisition and operations of CAT. The increases in product development costs, higher selling expenses, and costs related to information systems initiatives and the Year 2000 computer issue were offset by higher net sales.

Net sales:


                                                            Nine months ended September 30,
                                                ---------------------------------------------------------
                                                                                 Increase (decrease)
                                                   1998           1997             $              %
                                                ------------   ------------   ------------   ------------
Educational publishing                             $656,230       $601,518      $54,712          9.1%

General publishing                                   65,003         68,645       (3,642)        (5.3)
                                                   --------       --------      -------          ---
     Total net sales                               $721,233       $670,163      $51,070          7.6%
                                                   ========       ========      =======          ===



Net sales for the nine months ended September 30, 1998 were $721.2 million, an increase of 7.6% from the $670.2 million reported in the same period in 1997. The educational publishing segment's net sales increased $54.7 million, or 9.1%, to $656.2 million in the nine months ended September 30, 1998 from net sales of $601.5 million in the same period in 1997. The increase was due to higher net sales in all educational publishing divisions. All educational publishing divisions reported higher net sales with McDougal Littell, Great Source Education Group, and Riverside Publishing Company reporting double-digit sales growth. These divisions benefited from additional sales and funding opportunities for instructional and assessment materials and services.

The general publishing segment's net sales of $65.0 million for the nine months ended September 30, 1998 decreased $3.6 million, or 5.3%, from net sales of $68.6 million during the same period in 1997. This decrease was primarily due to the decline in guidebook sales and lower sales of HMI products, partially offset by increased sales of children's and dictionary products.

Costs and expenses:


                                                               Nine months ended September 30,
                                                ---------------------------------------------------------
                                                                                 Increase (decrease)
                                                   1998           1997             $              %
                                                ------------   ------------   ------------   ------------
Cost of sales                                    $316,526        $295,730       $20,796           7.0%

Selling and administrative, excluding
   goodwill amortization                          257,266         226,164        31,102          13.8

Goodwill amortization                              21,221          20,883           338           1.6
                                                 --------        --------       -------           ---
    Total costs and expenses                     $595,013        $542,777       $52,236           9.6%
                                                 ========        ========       =======           ===


Cost of sales:

During the nine months ended September 30, 1998, cost of sales increased $20.8 million, or 7.0%, to $316.5 million from $295.7 million during the same period in 1997. The increased cost of sales was due to higher net sales and increased development costs. As a percent of sales, cost of sales decreased to 43.9% in 1998 from 44.1% in 1997.

Selling and administrative:

For the nine months ended September 30, 1998, selling and administrative expenses, excluding goodwill amortization, were $257.3 million, an increase of $31.1 million, or 13.8%, from $226.2 million for the same period in 1997. The primary reasons for this increase were higher selling and fulfillment costs related to higher net sales, and increased expenses incurred related to information systems initiatives and the Year 2000 computer issue.

Equity in earnings (losses) of INSO Corporation:

During the nine months ended September 30, 1998, the Company recognized $3.4 million in equity earnings of INSO, of which $3.2 million was a one-time gain, $1.0 million of INSO's earnings, partially offset by $0.8 million of one-time charges recognized by INSO. During the nine months ended September 30, 1997, the Company recognized $0.5 million in equity earnings of INSO, of which $2.5 million related to one-time charges recognized by INSO, and $3.0 million of INSO's earnings.

Net Interest expense:

Net interest expense for the nine months ended September 30, 1998 decreased by $3.2 million to $27.4 million from $30.6 million for the same period in 1997. The reduction was primarily due to repayment of $68.7 million of debt in the fourth quarter of 1997 and the early extinguishment of the SAILS debt, partially offset by higher working capital borrowings during the nine months ended September 30, 1998 compared to the same period in 1997.

Income tax provision:

The income tax provision increased $1.8 million, or 4.1%, during the nine months ended September 30, 1998 compared to the same period last year. The increase was due to an increase in the effective tax rate to 42.9% in 1998 from 40.3% in 1997. The increase in the effective tax rate reflects the non-deductible charge for purchased in-process research and development.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal businesses are seasonal, with almost ninety percent of the Company's revenues derived from the educational publishing segment, a markedly seasonal business. The Company realizes more than forty percent of net sales and a substantial portion of net income during the third quarter and characteristically posts a net loss in the first and fourth quarters of the year.

This sales seasonality affects the Company's operating cash flow. A net cash deficit from all the Company's activities is normally incurred through the middle of the third quarter of the year. This deficit is funded through the use of cash and sale of marketable securities, supplemented by short-term borrowings, principally commercial paper.

During the nine months ended September 30, 1998, the Company used $48.7 million of net borrowings to cover its seasonal working capital needs and to fund publishing and capital investments. During the nine months ended September 30, 1997, the Company used $29.7 million of net borrowings to cover its working capital needs and to fund publishing and capital investments.

Net cash provided by operating activities was $36.2 million during the nine months ended September 30, 1998, a $0.7 million decrease from the $36.9 million during the same period in 1997. Excluding the non-cash effect of depreciation and amortization, equity in earnings of INSO Corporation, gain on the disposition of INSO Corporation common stock, purchased in-process research and development, and gain on equity transaction of INSO Corporation, income increased by $3.7 million. Changes in operating assets and liabilities used $4.4 million more cash during the nine months ended September 30, 1998, than in the same period in 1997.

Cash required for investing activities was $65.4 million during the nine months ended September 30, 1998, an increase of $5.6 million from the $59.8 million required in the same period in 1997. This increase was principally due to a $5.7 million increase in acquisition of publishing and technology assets and a $2.8 million increase in property, plant, and equipment expenditures, partially offset by a $2.6 million decrease in book plate expenditures in the first nine months of 1998 compared to the same period in 1997. The Company also received $0.2 million in proceeds from the sale of 10,000 shares of INSO common stock during 1998.

Net proceeds from financing increased by $15.7 million during the nine months ended September 30, 1998, from the same period in 1997, primarily due to higher working capital requirements and to fund publishing and capital investments.

The Company expects that cash flow from operations will be sufficient to finance the CAT acquisition, fund capital expenditures and dividend payments, meet the $24 million tax obligation related of the SAILS transaction, and pay down by year end a portion of the debt outstanding at the beginning of 1998.

OUTLOOK

Due to the strong performance of the Company's educational products, combined with the increased funding for educational materials, the Company now expects that net sales for the full year will be slightly higher than originally anticipated. The sales growth should generate increased gross margin, but this will be more than offset by increased investment in products and support systems, the earnings dilution resulting from the 1998 acquisition of CAT and the cost of the unsuccessful bid for a portion of the Simon & Schuster's publishing assets. The Company currently expects editorial expense and plate amortization to increase by approximately 10% to 12% over last year and that the cost of investments in new systems and to address the Year 2000 issue in 1998 to be approximately $7.0 million higher than in 1997.

EFFECT OF THE YEAR 2000 COMPUTER ISSUE

The statements in this section include "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

The Year 2000 computer issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, ship products, or engage in similar normal business activities. In addition to hardware and software, the Year 2000 computer issue also affects printers, facsimile machines, security systems, and elevators. The Year 2000 computer issue will affect the Company, its vendors and suppliers, customers, and other third parties with whom the Company does business.

To address this issue, the Company has created a plan under the direction of a Program Management Office, which consists of a team of internal personnel and third-party consultants. The phases of the plan include assessment, remediation or replacement, testing and certification, and implementation. As part of this effort, the Program Management Office provides regular updates to the Board of Directors and management, as well as information bulletins to the rest of the Company.

The Company is focusing on the following four areas of exposure: information technology; non-information technology, or non-IT systems (for example, climate control systems, copy machines, security systems, etc.); technology products; and third-party relationships. The Company is using the status-of-completion method to evaluate its progress on the Year 2000 computer issue. This method compares the level of effort necessary to complete the task with the level of effort expended to date.

Information technology includes mainframe applications, client server applications, end user applications, infrastructure hardware and software, and networks and voice systems. The Company has completed the assessment of all information technology systems that it believes could be significantly affected by the Year 2000 computer issue, and has determined that it will have to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The assessment also showed that for certain older systems, such as customer order management, accounts receivable, royalty, and human resources, complete replacement of the applications is the best alternative. Complete replacement will not only remediate the Year 2000 computer issue but will expand the current system capabilities and provide a platform for the Company's future growth. The following chart presents the estimated average status of completion for this area and the expected completion date for each phase.

---------------------------------------------------------------------------------------
RESOLUTION PHASE            ESTIMATED AVERAGE % COMPLETION    EXPECTED COMPLETION DATE
---------------------------------------------------------------------------------------
Assessment                                 100%                    Completed
---------------------------------------------------------------------------------------
Remediation or Replacement                  50                     May 31, 1999
---------------------------------------------------------------------------------------
Testing and Certification                   40                     June 30, 1999
---------------------------------------------------------------------------------------
Implementation                              10                     July 31, 1999
---------------------------------------------------------------------------------------


For critical non-IT systems, the Company is 95% complete on the assessment phase and expects to complete this phase by November 30, 1998. To date, the Company has not started the remediation, testing, or implementation phases for these systems. Completion of the remediation, testing or implementation phases for non-IT systems is scheduled for June 30, 1999.

The Company is also in the process of assessing the compliance of its technology product lines by testing the products in a Year-2000-compliant environment. The test results will determine any required action, including remediation, replacement, or retirement. In many cases, the Company believes there will be no need for remediation or replacement of the product. The Company expects to complete this assessment by March 31, 1999 and believes that it will be able to complete any appropriate remedial actions by December 31, 1999.
Based upon preliminary results, the Company does not expect that the effect of Year 2000 issues on the Company's technology products presents a material exposure.

The Company has identified its most important customers, as well as suppliers and business partners (for example, printers, paper suppliers, distributors, and financial institutions), and has contacted them to determine the extent to which the Company may be vulnerable in the event that those parties fail to properly correct their own Year 2000 computer issues. The Company will monitor the responses and progress of these parties. In addition, the Company intends to test critical systems interfaces, such as order and inventory transactions. The Company is in the process of working with the parties with whom it has these interfaces to reduce the risk of business interruptions. To date, the Company is not aware of any third party whose Year 2000 issues would have a material effect on the Company, but has no independent means of ensuring that third parties will be Year 2000 ready or whether their remediation efforts will be compatible with those of the Company.

The Company is using both internal and external resources to reprogram or replace and test software for Year-2000 modifications. Management currently expects the total cost of the Year 2000 computer project, including costs to enhance the functionality of certain systems as well as to address the Year 2000 computer issue, to be approximately $30-35 million, which is being funded through operating cash flows. Of this total, approximately $10-14 million is for the purchase of new software and hardware that will be capitalized. The remaining $17-21 million will be expensed as incurred. To date, the Company has spent approximately $13 million ($6 million expensed and $7 million capitalized for new systems), on its Year 2000 computer project and the development of new systems and systems modifications.

The Company is currently evaluating the Year 2000 readiness of CAT, a company acquired in July 1998, and expects its assessment to be completed by December 31, 1998. The above discussion, therefore, does not include the effect of CAT upon the Company's Year 2000 readiness.

The Company believes it has an effective program in place to resolve any Year 2000 computer issues in a timely manner. Although the Company has not yet completed all the necessary phases of its Year 2000 program, it believes that with modifications to existing software and conversions to new software, the Year 2000 computer issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed in time, or if a material third party fails to properly remediate its computer problems, or if the costs are higher than expected, the Year 2000 computer issue could have a material effect on the Company's operations. While the Company is not currently aware of any significant exposure, it cannot be sure that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will be sufficient to mitigate the risk of all forms of Year 2000 readiness problems for the Company and its significant customers, suppliers, and business partners. In the event that the Company or any of its material suppliers or other third parties do not complete the necessary remediation, the Company could be subject to interruption of its normal business activities, including its ability to take customer orders, manufacture and ship products, invoice customers, collect payments or engage in similar routine operations, and there could be a material adverse effect on the Company's revenues. The Company could also be subject to litigation for computer systems failures or problems with its technology products. In addition, disruptions in the economy generally resulting from the Year 2000 computer issue could materially adversely affect the Company. The amount of potential liability and lost revenues cannot reasonably be estimated at this time.

To prepare for the possibility that it or a third party may be unable to remediate or replace and properly test critical systems on a timely basis, the Company will develop appropriate contingency plans after its assessment of risk is complete. Preliminary contingency plans have been developed for many of the Company's information technology systems. Final plans will be developed during 1999 for those areas the Company determines are at risk.

The projected costs and the date on which the Company believes it will complete the Year 2000 computer modifications are based on its best estimates, which in turn were based on numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, and other factors, many of which are not subject to the Company's control. However, the Company cannot be sure that these estimates will be achieved and actual results could differ materially from those anticipated. There are many factors that could affect the accuracy of these estimates, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the ability of third parties to resolve their own Year 2000 computer issue, and other uncertainties referred to from time to time in the Company's filings with the Securities and Exchange Commission.






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


     Item 4.  Submission of Matters to a Vote of Security Holders

                  None

     Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit No. (27)  Financial Data Schedule

         (b)  Reports on Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HOUGHTON MIFFLIN COMPANY
                                    --------------------------------------
                                                Registrant


Dated:  November 13, 1998                     /s/ Gail Deegan
                                    --------------------------------------
                                                Gail Deegan
                                          Executive Vice President,
                                          Chief Financial Officer


Dated:  November 13, 1998                    /s/ David R. Caron
                                    --------------------------------------
                                               David R. Caron
                                      Vice President, Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


Exhibit No         Description of Document            Page Number in This Report
----------         -----------------------            --------------------------
 (27)              Financial Data Schedule