Form 10-Q/A
period 1998-09-30
HOUGHTON MIFFLIN CO
filed 1999-03-12
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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



                                     1 of 34

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 13, 1998, and is being filed to reflect the restatement of the Registrant's Consolidated Condensed Financial Statements. See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements for a discussion of the basis for such restatement.

Part I. Financial Information                                    Page No.


Item 1. Financial Statements:

   Consolidated Condensed Balance Sheets
         September 30, 1998 and 1997 and December 31, 1997         3 - 4


   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings  --
         Three Months Ended September 30, 1998 and 1997                5


   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings  --
         Nine Months Ended September 30, 1998 and 1997                 6


   Consolidated Condensed Statements of Cash Flows --
         Nine Months Ended September 30, 1998 and 1997                 7

   Notes to Unaudited Consolidated Condensed
         Financial Statements                                     8 - 14



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     15 - 32




Part II.  Other Information

Item 4.  Submission of Matters to a Vote of
         Security Holders                                             33

Item 6.  Exhibits and Reports on Form 8-K                             33

         Signatures                                                   34

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         SEPTEMBER 30,          September 30,         December 31,
                                                             1998                   1997                  1997
                                                         -------------          -------------         ------------
                                                         (As restated)*
ASSETS
------

Current assets
     Cash and cash equivalents                            $   15,828             $   12,386             $  5,621
     Marketable securities and time deposits
        available-for-sale, at fair value                     37,957                    614                  614

     Accounts receivable                                     345,181                322,583              180,241
        Less: allowance for book returns                      25,330                 18,092               20,734
                                                          ----------             ----------             --------
                                                             319,851                304,491              159,507
     Inventories
        Finished goods                                       143,173                133,923              130,825
        Work in process                                        5,535                 10,281                9,010
        Raw materials                                          4,909                  4,452                5,208
                                                          ----------             ----------             --------
                                                             153,617                148,656              145,043

     Income taxes                                             12,160                 20,661               12,049
     Prepaid expenses                                          2,496                  2,919                1,882
                                                          ----------             ----------             --------

        Total current assets                                 541,909                489,727              324,716

Property, plant, and equipment
     and book plates (net of accumulated
     depreciation and amortization of
     $183,796 in 1998, $169,293 in 1997
     and $176,040 at December 31, 1997)                      114,968                114,977              120,388

Intangible assets, net                                       449,850                469,278              462,884

Other assets                                                  49,029                 84,547               73,112

                                                          ----------             ----------             --------
                                                          $1,155,756             $1,158,529             $981,100
                                                          ==========             ==========             ========

* See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements.

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
         (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                               SEPTEMBER 30,       September 30,       December 31,
                                                                   1998                1997                1997
                                                               -------------       -------------       ------------
                                                               (As restated)*
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
     Accounts payable                                           $   63,764          $   70,964          $  47,612
     Commercial paper                                              110,022              94,688             61,346
     Royalties                                                      37,849              34,481             41,463
     Salaries, wages, and commissions                               28,253              20,238             21,625
     Income taxes payable                                           66,389              41,509                  -
     Other accrued expenses                                         35,589              32,408             26,680
     Current portion of long-term debt                             103,322              40,000             40,000
                                                                ----------          ----------          ---------
        Total current liabilities                                  445,188             334,288            238,726

     Long-term debt                                                244,500             436,061            371,081
     Accrued royalties                                               1,543               1,640              1,430
     Other liabilities                                              27,418              22,650             24,017
     Accrued post retirement medical benefits                       28,651              28,105             28,089

Stockholders' equity
     Preferred stock, $1 par value;
        (500,000 shares authorized, none issued)                         -                   -                  -
     Common stock, $1 par value;
        (70,000,000 shares authorized; 30,472,049 shares
        in 1998, 30,162,131 shares in 1997, and 30,219,411
        shares issued at December 31, 1997)                         30,472              30,162             30,219
     Capital in excess of par value                                 71,596              71,729             75,307
     Retained earnings                                             352,948             300,401            279,640
                                                                ----------          ----------          ---------
                                                                   455,016             402,292            385,166

     Notes receivable from purchase agreement                       (4,567)             (4,807)            (4,628)
     Unearned compensation related to
        restricted stock                                            (5,130)             (7,786)            (7,178)
     Common shares held in treasury, at cost
        (357,575 shares in 1998, 247,644
        shares in 1997 and 282,329 shares
        at December 31, 1997)                                       (7,973)             (4,265)            (5,553)
     Benefits Trust assets, at market                              (40,814)            (49,548)           (49,923)
     Unrealized gain (loss) on securities available-for-sale        11,924                (101)              (127)
                                                                ----------          ----------          ---------

          Total stockholders' equity                               408,456             335,785            317,757

                                                                ----------          ----------          ---------
                                                                $1,155,756          $1,158,529          $ 981,100
                                                                ==========          ==========          =========

* See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements.

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1998                  1997
                                                                                --------              --------
                                                                             (As restated)*
Net sales by industry segment:
       Educational publishing                                                   $419,022              $370,354
       General publishing                                                         27,838                28,740
                                                                                --------              --------
                                                                                 446,860               399,094

Costs and expenses:
       Cost of sales                                                             168,011               149,857
       Selling and administrative                                                122,095                98,201
                                                                                --------              --------
                                                                                 290,106               248,058

Operating income                                                                 156,754               151,036

Other income (expense):
       Net interest expense                                                       (9,292)              (10,776)
       Equity in earnings (losses) of INSO Corporation                             3,415                (1,831)
       Gain on surrender of INSO Corporation common stock
         to satisfy indebtedness                                                  15,384                     -
       Gain on sale of INSO Corporation common stock                                  42                     -
       Acquired in-process research and development                               (3,500)                    -
                                                                                --------              --------
                                                                                   6,049               (12,607)

                                                                                --------              --------
Income before taxes and extraordinary item                                       162,803               138,429

Income tax provision                                                              66,893                55,372
                                                                                --------              --------

Income before extraordinary item                                                  95,910                83,057

Extraordinary gain on extinguishment of debt, net of tax of $13,042               18,010                     -
                                                                                --------              --------

Net income                                                                       113,920                83,057

Other comprehensive income (loss), net of tax:
        Valuation adjustment on marketable equity securities                      11,781                   (81)

                                                                                --------              --------
Comprehensive income                                                            $125,701              $ 82,976
                                                                                ========              ========

Retained earnings at beginning of period                                        $242,627              $220,914

Net income                                                                       113,920                83,057

Two-for-one stock split effected in the form of a stock dividend                       -                    (7)

Dividends paid                                                                    (3,599)               (3,563)

                                                                                --------              --------
Retained earnings at end of period                                              $352,948              $300,401
                                                                                ========              ========

Earnings per share:
  Basic
    Income before extraordinary item                                            $   3.35              $   2.94
    Extraordinary gain on extinguishment of debt, net of tax                        0.63                     -
                                                                                --------              --------
    Net income                                                                  $   3.98              $   2.94
                                                                                ========              ========
  Diluted
    Income before extraordinary item                                            $   3.31              $   2.87
    Extraordinary gain on extinguishment of debt, net of tax                        0.62                     -
                                                                                --------              --------
    Net income                                                                  $   3.93              $   2.87
                                                                                ========              ========

Cash dividends paid per common share                                            $  0.125              $  0.125

* See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements.

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  1998                  1997
                                                                                --------              --------
                                                                             (As restated)*
Net sales by industry segment:
       Educational publishing                                                   $656,230              $601,518
       General publishing                                                         65,003                68,645
                                                                                --------              --------
                                                                                 721,233               670,163

Costs and expenses:
       Cost of sales                                                             316,526               295,730
       Selling and administrative                                                278,487               247,047
                                                                                --------              --------
                                                                                 595,013               542,777

Operating income                                                                 126,220               127,386

Other income (expense):
       Net interest expense                                                      (27,398)              (30,575)
       Equity in earnings of INSO Corporation                                      3,389                   459
       Gain on surrender of INSO Corporation common stock
         to satisfy indebtedness                                                  15,384                     -
       Gain on sale of INSO Corporation common stock                                  42                     -
       Acquired in-process research and development                               (3,500)                    -
       Gain on equity transactions of INSO Corporation                                 -                14,904
       Other expense                                                              (1,050)                    -
                                                                                --------              --------
                                                                                 (13,133)              (15,212)
                                                                                --------              --------
Income before taxes and extraordinary item                                       113,087               112,174

Income tax provision                                                              47,007                45,168
                                                                                --------              --------
Income before extraordinary item                                                  66,080                67,006

Extraordinary gain on extinguishment of debt, net of tax of $13,042               18,010                     -
                                                                                --------              --------
Net income                                                                        84,090                67,006

Other comprehensive income (loss), net of tax:
        Valuation adjustment on marketable equity securities                      11,924                  (101)
                                                                                --------              --------
Comprehensive income                                                            $ 96,014              $ 66,905
                                                                                ========              ========

Retained earnings at beginning of period                                        $279,640              $243,998

Net income                                                                        84,090                67,006

Two-for-one stock split effected in the form of a stock dividend                       -                  (222)

Dividends paid                                                                   (10,782)              (10,381)
                                                                                --------              --------
Retained earnings at end of period                                              $352,948              $300,401
                                                                                ========              ========

Earnings per share:
  Basic
    Income before extraordinary item                                            $   2.31              $   2.38
    Extraordinary gain on extinguishment of debt, net of tax                        0.63                     -
                                                                                --------              --------
    Net income                                                                  $   2.94              $   2.38
                                                                                ========              ========

Diluted
    Income before extraordinary item                                            $   2.28              $   2.34
    Extraordinary gain on extinguishment of debt, net of tax                        0.62                     -
                                                                                --------              --------
    Net income                                                                  $   2.90              $   2.34
                                                                                ========              ========

Cash dividends paid per common share                                            $  0.375              $  0.375

* See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements.

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                            (UNAUDITED; IN THOUSANDS)

                                                                                  1998               1997
                                                                                ---------         ---------
                                                                             (As restated)*
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
       Income before extraordinary item                                         $  66,080         $  67,006
       Adjustments to reconcile income before extraordinary gain
           to net cash provided by (used in) operating activities:
            Depreciation and amortization                                          78,265            73,684
            Equity in earnings of INSO Corporation                                 (3,389)             (459)
            Gain on surrender of INSO Corporation common stock to satisfy
              indebtedness                                                        (15,384)                -
            Gain on sale of INSO Corporation common stock                             (42)                -
            Acquired in-process research and development                            3,500                 -
            Gain on equity transactions of INSO Corporation                             -           (14,904)

            Changes in operating assets and liabilities:
                  Accounts receivable                                            (160,299)         (138,715)
                  Inventories                                                      (8,574)           (8,720)
                  Accounts payable                                                 15,620            13,089
                  Royalties                                                        (2,465)           (3,429)
                  Deferred and income taxes payable                                44,622            41,399
                  Salaries, wages, and commissions                                  6,519               797
                  Other, net                                                       11,741             7,179
                                                                                ---------         ---------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES                        36,194            36,927

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
       Proceeds from the sale of INSO Corporation stock                               210                 -
       Book plate expenditures                                                    (38,298)          (40,926)
       Acquisition of publishing and technology assets                            (14,484)           (8,832)
       Property, plant, and equipment expenditures                                (12,787)          (10,020)
                                                                                ---------         ---------
                  NET CASH USED IN INVESTING ACTIVITIES                           (65,359)          (59,778)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
       Dividends paid on common stock                                             (10,782)          (10,381)
       Issuance of commercial paper                                                48,675            94,688
       Repayment of long-term financing                                                 -           (65,000)
       Exercise of stock options                                                    1,765             4,638
       Other                                                                         (286)             (242)
                                                                                ---------         ---------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                        39,372            23,703

Increase in cash and cash equivalents                                              10,207               852
Cash and cash equivalents at beginning of period                                    5,621            11,534
                                                                                ---------         ---------
Cash and cash equivalents at end of period                                      $  15,828         $  12,386
                                                                                =========         =========

Supplementary disclosure of cash flow information:
       Income taxes paid                                                        $   1,812         $   3,069
       Interest paid                                                            $  33,390         $  29,310


* See "Restatement of Quarterly Financial Statements" in Notes to the Consolidated Condensed Financial Statements.

See accompanying notes to unaudited consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  RESTATEMENT OF QUARTERLY FINANCIAL STATEMENTS

Restatement Related to Acquired In-Process Research and Development:

       Houghton Mifflin Company ("the Company") has modified the method used to value acquired in-process research and development in connection with its July 21, 1998 acquisition of Computer Adaptive Technology, Inc. ("CAT"). The initial calculation of value of the acquired in-process research and development was based on the cost required to complete each in-process project, the after-tax cash flows attributable to each in-process project, and the selection of an appropriate rate of return to reflect the risk inherent in achieving these future cash flows. The revised calculation of the value of the acquired in-process research and development is based on adjusted after-tax cash flows that give explicit consideration of the Securities and Exchange Commission ("SEC") views on in-process research and development as set forth in its September 15, 1998 letter to the American Institute of Certified Public Accountants. The following summarizes the significant changes that were made to the original valuation of acquired in-process research and development reflecting the Company's understanding and interpretation of the current views of the SEC: (1) consideration of the stage of completion for each of the in-process products; (2) increase in the applicable discount rates to account for the entity operating on a stand alone basis; and (3) consideration of the other intangible assets, including customer base. As a result of this change, the Company has decreased the amount of the purchase price allocated to acquired in-process research and development in the CAT acquisition from $7.0 million to $3.5 million. As a result, the Company increased intangible assets by $3.5 million.


Summary of Effect of Restatement:

      The effects of the restatement for the acquired in-process research and development resulted in the following impact on the Company's statement of operations for the quarter ended September 30, 1998 and the nine months ended September 30, 1998 and balance sheet as of September 30, 1998:

                                                               Three months    Nine months
                                                                   ended          ended
                                                               September 30,  September 30,
                                                                   1998           1998
                                                               -------------  -------------
                                                                      (In thousands)
Statements of operations:
 Income before extraordinary item, as previously reported         $ 92,410       $62,580
 Adjustment related to acquired in-process research and
   development                                                       3,500         3,500
                                                                  --------       -------
 Restated income before extraordinary item                        $ 95,910       $66,080
                                                                  ========       =======

 Net income, as previously reported                               $110,420       $80,590
 Adjustment related to acquired in-process research and
   development                                                       3,500         3,500
                                                                  --------       -------
 Restated net income                                              $113,920       $84,090
                                                                  ========       =======

Comprehensive income, as previously reported                      $122,201       $92,514
Adjustment related to acquired in-process research
   and development                                                   3,500         3,500
                                                                  --------       -------
Restated comprehensive income                                     $125,701       $96,014
                                                                  ========       =======

                                                               Three months    Nine months
                                                                   ended          ended
                                                               September 30,  September 30,
                                                                   1998           1998
                                                               -------------  -------------
Earnings per share:
 Basic:
  Income before extraordinary item, as previously
    reported                                                      $   3.23       $  2.19
  Adjustment related to acquired in-process research and
    development                                                       0.12          0.12
  Extraordinary gain on extinguishment of debt                        0.63          0.63
                                                                  --------       -------
  Restated net income                                             $   3.98       $  2.94
                                                                  ========       =======

 Diluted:
  Income before extraordinary item, as previously
    reported                                                      $   3.19       $  2.16
  Adjustment related to acquired in-process research and
    development                                                       0.12          0.12
  Extraordinary gain on extinguishment of debt                        0.62          0.62
                                                                  --------       -------
  Restated net income                                             $   3.93       $  2.90
                                                                  ========       =======

                                                                   As of
                                                             September 30, 1998
                                                             ------------------
                                                               (In thousands)
Balance sheet:
   Intangible assets, net, as previously reported                 $446,350
   Adjustment related to acquired in-process research and
     development                                                     3,500
                                                                  --------
   Restated intangible assets, net                                $449,850
                                                                  ========

   Retained earnings, as previously reported                      $349,448

   Adjustment related to acquired in-process research and
     development                                                     3,500
                                                                  --------
   Restated retained earnings                                     $352,948
                                                                  ========

(2)   BASIS OF PRESENTATION


      The accompanying unaudited consolidated condensed financial statements of the Company, which includes its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

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

(3)   SHORT-TERM INVESTMENTS

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


(4)  COMPREHENSIVE INCOME

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

      Total comprehensive income amounted to $125.7 million for the three months ended September 30, 1998 and $83.0 million for the same period in 1997. For the nine months ended September 30, 1998, total comprehensive income amounted to $96.0 million and $66.9 million for the same period in 1997.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(5)   COMMON STOCK SPLIT

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

(6)   ACQUISITIONS

      On July 21, 1998, the Company acquired all of the outstanding stock of CAT, which specializes in developing and delivering computer-based testing solutions to organizations worldwide. The acquisition was accounted for as a purchase and the assets acquired, liabilities assumed, and results of operations are included in the Company's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $10.7 million, of which $8.0 million was paid to the former shareholders of CAT and $2.7 million to repay debt, cash out certain warrants, and pay other acquisition related fees. In addition, based on the acquisition agreement, up to $6 million of additional consideration is contingent upon the achievement of certain future operational and financial targets. Also recorded as part of the acquisition was a charge for acquired in-process research and development of $3.5 million (See Note 1). As of the acquisition date, CAT only had one product that qualified as in-process research and development, CAT Software System Version 7.0. This project represents an integrated application suite of products whose functionality includes test development, automated assembly and test production, test administration, scoring automated test reporting, and test security. The amount of the charge represents the calculated value based on residual cash flows related to this in-process research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair value of the assets acquired and the liabilities assumed, including the acquired in-process research and development. Intangible assets of $7.3 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from 3 to 10 years. Additional goodwill will be recorded if the contingent considerations are earned.

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

(7)   STOCK APPRECIATION INCOME-LINKED SECURITIES

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

(8)   INSO CORPORATION

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

      After the redemption of the SAILS using INSO common stock (see Note 7), the Company's ownership of INSO dropped below 20%; therefore, the Company will no longer report equity income from its investment in INSO or special charges related to that investment (see Note 3).

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(9)   INTANGIBLE ASSETS

      Intangible assets consist of the following (in thousands):

                                                 September 30,            December 31,
                                              1998           1997             1997
                                            --------       --------       ------------

      Goodwill                              $522,618       $514,895         $515,532
      Publishing rights                       17,724         16,623           16,623
      Other                                    4,000          4,000            4,000
      Less: accumulated amortization         (94,492)       (66,240)         (73,271)
                                            --------       --------         --------
      Total                                 $449,850       $469,278         $462,884
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

(10)   EARNINGS PER SHARE

     The table below sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1998 and September 30, 1997 (in thousand, except per share amounts):

                                                 Three months ended September 30,
                                                 --------------------------------
                                                    1998                    1997
                                                  --------                -------

Numerator:
  Income before extraordinary item                $ 95,910                $83,057
  Extraordinary gain on extinguishment of
    debt, net of tax                                18,010                     --
                                                  --------                -------
  Net income                                      $113,920                $83,057
                                                  ========                =======
Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares outstanding             28,610                 28,251

Effect of dilutive securities:
  Employee stock options                               318                    501
  Restricted stock                                      26                    153
  Performance shares                                    --                      8
                                                  --------                -------
                                                       344                    662
Denominator for diluted earnings per share:
  Adjusted weighted-average shares                --------                -------
    outstanding and assumed conversion              28,954                 28,913
                                                  ========                =======
Basic earnings per share:
  Income before extraordinary item                $   3.35                $  2.94
  Extraordinary gain on extinguishment of debt,
    net of tax                                        0.63                     --
                                                  --------                -------
  Net income                                      $   3.98                $  2.94
                                                  ========                =======
Diluted earnings per share:
  Income before extraordinary item                $   3.31                $  2.87
  Extraordinary gain on extinguishment of debt,
    net of tax                                        0.62                     --
                                                  --------                -------
  Net income                                      $   3.93                $  2.87
                                                  ========                =======

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(10)  EARNINGS PER SHARE - continued

     The table below sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 1998 and September 30, 1997 (in thousand, except per share amounts):

                                                      Nine months ended September 30,
                                                      -------------------------------
                                                        1998                    1997
                                                      -------                 -------

Numerator:
  Income before extraordinary item                    $66,080                 $67,006
  Extraordinary gain on extinguishment of debt,
    net of tax                                         18,010                      --
                                                      -------                 -------
  Net income                                          $84,090                 $67,006
                                                      =======                 =======
Denominator:
  Denominator for basic earnings per share:
    Weighted-average shares outstanding                28,564                  28,170

Effect of dilutive securities
  Employee stock options                                  359                     362
  Restricted stock                                         35                     118
  Performance shares                                        -                      18
                                                      -------                 -------
                                                          394                     498
Denominator for diluted earnings per share:
  Adjusted weighted-average shares                    -------                 -------
    outstanding and assumed conversions                28,958                  28,668
                                                      =======                 =======

Basic earnings per share:
  Income before extraordinary item                    $  2.31                 $  2.38
  Extraordinary gain on extinguishment of debt,
    net of tax                                           0.63                      --
                                                      -------                 -------
  Net income                                          $  2.94                 $  2.38
                                                      =======                 =======
Diluted earnings per share:
  Income before extraordinary item                    $  2.28                 $  2.34
  Extraordinary gain on extinguishment of debt,
    net of tax                                           0.62                      --
                                                      -------                 -------
  Net income                                          $  2.90                 $  2.34
                                                      =======                 =======


(11)  SUBSEQUENT EVENTS

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

The Company has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. The per share amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations are diluted earnings per share amounts. For further discussion of earnings per share and the impact of Statement No. 128, see Note 10 on page 13.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

      In connection with the Computer Adaptive Technologies, Inc. ("CAT") acquisition, the Company made an allocation of the purchase price to acquired in-process research and development. This amount was expensed as a non-recurring charge on the acquisition date. The charge was necessary because the acquired research and development had not yet reached technological feasibility and had no future alternative use. In the previously issued financial statements for the quarter ended September 30, 1998, the Company recorded a write-off for acquired in-process research and development of $7.0 million. The Company has revised the valuation of the in-process research and development cost in consideration of the Securities and Exchange Commission views on in-process research and development as set forth in its September 15, 1998 letter to the AICPA. The Company has reduced the amount of the write-off for acquired in-process research and development to $3.5 million in the quarter ended September 30, 1998, resulting in an increase to the intangible asset. This amount represents an allocation of purchase price related to the development of an application module called CAT Software System Version 7. This project represents an integrated application suite of products whose functionality includes test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security. The Company anticipates this product using the acquired in-process research and development will be generally released during 1999. The Company expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of this product will be achieved.

      The nature of the efforts required to develop the purchased in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

      The value of the purchased in-process research and development was determined by estimating the projected net cash flow related to the product, and the stage of completion of the product. These cash flows were discounted back to their net present value. The resulting projected net cash flows from the project were based on management's estimates of revenues and operating profits related to the product. The revenue estimates used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by the Company and its competitors. The rates utilized to discount the net cash flows to their net present value were based on a discount rate of 30%. This discount rate takes into account the time value of money and investment risks factors described above.

      The estimates used by the Company in valuing the in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variances may adversely affect the sales and profitability of future periods. Additionally, the value of other intangible assets may become impaired.

RESULTS OF OPERATIONS:
----------------------

Third Quarter 1998 Compared to Third Quarter 1997
-------------------------------------------------

In thousands of dollars, except per share amounts


Net income:

                                                                        Three months ended September 30,
                                                              --------------------------------------------------
                                                                                              Earnings (loss)
                                                                                                 per share
                                                                1998           1997           1998      1997
                                                              --------        -------        -------  ---------
Net income before non-recurring items                          $88,598        $84,239        $3.06       $2.91

Non-recurring items, net of taxes, where applicable:

   Extraordinary gain on extinguishment of debt                 18,010             --         0.62          --

   Gain on surrender of INSO Corporation common stock
      to satisfy indebtedness                                    8,924             --         0.31          --

   Gain on sale of INSO Corporation common stock                    24             --           --          --

   Acquired in-process research and development                 (3,500)            --        (0.12)         --

   Other gains (losses)                                          1,864         (1,182)        0.06       (0.04)
                                                              --------        -------        -----       -----
Net income                                                    $113,920        $83,057        $3.93       $2.87
                                                              ========        =======        =====       =====

For the quarter ended September 30, 1998, consolidated net income was $113.9 million, or $3.93 per share, compared to net income of $83.1 million, or $2.87 per share, for the same period in 1997. On August 1, 1998, the Company redeemed one-half, or $65.3 million, of the 6% Exchangeable Notes due 1999 - Stock Appreciation Income Linked Securities ("SAILS"). The SAILS were redeemed with approximately 1.9 million shares of INSO Corporation ("INSO") common stock. The redemption represented a disposition of the INSO shares, and resulted in a one-time gain of $15.4 million ($8.9 million after tax), or $0.31 per share. In addition, the Company recorded a $31.1 million ($18.0 million after tax), or $0.62 per share, extraordinary gain as a result of the early extinguishment of the SAILS indebtedness. The Company's acquisition of Computer Adaptive Technologies, Inc. ("CAT") in July 1998 included a one-time write-off acquired in-process research and development of $3.5 million, or $0.12 per share. Also, during the third quarter of 1998, the Company recognized a one-time gain of $3.2 million ($1.9 million after tax), or $0.06 per share, related to INSO's sale of its linguistic software net assets. The third quarter of 1997 included one-time charges of $2.0 million ($1.2 million after tax), or $0.04 per share, related to INSO's acquisition of Level

Five Research, Inc. and a restructuring charge affecting INSO's information products and certain of its information management tools products.

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

Income tax provision:

The income tax provision increased $11.5 million, or 20.8%, over the same period last year. This increase was the result of higher income and an increase in the effective tax rate to 41.1% in the third quarter of 1998 from 40.0% in the third quarter of 1997. The 41.1% effective tax rate includes the $3.5 million for acquired in-process research and development charge, which is not deductible for tax purposes. Excluding the charge, the Company's effective tax rate in the third quarter of 1998 would have been comparable with that of the prior year.

Nine Months Ended September 30, 1998 and 1997
---------------------------------------------

In thousands of dollars, except per share amounts

Net income:


                                                                       Nine months ended September 30,
                                                               --------------------------------------------------
                                                                                             Earnings (loss)
                                                                                                per share
                                                                  1998         1997         1998         1997
                                                               -----------  ------------  ----------   ----------
Net income before non-recurring items:                          $59,219       $59,835       $2.04        $2.09

Non-recurring items, net of taxes, where applicable:

   Extraordinary gain on extinguishment of debt                  18,010           ---        0.62          ---

   Gain on surrender of INSO Corporation common stock
      to satisfy indebtedness                                     8,924           ---        0.31          ---

   Gain on sale of INSO Corporation common stock                     24           ---         ---          ---

   Acquired in-process research and development                  (3,500)          ---       (0.12)         ---

   Gain on equity transaction of INSO Corporation                   ---         8,644         ---         0.30

   Other gains (losses)                                           1,413        (1,473)       0.05        (0.05)
                                                                -------       -------       -----        -----
Net income                                                      $84,090       $67,006       $2.90        $2.34
                                                                =======       =======       =====        =====



For the nine months ended September 30, 1998, consolidated net income was $84.1 million, or $2.90 share, compared to net income of $67.0 million, or $2.34 per share, for the same period in 1997. During 1998, the Company recognized a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share, which represented a disposition of INSO common stock used to redeem one-half of the outstanding SAILS. The Company also recognized an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per share, on the early extinguishment of the SAILS indebtedness. The acquisition of CAT included a one-time write-off of acquisition in-process research and development of $3.5 million, or $0.12 per share. During 1998, the Company also recorded a one-time gain (net of charges) of $2.4 million ($1.4 million after tax), or $0.05 per share, related to the equity investment in INSO. During the nine months ended September 30, 1997, the Company recorded a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, as a result of INSO's offering of common stock and a one-time charge of $2.5 million ($1.5 million after tax), or $0.05 per share, related to the equity investment in INSO.

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

Income tax provision:

The income tax provision increased $1.8 million, or 4.1%, during the nine months ended September 30, 1998 compared to the same period last year. The increase was due to an increase in the effective tax rate to 41.6% in 1998 from 40.3% in 1997. The increase in the effective tax rate reflects the non-deductible charge for acquired in-process research and development.

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

Net cash provided by operating activities was $36.2 million during the nine months ended September 30, 1998, a $0.7 million decrease from the $36.9 million during the same period in 1997. Excluding the non-cash effect of depreciation and amortization, equity in earnings of INSO Corporation, gain on the disposition of INSO Corporation common stock, acquired in-process research and development, and gain on equity transaction of INSO Corporation, income increased by $3.7 million. Changes in operating assets and liabilities used $4.4 million more cash during the nine months ended September 30, 1998, than in the same period in 1997.

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



                                          HOUGHTON MIFFLIN COMPANY
                                    --------------------------------------
                                                Registrant


Dated:  March 12, 1999                        /s/ Gail Deegan
                                    --------------------------------------
                                                Gail Deegan
                                          Executive Vice President,
                                          Chief Financial Officer


Dated:  March 12, 1999                       /s/ David R. Caron
                                    --------------------------------------
                                               David R. Caron
                                      Vice President, Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


Exhibit No         Description of Document            Page Number in This Report
----------         -----------------------            --------------------------
 (27)              Financial Data Schedule