Form 10-K
period 1998-12-31
HOUGHTON MIFFLIN CO
filed 1999-03-29
CIK 48638

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $1,143,583,000 as of February 28, 1999.

     The registrant had outstanding 30,080,264 shares of common stock (exclusive of Treasury shares) and 30,080,264 Preferred Stock Purchase Rights as of February 28, 1999.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1999 Annual Meeting of Stockholders are incorporated into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HOUGHTON MIFFLIN COMPANY

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                         PAGE
                                                                         ----
           PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    6
Item 3.    Legal Proceedings...........................................    7
Item 4.    Submission of Matters to a Vote of Securities Holders.......    7

           PART II
Item 5.    Market for Houghton Mifflin's Common Stock and Related
           Stockholder Matters.........................................    9
Item 6.    Selected Financial Data.....................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   12
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   24
Item 8.    Consolidated Financial Statements and Supplementary Data....   27
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   61

           PART III
Item 10.   Directors and Executive Officers of Houghton Mifflin........   61
Item 11.   Executive Compensation......................................   61
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   61
Item 13.   Certain Relationships and Related Transactions..............   61

           PART IV
Item 14.   Exhibits, Financial Statements and Schedule, and Reports on
           Form 8-K....................................................   61
           Index to Consolidated Financial Statements and Financial
           Schedules...................................................   61
           Financial Statement Schedule................................   61
           Signatures..................................................   63
           Index to Exhibits...........................................   64

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Houghton Mifflin's actual results could differ materially from the expectations described in the forward-looking statements. Some of the factors that might cause such a difference are discussed in the section entitled " 'Safe Harbor' Statement under Private Securities Litigation Reform Act of 1995" on page 25 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

(a)  DESCRIPTION OF BUSINESS

     Houghton Mifflin Company was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. Houghton Mifflin has five operating subsidiaries: McDougal Littell Inc., Evanston, Illinois, publishes educational materials for the secondary school market; The Riverside Publishing Company, Itasca, Illinois, publishes assessment materials for the educational and clinical testing markets; Great Source Education Group, Inc., Wilmington, Massachusetts, publishes supplementary instructional materials for the elementary and secondary school markets; Houghton Mifflin Interactive Corporation, Somerville, Massachusetts, develops and sells multimedia products, chiefly CD-ROM titles, in the children's, reference, and adult-hobby markets; and Computer Adaptive Technologies, Inc., Evanston, Illinois, specializes in the development and delivery of computer-based testing solutions to corporations and associations worldwide.

     Houghton Mifflin's principal business is publishing, and its operations are classified into three operating segments:

     - K-12 Publishing, which includes textbooks and other educational materials and services for the kindergarten through grade twelve, or K-12, school markets;

     - College Publishing, which includes textbooks and other educational materials and services for the college markets; and

     - Other, which includes fiction, nonfiction, children's books, dictionary and reference materials in a variety of formats and media and computer-based testing solutions.

     In this description of its business, all subsidiaries are treated as part of Houghton Mifflin.

     In December 1998, Houghton Mifflin purchased DiscoveryWorks, a science program for the elementary school market from Silver Burdett Ginn Inc., a subsidiary of Pearson Plc, for approximately $10.5 million in cash. The financial statements show the effect of DiscoveryWorks on Houghton Mifflin's operating results from the date of the acquisition in the K-12 Publishing segment.

     In July 1998, Houghton Mifflin purchased all of the outstanding stock of Computer Adaptive Technologies, Inc., or CAT, for approximately $10.7 million in cash plus an additional $6 million if agreed-upon performance and technical goals are met. The financial statements include CAT's operating results from the date of acquisition in the Other segment.

     In March 1994, Houghton Mifflin's former Software Division successfully completed an initial public offering. Houghton Mifflin retained an equity interest in the successor company, INSO Corporation, of approximately 40%. As of January 1, 1998, Houghton Mifflin owned approximately 27% of INSO's common stock. On August 1, 1998, Houghton Mifflin used approximately 1.9 million shares of INSO common stock to redeem one-half of its outstanding 6% Exchangeable Notes due 1999 -- Stock Appreciation Income Linked Securities, or SAILS, reducing Houghton Mifflin's ownership to approximately 13%.

(b)  FINANCIAL INFORMATION ABOUT THE OPERATING SEGMENTS

     Financial information about Houghton Mifflin's operating segments is in
Part II, Item 8, the Notes to Consolidated Financial Statements in Note 12 under the heading "Segment and Related Information" on page 55 and the schedule titled "Five-Year Financial Summary" on page 10.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     As a publisher, Houghton Mifflin shapes ideas, information, and instructional methods into various media that satisfy the lifelong need of people to learn, gain proficiency, and be entertained. Houghton Mifflin seeks out, selects, and generates worthwhile concepts and then enhances their value and accessibility through creative development, design, production (performed by outside suppliers), marketing, sales, and distribution. While Houghton Mifflin's works have been published principally in printed form, it publishes many programs or works in other formats including computer software, laser discs, CD-ROM, and other electronic media.

K-12 PUBLISHING

     This operating segment includes textbooks and instructional materials, tests for measuring achievement and aptitude, clinical/special needs testing products, computer-assisted as well as computer-managed instructional programs for the K-12 market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets for these products are elementary and secondary schools.

     K-12 Publishing consists of four of Houghton Mifflin's divisions:

     - The School Division, which publishes for the elementary school market;

     - McDougal Littell Inc., which publishes for the secondary school market;

     - Great Source Education Group, Inc., which publishes supplementary materials for both the elementary and secondary school markets; and

     - The Riverside Publishing Company, which serves the educational and clinical testing markets.

     Houghton Mifflin's major regional sales offices for this segment are in California, Georgia, Illinois, Massachusetts, New Jersey, and Texas. Each of these divisions has its own dedicated sales forces. Houghton Mifflin distributes products of the School Division, McDougal, and Great Source from two facilities located in Indianapolis, Indiana and Geneva, Illinois. In addition, some states require Houghton Mifflin to use in-state textbook depositories for educational materials sold in that state. Riverside's products are shipped directly from vendor site locations.

     In the school market, which consists of kindergarten through grade twelve, the process by which elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. Twenty-one states, representing approximately one-half of the United States elementary and secondary school-age population, select new instructional materials on a statewide basis for a particular subject approximately every five to eight years. These twenty-one states are referred to as "adoption states." Generally, a school or school district within an adoption state may use state monies to purchase instructional materials only from the list of publishers' programs that have been approved, or "adopted," by the particular state's governing body. In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions from the unrestricted offerings of all publishers. The industry terms "adopted" or "adoption" may be used both to describe a state governing body's approval process, or to describe a school or school district's selection and purchase of instructional materials. After adopting, or selecting, instructional materials, schools later decide the quantity and timing of their purchases.

     In general, Houghton Mifflin presents products to schools and teachers by sending samples to teachers in a school market which is considering a purchase. Sending sample copies is an essential part of marketing instructional materials. Since any educational program may have many individual components, and samples are widely distributed, the cost of sampling a new program can be substantial. In addition, once a program is purchased, Houghton Mifflin provides a variety of ancillary materials (such as teachers' editions, charts, classroom displays, classroom handouts, and tests) to purchasers at no cost.

Houghton Mifflin also conducts training sessions within a school district that has purchased its materials to help teachers learn to use its products effectively. These free materials, usually called "implementation" and "in-service" training, are a cost of doing business.

     The elementary school market, which consists of kindergarten through grade eight, has four major disciplines:

     - reading and language arts (which includes handwriting and spelling),

     - mathematics,

     - science and health, and

     - social studies.

     With the December 1998 acquisition of DiscoveryWorks, a science program for elementary schools, the School Division now develops and markets its products for all four of these disciplines.

     The secondary school market, which consists of sixth grade through twelfth grade, has six major disciplines:

     - literature and language arts,

     - mathematics,

     - social studies,

     - world languages,

     - science and health, and

     - vocational studies.

     McDougal develops and markets its products for four of these disciplines: literature and language arts, social studies, mathematics, and world languages.

     Riverside publishes tests for educational and psychological assessment, and provides career guidance products and service. Educational tests include norm-referenced tests that compare students to national performance levels. Riverside also contracts with states to custom develop criterion-referenced, standards-based educational assessments. Psychological tests are administered to one person at a time by a trained clinician or specialist. In September 1997, Houghton Mifflin acquired the assets of Wintergreen/Orchard House, Inc., a publisher of guidance products for the elementary and secondary school markets, to strengthen Riverside's guidance system product line.

COLLEGE PUBLISHING

     This operating segment, which consists of the College Division, includes textbooks, ancillary products such as workbooks and study guides, and instructional materials for introductory and upper level courses in the post-secondary higher education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities, served by the national sales office in Boston, Massachusetts, or by the regional sales office in St. Charles, Illinois. Houghton Mifflin also sells these products for high school advanced placement courses (through the McDougal sales force) and to for-profit, certificate-granting institutions, or private career schools, which offer skill-based training and job placement. Products for this segment are distributed from the Indianapolis, Indiana facility.

     In the college and private career school markets, the faculty generally selects the texts and other materials to be used in class, acting either as a committee or individually. The College Division sales force promotes product to faculty through a combination of on-campus visits, shipment of sample copies of products to instructors, and e-mail correspondence. In addition, targeted marketing and advertising to faculty, in both print and electronic form, are an important part of the selling process. For high school advanced placement courses, the selection of college product is made through the adoption process.

     For the college market, once the faculty selects the educational content for a course, students have the option of purchasing product from several different sources:

     - from bookstores;

     - through an Internet bookstore site; or

     - direct from the publisher.

     A bookstore or Internet site may purchase product for a course "new" from the publisher or, in the case of product with a copyright older than one year, "used" from other students. About 30% of all student purchases in the college market are used product. In the private career school market, the institution generally purchases product directly from the publisher and requires students to purchase the product from the institution as part of the tuition.

     The College Division publishes in approximately eighteen disciplines, including mathematics, chemistry, business, history, English, and modern languages. Most textbooks are on a three- or four-year revision cycle. Textbooks with a current-year copyright date are referred to in the industry as "frontlist" and textbooks with an older copyright date are referred to as "backlist." The success of each year's frontlist titles significantly influences sales of backlist titles in subsequent years. Consequently, most of the selling and marketing activities of college publishers focus on promoting frontlist titles.

OTHER

     Houghton Mifflin's Other operating segment consists of unallocated corporate-related items and three divisions:

     - The Trade & Reference, or Trade, Division;

     - Houghton Mifflin Interactive, or HMI; and

     - Computer Adaptive Technologies, Inc., or CAT.

     The Trade Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. The division also sells book reprint rights to paperback publishers, book clubs, and other publishers in the United States and abroad, and reference materials to schools, colleges, office supply distributors, and businesses. The Trade Division's publications are sold by its own sales force, as well as some of Houghton Mifflin's other divisional sales forces and commission agents. The division's major corporate sales and support offices are in Massachusetts and New York. In May 1997, Houghton Mifflin acquired the assets of Chapters Publishing Ltd., predominantly a publisher of cookbooks, to supplement the Trade Division's reference product line.

     HMI develops and sells multimedia products, chiefly CD-ROM titles, in the children's, reference, and adult-hobby markets. Its principal markets have been retail stores, but Houghton Mifflin is now refocusing HMI's business on the growing educational marketplace. HMI's products are sold by its own sales force and outside sales representatives, as well as some of Houghton Mifflin's other divisional sales forces and commission agents. HMI's major corporate sales and support offices are in Massachusetts.

     CAT specializes in developing and delivering computer-based testing solutions. Its principal markets are corporations and associations worldwide. CAT's products are sold by its own sales force, and its major corporate sales and support offices are in Illinois.

COMPANY BUSINESS AS A WHOLE

     Book printing and binding capacity and the availability of raw materials remained at satisfactory levels throughout the year. Houghton Mifflin is not dependent on any one supplier. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 12.

     Houghton Mifflin derives almost 90% of its revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September. Thus, Houghton Mifflin realizes more than 50% of net sales and a substantial portion of annual net income during the third quarter, making third-quarter results material to full-year performance. Houghton Mifflin also characteristically posts a net loss in the first and fourth quarters of the year, when fewer educational institutions are making purchases.

     Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant impact on Houghton Mifflin's year-to-year revenues. Although the loss of a single customer or a few customers would not have a materially adverse effect on Houghton Mifflin's business, schedules of school adoptions and market acceptance of its products can affect year-to-year revenue performance. In 1998, the increase in funding for K-12 educational materials in both adoption states and open territories more than offset fewer statewide adoption opportunities in that year as compared to 1997. See "Summary of Quarterly Results of Operations (unaudited)" for the two-year period ended December 31, 1998 on page 59.

     Houghton Mifflin expects that there will be an increase in statewide adoption opportunities, as well as additional funding opportunities, for instructional and assessment materials and services in both adoption and open territory states in 1999. The adoption opportunities will be primarily in the social studies and science disciplines for the elementary school market and in the mathematics and social studies disciplines for the secondary school market. Houghton Mifflin also expects growth opportunities in the other divisions to contribute to higher revenues year over year. During 1999, Houghton Mifflin plans to increase its investment in new products and services to take advantage of opportunities in all publishing segments. Houghton Mifflin will also continue to invest to improve operating and support systems and to comply with Year 2000 computer requirements. These investments will help Houghton Mifflin maintain a market-leading educational product line, as well as improve its efficiency, profitability, and service to customers.

     Houghton Mifflin sells its products in highly competitive markets and believes the major competitive factors are quality of product and customer service. There are approximately four significant publishers serving the elementary and secondary school markets, and approximately eight significant publishers serving the college market.

     At December 31, 1998, Houghton Mifflin employed approximately 2,830 people.

     Houghton Mifflin anticipates no substantial expenditures for compliance with environmental laws or regulations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND EXPORT SALES

     Export sales are not significant to Houghton Mifflin's three business segments.

ITEM 2.  PROPERTIES

     Houghton Mifflin's principal executive office is located at 222 Berkeley Street, Boston, Massachusetts.

     The following table describes the approximate building areas and principal uses, and the years of expiration on leased premises of Houghton Mifflin's significant operating properties at December 31, 1998. Houghton Mifflin believes that these properties are suitable and adequate for its present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

                                     EXPIRATION     APPROXIMATE        PRINCIPAL
                                    YEAR: LEASED        AREA              USE
             LOCATION                 PREMISES     IN SQUARE FEET       OF SPACE              SEGMENT USED BY
----------------------------------  ------------   --------------   ----------------   ------------------------------
OWNED PREMISES
Geneva, Illinois..................                    486,000       Offices &          K-12 Publishing; sales office
                                                                    Warehouse
Indianapolis, Indiana.............                    503,000       Offices &          K-12 Publishing and College
                                                                    Warehouse          Publishing
LEASED PREMISES
Boston, Massachusetts.............      2007          301,000       Executive &        All segments and
  222 Berkeley Street/                                              Business Offices   Corporate headquarters
  500 Boylston Street
Indianapolis, Indiana.............      2004          185,000       Warehouse          Other
West Chicago, Illinois............      2000          130,000       Warehouse          K-12 Publishing
Itasca, Illinois..................      2006           75,000       Offices            K-12 Publishing, sales office
Evanston, Illinois................      2004           71,000       Offices            K-12 Publishing; sales office
Dallas, Texas.....................      2005           70,000       Offices &          K-12 Publishing; sales office
                                                                    Warehouse
Wilmington, Massachusetts.........      2005           50,000       Offices            K-12 Publishing; corporate
                                                                                       support; sales office
Atlanta, Georgia..................      2004           44,000       Offices &          K-12 Publishing; sales office
                                                                    Warehouse
Evanston, Illinois................      2004           18,000       Offices            Other
New York, New York................      2004           15,000       Offices            Other; sales office
St. Charles, Illinois.............      2006           14,000       Offices            College Publishing; sales
                                                                                       office
Somerville, Massachusetts.........      2001           12,000       Offices            Other; sales office
Princeton, New Jersey.............      1999            5,700       Offices            K-12 Publishing; sales office

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Houghton Mifflin did not submit any matters to a stockholder vote during the last quarter of the fiscal year ended December 31, 1998.

EXECUTIVE OFFICERS OF HOUGHTON MIFFLIN

                                                                                                OTHER
                                                                                    OFFICE    POSITIONS
                          AGE AT                                                     HELD     WITH THE
NAME                      2/28/99                      OFFICE                       SINCE      COMPANY
------------------------  -------    -------------------------------------------    ------    ---------
Nader F. Darehshori.....    62       Chairman, President, and Chief Executive        1991     Director
                                     Officer
Arthur S. Battle, Jr....    48       Vice President, Human Resources                 1998        --
Albert Bursma, Jr.......    61       Executive Vice President; President, Great      1995        --
                                     Source Education Group, Inc.
David R. Caron..........    38       Vice President, Controller                      1997        --
Gail Deegan.............    52       Executive Vice President and Chief              1996        --
                                     Financial Officer
Richard C. Gershon......    39       Senior Vice President; President, Computer      1998        --
                                     Adaptive Technologies, Inc.
Elizabeth L. Hacking....    57       Senior Vice President, Strategic                1993        --
                                     Development
George A. Logue.........    48       Executive Vice President, School Division       1997        --
Julie A. McGee..........    56       Executive Vice President; President,            1995        --
                                     McDougal Littell Inc.
Mark E. Mooney..........    46       Senior Vice President, Chief Technology         1997        --
                                     Officer
John H. Oswald..........    49       Executive Vice President; President,            1992        --
                                     The Riverside Publishing Company
Conall E. Ryan..........    41       Senior Vice President; President, Houghton      1997        --
                                     Mifflin Interactive Corporation
Gary L. Smith...........    54       Senior Vice President, Administration           1991        --
June Smith..............    55       Executive Vice President, College Division      1994        --
Wendy J. Strothman......    48       Executive Vice President,                       1996        --
                                     Trade & Reference Division
Paul D. Weaver..........    56       Senior Vice President, Clerk,                   1989        --
                                     Secretary, and General Counsel

     The following information provides a brief description of the business experience of each executive officer during the past five years. Each executive officer, other than Mr. Battle, Mr. Bursma, Mr. Caron, Ms. Deegan, Mr. Gershon, Ms. McGee, Mr. Mooney, Mr. Ryan, and Ms. Strothman, has been employed by Houghton Mifflin for more than five years.

Nader F. Darehshori
1991 -- Chairman, President, and Chief Executive Officer

Arthur S. Battle, Jr.
1998 -- Vice President, Human Resources
1995 -- Divisional Vice President, Human Resources, Corning, Inc.
1993 -- Corporate Manager, Benefits, Haworth, Inc.

Albert Bursma, Jr.
1995 -- Executive Vice President; President, Great Source Education Group, Inc.* 1993 -- Executive Vice President, D.C. Heath and Company; President, School
        Division (D.C. Heath and Company was a publisher not affiliated with Houghton Mifflin prior to its acquisition on October 31, 1995.)

David R. Caron
1997 -- Vice President, Controller
1996 -- Assistant Controller
1995 -- Director-Corporate Accounting, NYNEX
1993 -- Staff Director, NYNEX

Gail Deegan
1998 -- Executive Vice President and Chief Financial Officer
1996 -- Executive Vice President, Chief Financial Officer, and Treasurer 1995 -- Senior Vice President, Regulatory and Government Affairs, NYNEX
1991 -- Vice President and Chief Financial Officer, New England Telephone, a wholly-owned subsidiary of NYNEX

Richard C. Gershon
1998 -- Senior Vice President; President, Computer Adaptive Technologies, Inc.* 1984 -- President and Chief Executive Officer, Computer Adaptive Technologies,
        Inc. (Computer Adaptive Technologies, Inc. was not affiliated with Houghton Mifflin prior to its acquisition on July 21, 1998.)

Elizabeth L. Hacking
1993 -- Senior Vice President, Strategic Development

George A. Logue
1998 -- Executive Vice President, School Division
1997 -- Senior Vice President, School Division
1994 -- Vice President, Sales and Marketing, School Division

Julie A. McGee
1995 -- Executive Vice President; President, McDougal Littell Inc.* 1994 -- Senior Vice President
1994 -- President, McDougal Littell Inc.*/Houghton Mifflin

Mark E. Mooney
1997 -- Senior Vice President, Chief Technology Officer
1996 -- Vice President, Director of Information Technology, The Bureau of
        National Affairs
1991 -- Director of Information Services, The Bureau of National Affairs

John H. Oswald
1993 -- Executive Vice President; President, The Riverside Publishing Company*

Conall E. Ryan
1997 -- Senior Vice President; President, Houghton Mifflin Interactive
        Corporation*
1996 -- President, Houghton Mifflin Interactive Corporation*
1995 -- Corporate Vice President, Houghton Mifflin Interactive
1994 -- Director, New Media, Trade & Reference Division, and Chairman, On
        Technology Corporation; Vice President, Publishing for Knowledge Adventure (a publisher not affiliated with Houghton Mifflin)

Gary L. Smith
1991 -- Senior Vice President, Administration

June Smith
1994 -- Executive Vice President, College Division
1992 -- Vice President, Editorial Director, College Division

Wendy J. Strothman
1996 -- Executive Vice President, Trade & Reference Division
1995 -- Vice President, Publisher, Adult Trade and Reference
1993 -- Director, Beacon Press (a publisher not affiliated with Houghton
        Mifflin)

Paul D. Weaver
1989 -- Senior Vice President, Clerk, Secretary, and General Counsel

* A subsidiary of Houghton Mifflin

                                    PART II

ITEM 5. MARKET FOR HOUGHTON MIFFLIN'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     Houghton Mifflin's common stock trades on the New York Stock Exchange. As of February 28, 1999, Houghton Mifflin had approximately 5,500 stockholders of record.

     The following table shows information about stock prices and dividends paid per share.

                            HOUGHTON MIFFLIN COMPANY
             STOCK PRICES AND DIVIDENDS PAID PER SHARE (UNAUDITED)

                                                  1998                            1997
                                      ----------------------------    ----------------------------
                                                          DIVIDEND                        DIVIDEND
                                       HIGH      LOW        PAID       HIGH      LOW        PAID
                                      ------    ------    --------    ------    ------    --------

First Quarter.......................  $39.00    $26.94     $0.125     $28.31    $26.75     $0.120
Second Quarter......................   35.31     31.06      0.125      33.38     26.31      0.120
Third Quarter.......................   33.56     30.19      0.125      39.19     33.00      0.125
Fourth Quarter......................   47.25     30.44      0.125      40.25     34.44      0.125
                                                           ------                          ------
Year................................                       $0.500                          $0.490
                                                           ======                          ======

ITEM 6.  SELECTED FINANCIAL DATA

     Houghton Mifflin has implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. The per-share amounts presented in the Five-Year Financial Summary on the next page and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are based on the diluted weighted average shares outstanding, unless the per-share amounts are specifically identified as basic. For further discussion of earnings per share and the effect of Statement No. 128, see Note 13 in the Notes to the Consolidated Financial Statements on page 58.

     On June 25, 1997, the Board of Directors declared a two-for-one split of Houghton Mifflin's common stock effected in the form of a 100% stock dividend to shareholders. All per-share amounts have been retroactively restated in this report to reflect the effect of the stock split.

                            HOUGHTON MIFFLIN COMPANY
                          FIVE-YEAR FINANCIAL SUMMARY
         (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                     YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1998       1997        1996         1995        1994
                                                     --------   --------   ----------   ----------   --------
OPERATING RESULTS
Net sales..........................................  $861,657   $797,320     $717,863     $529,022   $483,076
Operating income (loss)............................   102,020    106,558       87,382      (13,095)    53,464
Net interest expense...............................    33,981     38,926       40,875       13,008      6,509
Gains on INSO Corporation common stock and equity
  in earnings (losses) of INSO Corporation.........    18,797     15,901       27,446       14,659     38,185
Loss on sale of long-term investment...............    (3,017)        --           --           --         --
Acquired in-process research and development.......    (3,500)        --           --           --         --
Income (loss) before taxes and extraordinary
  item.............................................    79,269     83,533       73,953      (11,444)    85,140
Extraordinary gain on extinguishment of debt, net
  of tax...........................................    18,010         --           --           --         --
Net income (loss)..................................    63,649     49,822       43,622       (7,243)    51,191
                                                     --------   --------   ----------   ----------   --------
PER COMMON SHARE
Basic:
  Income before extraordinary item.................     $1.59      $1.76        $1.57       ($0.26)     $1.85
  Extraordinary gain on extinguishment
    of debt........................................      0.63         --           --           --         --
                                                        -----      -----        -----       ------      -----
  Basic net income (loss) per share................     $2.22      $1.76        $1.57       ($0.26)     $1.85
                                                        =====      =====        =====       ======      =====
Diluted:
  Income before extraordinary item.................     $1.57      $1.73        $1.56       ($0.26)     $1.84
  Extraordinary gain on extinguishment
    of debt........................................      0.62         --           --           --         --
                                                        -----      -----        -----       ------      -----
  Basic net income (loss) per share................     $2.19      $1.73        $1.56       ($0.26)     $1.84
                                                        =====      =====        =====       ======      =====
Dividends declared per share.......................     $0.50      $0.49        $0.48       $0.465     $0.435
Book value.........................................     13.20      10.61         9.22         8.05       8.47
Stock price -- High................................     47.25      40.25        28.32        27.38      26.50
              Low..................................     26.94      26.31        20.25        19.82      18.07
              Close................................     47.25      38.38        28.32        21.50      22.69
FINANCIAL DATA
Total assets.......................................  $975,567   $981,100   $1,006,442   $1,046,449   $497,266
Long-term debt less current portion................   274,521    371,081      500,999      426,148     99,445
Additions to book plates and property, plant, and
  equipment........................................    73,984     67,903       74,943       54,278     33,720
Dividends paid.....................................    14,388     13,959       13,371       12,845     12,026
Weighted average shares outstanding:
  Basic............................................    28,689     28,237       27,801       27,609     27,674
  Diluted..........................................    29,111     28,826       27,919       27,609     27,771
NET SALES -- CLASSES OF SIMILAR PRODUCTS
K-12 Publishing....................................  $611,770   $560,259   $  497,709   $  359,523   $303,370
College Publishing.................................   160,677    148,969      138,346       82,277     84,057
Other..............................................    89,210     88,092       81,808       87,222     95,649
                                                     --------   --------   ----------   ----------   --------
                                                     $861,657   $797,320   $  717,863   $  529,022   $483,076
                                                     ========   ========   ==========   ==========   ========

     On August 1, 1998, Houghton Mifflin redeemed 50%, or $63.3 million in aggregate principal amount, of the outstanding 6% Exchangeable Notes, or SAILS. The SAILS were redeemed with approximately 1.9 million shares of INSO common stock. The redemption represented a surrender of the shares and generated a non-cash gain on the INSO shares of $15.4 million ($8.9 million after tax), or $0.31 per share. In addition, Houghton Mifflin recorded a $31.1 million extraordinary gain ($18.0 million after tax), or $0.62 per share, as a result of the extinguishment of the SAILS indebtedness. In 1998, Houghton Mifflin recorded items related to INSO resulting from INSO's special charge of $2.8 million in connection with its acquisitions of Henderson Software, Inc. and ViewPort Development AB. Houghton Mifflin's portion of these charges amounted to approximately $0.8 million ($0.5 million after tax), or $0.01 per share. Houghton Mifflin also recorded a gain of $3.2 million ($1.9 million after tax), or $0.06 per share, resulting from INSO's sale of its linguistic software net assets.

     Houghton Mifflin recognized a loss of $3.0 million ($2.0 million after tax), or $0.07 per share, on the sale of its investment in Cassell Plc in 1998. Houghton Mifflin's acquisition of CAT in July 1998 included the purchase of certain technology under research and development, which resulted in a charge of $3.5 million, or $0.12 per share.

     In 1997, Houghton Mifflin recognized a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, representing Houghton Mifflin's portion of the increase in INSO's net equity as a result of INSO's completion of a public offering of 1.2 million shares of common stock at a net offering price of approximately $47 per share in the fourth quarter of 1996 (see Note 1 and Note 9 in the Notes to the Consolidated Financial Statements for a summary of Houghton Mifflin's recognition policy). The 1997 results include special charges of $2.5 million ($1.5 million after tax), or $0.05 per share, related to INSO's acquisition of the Mastersoft line of products from Adobe Systems Incorporated, the acquisition of Level Five Research, Inc., and a restructuring charge affecting INSO's Information Products and certain of its Information Management Tools products.

     In 1996, Houghton Mifflin recorded a gain of $34.3 million ($19.9 million after tax), or $0.71 per share, on the sale of 770,000 shares of INSO common stock. Houghton Mifflin also recorded special charges in 1996 of $11.7 million ($7.1 million after tax), or $0.25 per share, relating to its investment in INSO, resulting from INSO's acquisitions of ImageMark Software Labs, Inc. and Electronic Book Technologies, Inc.

     In October 1995, Houghton Mifflin completed the acquisition of D.C. Heath and Company from Raytheon Company in a purchase transaction. As a result, Houghton Mifflin recorded in 1995 charges totaling $49.3 million ($30.0 million after tax), or $1.09 per share, associated with the integration of the Heath business. In 1995, there was a $2.2 million charge, or $0.08 per share, relating to Houghton Mifflin's investment in INSO resulting from INSO's acquisition of Systems Compatibility Corporation. Houghton Mifflin also recorded a gain in 1995 of $13.1 million ($7.8 million after tax), or $0.28 per share, in connection with an additional public offering of 1.2 million shares made by INSO.

     In 1994, Houghton Mifflin recognized a gain of $36.2 million ($22.8 million after tax), or $0.82 per share, in connection with the initial public offering of INSO, the successor company to its former Software Division.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

RESULTS OF OPERATIONS

Net income:

                                                          TWELVE MONTHS ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                                                 DILUTED EARNINGS
                                                                                 (LOSS) PER SHARE
                                                                               ---------------------
                                                  1998      1997      1996     1998    1997    1996
                                                 -------   -------   -------   -----   -----   -----
                                                 (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Income after tax, but excluding extraordinary
  and infrequent items:........................  $40,750   $42,650   $30,834   $1.40   $1.48   $1.10
  Extraordinary and infrequent items, net of
     taxes, where applicable:
     Extraordinary gain on extinguishment of
       debt....................................   18,010        --        --    0.62      --      --
     Gain on surrender of INSO Corporation
       common stock to satisfy indebtedness....    8,913        --        --    0.31      --      --
     Gain on sale of INSO Corporation common
       stock...................................       24        --    19,871      --      --    0.71
     Loss on sale of long-term investment......   (1,961)       --        --   (0.07)     --      --
     Acquired in-process research and
       development.............................   (3,500)       --        --   (0.12)     --      --
     Gain on equity transaction of INSO
       Corporation.............................       --     8,645        --      --    0.30      --
     Other gains (losses)......................    1,413    (1,473)   (7,083)   0.05   (0.05)  (0.25)
                                                 -------   -------   -------   -----   -----   -----
Net income.....................................  $63,649   $49,822   $43,622   $2.19   $1.73   $1.56
                                                 =======   =======   =======   =====   =====   =====

     Consolidated net income in 1998 was $63.6 million, or $2.19 per share, compared to net income of $49.8 million, or $1.73 per share, in 1997 and net income of $43.6 million, or $1.56 per share, in 1996.

     Income after tax, but excluding extraordinary and infrequent items for 1998 would have been $40.8 million, or $1.40 per share, compared to income after tax, but excluding infrequent items of $42.7 million, or $1.48 per share, in 1997. The primary reasons for the decrease was the dilution arising from the operating expenses and goodwill amortization of CAT (acquired in July 1998) and costs related to Houghton Mifflin's unsuccessful bid for a portion of Simon & Schuster's publishing assets. Increases in product development spending, higher selling expenses, and additional costs related to information systems initiatives and the Year 2000 computer issue were offset by higher sales.

     Income after tax, but excluding infrequent items of $42.7 million, or $1.48 per share, in 1997, compared to $30.8 million, or $1.10 per share, in 1996. The primary reasons for the increase was higher net sales and the operating margin improvements described below.

     During 1998, Houghton Mifflin recognized a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share, resulting from the surrender of INSO common stock to redeem one-half of the outstanding SAILS. Houghton Mifflin also recognized an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per share, on the extinguishment of the SAILS indebtedness. In 1998, Houghton Mifflin recognized a loss of $3.0 million ($2.0 million after tax), or $0.07 per share, on the sale of its investment in Cassell Plc. The acquisition of CAT included the purchase of certain technology under research and development which resulted in a charge of $3.5 million, or $0.12 per share. During 1998, Houghton Mifflin also recorded a one-time gain (net of charges) of $2.4 million ($1.4 million after tax), or $0.05 per share, related to the equity investment in INSO.

     In 1997, Houghton Mifflin recognized a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, representing its portion of the increase in INSO's net equity as a result of INSO's completion of a public offering in 1996, and a special charge of $2.5 million ($1.5 million after tax), or $0.05 per share, related to the equity investment in INSO.

     In 1996, Houghton Mifflin recorded a gain of approximately $34.3 million ($19.9 million after tax), or $0.71 per share, from the sale of 770,000 shares of INSO common stock. The 1996 results also include acquisition charges of $11.7 million ($7.1 million after tax), or $0.25 per share, related to the equity investment in INSO.

Net sales:

                                                                         INCREASE (DECREASE)
                                                                    ------------------------------
                                TWELVE MONTHS ENDED DECEMBER 31,    1998 VS. 1997   1997 VS. 1996
                                ---------------------------------   -------------   --------------
                                  1998        1997        1996         $       %       $       %
                                ---------   ---------   ---------   -------   ---   -------   ----
                                        (IN THOUSANDS OF DOLLARS, EXCEPT PERCENT AMOUNTS)

K-12 Publishing...............  $611,770    $560,259    $497,709    $51,511   9.2%  $62,550   12.6%
College Publishing............   160,677     148,969     138,346     11,708   7.9    10,623    7.7
Other.........................    89,210      88,092      81,808      1,118   1.3     6,284    7.7
                                --------    --------    --------    -------         -------
          Total net sales.....  $861,657    $797,320    $717,863    $64,337   8.1%  $79,457   11.1%
                                ========    ========    ========    =======         =======

     Houghton Mifflin's net sales in 1998 increased $64.3 million, or 8.1%, to $861.7 million from $797.3 million in 1997. The K-12 Publishing segment's net sales of $611.8 million in 1998 were $51.5 million, or 9.2%, above 1997 net sales of $560.3 million. All divisions in the K-12 Publishing segment reported increased revenues in 1998 due to strong sales performance in statewide adoption and open territory opportunities, as well as increased funding for instructional and assessment materials. The College Publishing segment's net sales of $160.7 million in 1998 increased $11.7 million, or 7.9%, from $149.0 million in 1997. Sales of both new editions and backlist titles in the college market rose, and sales to the high school advanced placement market increased significantly. The Other segment's net sales in 1998 increased by $1.1 million, or 1.3%, to $89.2 million from $88.1 million in 1997. The Trade Division's net sales were higher in 1998 compared to 1997 due to increased sales of adult, children's, and reference products, partially offset by lower guidebook sales, reflecting the expiration of the Insight Travel Guide distribution arrangement on December 31, 1997. The Other net sales increase also reflects the inclusion of sales from CAT, a new division acquired in 1998. Partially offsetting these net sales increases was lower net sales at HMI. HMI's sales declined year over year due to increased competition in the retail channel. Houghton Mifflin is refocusing HMI's business on the growing educational marketplace rather than in the retail market.

     Houghton Mifflin's net sales in 1997 increased $79.5 million, or 11.1%, to $797.3 million from $717.9 million in 1996. The K-12 Publishing segment's net sales of $560.3 million in 1997 were $62.6 million, or 12.6%, above 1996 net sales of $497.7 million. All divisions in the K-12 Publishing segment reported increased revenues over the previous year, with the School Division and McDougal reporting the largest dollar increases. These two divisions benefited from greater sales opportunities in 1997 in both adoption states and open territories. The College Publishing segment's net sales increased $10.6 million, or 7.7%, to $149.0 million in 1997 from $138.3 million in 1996. The College Publishing segment's frontlist and backlist performed extremely well and book returns declined. The Other segment's net sales in 1997 increased by $6.3 million, or 7.7%, to $88.1 million from $81.8 million in 1996. This gain was due to strong market response to Mariner Books (the Trade Division's new paperback imprint), higher net sales of adult, children's, and reference titles, and increased sales from HMI.

Costs and expenses:

                                                                              INCREASE (DECREASE)
                                                                       ----------------------------------
                                   TWELVE MONTHS ENDED DECEMBER 31,     1998 VS. 1997      1997 VS. 1996
                                   --------------------------------    ---------------    ---------------
                                     1998        1997        1996         $        %         $        %
                                   --------    --------    --------    -------    ----    -------    ----
                                             (IN THOUSANDS OF DOLLARS, EXCEPT PERCENT AMOUNTS)

Cost of sales....................  $390,922    $362,501    $329,686    $28,421     7.8%   $32,815    10.0%
Selling and administrative,
  excluding intangible asset
  amortization...................   340,207     300,347     274,062     39,860    13.3     26,285     9.6
Intangible asset amortization....    28,508      27,914      26,733        594     2.1      1,181     4.4
                                   --------    --------    --------    -------            -------
         Total costs and
           expenses..............  $759,637    $690,762    $630,481    $68,875    10.0%   $60,281     9.6%
                                   ========    ========    ========    =======            =======

Cost of sales:

     In 1998, cost of sales increased $28.4 million, or 7.8%, to $390.9 million from $362.5 million during 1997. The increased cost of sales was due to higher net sales and increased editorial expenses and plate amortization. As a percent of sales, cost of sales decreased slightly to 45.4% in 1998 from 45.5% in 1997. Although editorial expenses and plate amortization were considerably higher in absolute dollars, the net sales gains offset the percentage increase in these items.

     Primarily as a result of higher sales, cost of sales in 1997 rose $32.8 million, or 10%, to $362.5 million from $329.7 million in 1996. Cost of sales as a percent of sales decreased to 45.5% in 1997 from 45.9% in 1996. This improvement was primarily due to lower editorial expense and plate amortization as a percent of sales.

Selling and administrative:

     In 1998, selling and administrative expenses, excluding intangible asset amortization, were $340.2 million, an increase of $39.9 million, or 13.3%, from $300.3 million in 1997. As a percent of sales, selling and administrative expenses increased to 39.5% in 1998 from 37.7% in 1997. The primary reasons for this increase were higher costs related to information systems initiatives and the Year 2000 computer issue, the additional selling and administrative costs for the operations of CAT, and increased selling expenses related to sales opportunities in 1999.

     Selling and administrative expenses, excluding intangible asset amortization, in 1997 were $300.3 million, an increase of $26.3 million, or 9.6%, over the $274.1 million recorded in 1996. Selling and administrative expense declined as a percent of sales to 37.7% in 1997 from 38.2% in 1996. The primary reason for this improvement was a decrease in distribution costs as a result of a new warehouse management system and other operating improvements. An increase in selling costs as a percent of sales partially offset this decrease, reflecting, in part, additional personnel to expand the sales force and increased sampling and implementation expenses. These increases were made to take advantage of increased sales opportunities in both adoption states and open territories in 1997. Administrative costs also increased marginally as Houghton Mifflin began efforts to improve its customer support system and to address the Year 2000 computer issue.

Equity in earnings (losses) of INSO Corporation:

     During 1998, Houghton Mifflin recognized $3.4 million in equity earnings of INSO, representing $3.2 million of a one-time gain and $1.0 million of INSO's earnings, partially offset by $0.8 million of one-time charges recognized by INSO. During 1997, Houghton Mifflin recognized $1.0 million in equity earnings of INSO, of which $3.5 million related to INSO's earnings, offset by $2.5 million related to one-time charges recognized by INSO. During 1996, Houghton Mifflin recognized $6.8 million in equity losses of INSO, of which $11.7 million was one-time charges recognized by INSO, offset by $4.9 million of INSO's earnings.

Net interest expense:

     Net interest expense of $34.0 million in 1998 decreased $4.9 million from $38.9 million in 1997. The reduction was primarily due to repayment of $68.7 million of debt in the fourth quarter of 1997 and the extinguishment of $63.3 million of SAILS debt in August 1998.

     Net interest expense of $38.9 million in 1997 decreased $2.0 million from $40.9 million in 1996. The reduction was primarily a result of the paydown of $29.8 million of debt in the fourth quarter of 1996 and lower working capital borrowings in 1997, partially offset by higher interest rates in 1997.

Other expense:

     In 1998, Houghton Mifflin recognized a $1.1 million pre-tax charge related to its unsuccessful bid for a portion of Simon & Schuster's publishing assets.

Income taxes:

     The provision for taxes in 1998 decreased $0.1 million from 1997. This decrease was primarily due to the decrease in operating income in 1998 compared to 1997, offset by an increase in the effective tax rate to 42.4% in 1998 from 40.4% in 1997. The increase in the effective tax rate was primarily due to the acquired in-process research and development charge.

     The provision for taxes in 1997 increased $3.4 million, or 11%, over 1996. This increase was the result of the higher operating income in 1997 compared to 1996, partially offset by a decrease in the effective tax rate to 40.4% in 1997 from 41.0% in 1996.

K-12 PUBLISHING

     The K-12 Publishing segment's net sales of $611.8 million in 1998 were $51.5 million, or 9.2%, above 1997 net sales of $560.3 million. This increase was due to strong sales performance in statewide adoption and open territory opportunities, as well as increased funding for instructional and assessment materials. McDougal's sales increased 13% due to its strong performance in mathematics and social studies adoptions. Riverside reported a 17% increase in sales due to higher sales of group assessment and clinical tests. Riverside is benefiting both from increased funding for assessment programs and from its strategy to invest in the development of criterion-referenced tests. Great Source had a sales increase of 25%, principally in its Write Source and mathematics product lines. The School Division's English, spelling, and new reading intervention programs performed extremely well in both adoption states and open territories. The School Division's reading program did not generate increased sales year over year, but sales from this product line were higher than originally projected. The School Division's math program had higher sales year over year, but less than originally expected. Overall, the School Division had a year-over-year net sales gain rather than the decline initially expected.

     Operating income for the K-12 Publishing segment increased $1.1 million, or 1.2%, to $97.9 million in 1998 from $96.8 million in 1997. The resulting operating margin for 1998 was 16.0% compared to 17.3% in 1997. The decrease in operating margin was primarily due to the increase in editorial costs incurred for product revisions and new product development and a change in the mix of products sold, which included a higher percent of revenues from products with lower margins. Increased selling expense also contributed to this decrease. Higher selling expense was related to the cost of preparing for anticipated sales opportunities in 1999. The year-over-year increase in administrative expense as a percent of sales was primarily due to additional costs related to information systems initiatives and the Year 2000 computer issue and the inclusion of gains recorded on the sales of property in 1997, which, in turn, lowered administrative expense in 1997.

     The K-12 Publishing segment's net sales of $560.3 million in 1997 represented a $62.6 million, or 12.6%, increase over 1996 net sales of $497.7 million. In elementary and secondary school publishing, the School Division and McDougal contributed an increase of $49.1 million, benefiting from the increased sales opportunities in adoption states and open territories. The School Division's reading program had higher sales in state adoptions and open territories, as did its social studies program. McDougal gained significant market share in adoption states and open territories with its language arts and Spanish language programs. Great Source reported a 12% increase in net sales primarily due to the Write Source product line. Riverside's sales increased 17%, primarily as a result of increased sales of education and clinical assessment materials.

     Operating income for the K-12 Publishing segment increased $14.1 million, or 17.0%, to $96.8 million in 1997 from $82.7 million in 1996. The resulting operating margin for 1997 was 17.3% compared to 16.6% in 1996. The operating margin improvement was primarily due to the increase in net sales and lower expenses as a percent of sales in 1997. Distribution, editorial, and plate expenses decreased as a percent of sales in 1997 compared to 1996. Investments in a warehouse management system and other operating improvements reduced distribution costs. Although editorial and plate expenses were higher in absolute dollars, as a percentage of sales they were lower in 1997 primarily due to higher net sales. Increased selling and administrative costs partially offset these decreases. The increase in selling costs was the result of the large number of sales opportunities in adoption states and open territories in 1997. Houghton Mifflin expanded its sales force in preparation for these opportunities, and sampling and implementation expenses were higher. Administrative costs increased due to the investments in information system initiatives and costs related to the Year 2000 computer issue.

COLLEGE PUBLISHING

     The College Publishing segment reported net sales of $160.7 million in 1998, a 7.9% increase over 1997 net sales of $149.0 million. Sales of both frontlist and backlist titles as well as sales to the high school advanced placement market increased significantly.

     Operating income for the College Publishing segment increased $3.9 million, or 24.5%, to $19.7 million in 1998 from $15.9 million in 1997. The resulting operating margin for 1998 was 12.3% compared to 10.6% in 1997. The operating margin improvement was primarily due to the increase in net sales and lower manufacturing and editorial expense as a percent of sales. These decreases were partially offset by higher administrative expense. The higher administrative expense was due to additional costs related to information system initiatives and the Year 2000 computer issue.

     The College Publishing segment reported 1997 net sales of $149.0 million, a 7.7% increase over 1996 net sales of $138.3 million. Its sales of frontlist and backlist titles increased and book returns declined.

     In 1997, operating income for the College Publishing segment increased $3.4 million, or 27.4%, to $15.9 million from $12.4 million in 1996. The resulting operating margin for 1997 was 10.6% compared to 9.0% in 1996. The operating margin improvement was primarily due to the increase in net sales and lower distribution, manufacturing, and plate expenses as a percent of sales in 1997 compared to 1996. Investments in a new warehouse management system and other operating improvements helped reduced distribution costs. Manufacturing costs were lower as a percent of sales primarily due to a change in the sales mix, which included a higher percent of revenues from products with higher margins. Higher administrative costs were due to the investments in information system initiatives and the Year 2000 computer issue, partially offset these decreases.

OTHER

     The Other segment's net sales in 1998 increased by $1.1 million to $89.2 million from $88.1 million in 1997. This increase was primarily attributable to the Trade Division, where sales increased by 4.0% due to higher sales of adult, children's, and reference titles. Excluding the 1997 revenues from Insight Travel Guides, which were no longer being distributed by this division after December 1997, sales would have increased by more than 10%. The sales increase in this segment was also due to the inclusion of sales from CAT, a new division acquired in 1998. Partially offsetting these increases were lower net sales from HMI. Houghton Mifflin is refocusing HMI's business on the growing educational marketplace rather than in the retail market.

     The Other segment's operating loss was $15.7 million in 1998 compared to $6.1 million in 1997. The increased operating loss was primarily due to the operating loss attributable to Houghton Mifflin's acquisition of CAT, the higher loss at HMI due to lower sales, and costs incurred in moving the Trade Division's distribution facility in 1998.

     In 1997, the Other segment's net sales increased by $6.3 million, or 7.7%, to $88.1 million from $81.8 million in 1996. Higher sales in 1997 were due to the Trade Division, which had increased sales of adult and juvenile books and dictionary products, as well as revenues from the acquisition of Chapters, a cookbook imprint purchased in the second quarter of 1997. Lower distribution income partially offset these increases. The gain in adult and juvenile books was due to increased sales of new titles and promotion of the backlist, led by Mariner Books. HMI's net sales in 1997 increased 39% due to an increase in the number of product offerings and the number of retail outlets through which its titles are sold.

     The Other segment's operating loss was $6.1 million in 1997 compared to $7.8 million in 1996. The improvement was primarily due to increased net sales and improved margin in the Trade Division.

LIQUIDITY AND CAPITAL RESOURCES

     Houghton Mifflin's principal businesses are seasonal, with almost 90% of its revenues derived from educational publishing in the K-12 and College Publishing segments, markedly seasonal businesses. Houghton Mifflin realizes more than 50% of net sales and a substantial portion of net income during the third quarter and characteristically posts a net loss in the first and fourth quarters of the year.

     This sales seasonality affects Houghton Mifflin's operating cash flow. Houghton Mifflin normally incurs a net cash deficit from all of its activities through the middle of the third quarter of the year. Houghton Mifflin funds the deficit through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

     In 1998, net cash provided by operating activities was $146.8 million, an increase of $5.0 million from $141.8 million in 1997. Net income excluding non-cash items increased by $11.5 million in 1998 from 1997. Changes in operating assets and liabilities used $6.5 million more cash during 1998 than in 1997. This increase was primarily due to the increase in income tax payments relating to the surrender of INSO common stock and the redemption of the SAILS, offset by lower working capital requirements.

     Net cash provided by operating activities was $141.8 million in 1997, an increase of $39.8 million from $102.0 million in 1996. Net income excluding non-cash items increased $21.5 million in 1997 from 1996. Changes in operating assets and liabilities provided $18.3 million more cash in 1997 than 1996 due to lower working capital requirements and lower income tax payments.

     Houghton Mifflin anticipates that cash provided by operating activities in 1999 will be lower than in 1998 due to higher working capital needs, partially offset by higher earnings.

     Houghton Mifflin used $97.8 million in cash for investing activities in 1998, an increase of $26.0 million over the $71.8 million used during 1997. The increase reflects a $15.8 million increase for acquisitions of publishing and technology assets, an increase in property, plant, and equipment expenditures of $7.0 million incurred primarily for information systems initiatives in 1998, and the $5.2 million in proceeds from the sales of property and plant in 1997. Houghton Mifflin received $0.8 million in proceeds from the sale of 400,000 ordinary shares of Cassell Plc in 1998.

     Houghton Mifflin used $71.8 million in cash for investing activities in 1997, an increase of $5.5 million over the $66.3 million used during 1996. Excluding the $24.2 million Houghton Mifflin received from the sale of shares of INSO common stock in 1996, cash required for investing activities decreased by $18.7 million, principally due to a $7.9 million decrease in book plate expenditures, a $6.5 million decrease in acquisition of publishing assets, and from $5.2 million in proceeds from the sales of property in 1997 compared to 1996.

     Houghton Mifflin used $50.7 million for financing activities in 1998, primarily to make net repayments of $39.5 million of debt in the fourth quarter of 1998 and pay dividends. Total borrowings decreased $102.7 million to $369.7 million as of December 31, 1998 from $472.4 million at the end of 1997. Houghton Mifflin's percentage of debt (commercial paper borrowings, current portion of long-term debt, and long-term debt) to total capitalization (debt plus stockholders' equity) decreased to 48.1% at the end of 1998 from the 59.8% at the end of 1997. The decrease in debt was due to the non-cash redemption of 50%, or $63.3 million in principal amount of outstanding SAILS using INSO common stock, repayment of $40 million of medium-term notes, and repayment of $49.5 million of commercial paper borrowings, offset by $50 million of borrowings under Houghton Mifflin's five-year revolving commitment.

     Houghton Mifflin used $76.0 million for financing activities in 1997, primarily to repay $68.7 million of debt in the fourth quarter of 1997 and pay dividends. Total debt decreased to $472.4 million as of December 31, 1997 from $541.0 million at the end of 1996. Houghton Mifflin's percentage of debt (commercial paper borrowings, current portion of long-term debt, and long-term debt) to total capitalization (debt plus stockholders' equity) decreased to 59.8% at the end of 1997 from 66.7% at the end of 1996 primarily as a result of paying down $90 million outstanding under the five-year credit facility and $40 million of medium-term notes, offset by commercial paper borrowings of $61.3 million.

     In 1998, Houghton Mifflin's average short-term borrowing was $72.3 million, an increase of $5.4 million from 1997. Seasonal borrowing needs increased as a result of higher operating expenditures and increased working capital requirements.

     In 1997, Houghton Mifflin's average short-term borrowing was $66.9 million, a decrease of $10.7 million from 1996. The decrease was primarily due to higher earnings, lower operating expenses, and a decrease in book plate expenditures from 1996.

     In August 1995, Houghton Mifflin completed a $126.6 million public offering of 6% Exchangeable Notes due in 1999 at a public offering price of $34 per SAILS. In August 1998, Houghton Mifflin redeemed 50%, or $63.3 million in aggregate principal amount, of its outstanding SAILS. The SAILS were redeemed at an exchange rate equal to (i) two shares of the common stock of INSO, par value $0.01 per share, for each SAILS, or approximately 1.9 million shares, and (ii) cash of $2.0 million for the payment of accrued and unpaid interest at the date of the redemption.

     The remaining 50%, or $63.3 million in aggregate principal amount, of the outstanding SAILS is due on August 1, 1999 and therefore has been classified as current debt outstanding. The principal amount of each outstanding SAILS will be mandatorily exchanged for a number of shares of INSO common stock or, at Houghton Mifflin's option, cash with an equal value. If Houghton Mifflin chooses to redeem the SAILS with shares of INSO common stock, it would record a gain or loss representing the difference between the redemption amount and the book value of Houghton Mifflin's investment in INSO. Under the terms of the SAILS agreement, the number of shares that would be exchanged for the SAILS depends on the fair market value of INSO common stock on the redemption date. If the price of one share of INSO common stock is equal to or less than $34, then approximately 1.9 million shares would be exchanged. Between $34 and $39.44 per share, the number of shares that would be exchanged decreases from 1.9 million to 1.65 million. At $39.44 or more per share for INSO common stock, Houghton Mifflin would exchange 1.65 million shares. Houghton Mifflin would record as non-cash interest expense over the remaining term of the SAILS the excess of the market value of the current INSO common stock price over the maximum redemption price of $39.44 per INSO share. Based upon INSO's December 31, 1998 stock price, there is no additional non-cash interest expense to be recorded through August 1999. The INSO shares may be sold by Houghton Mifflin, subject to certain restrictions, as market conditions and events warrant.

     At December 31, 1998, Houghton Mifflin has a $300 million unsecured revolving credit facility, the Revolving Credit Facility, for which Houghton Mifflin pays annual commitment fees. Borrowings under the Revolving Credit Facility are outstanding under a five-year revolving commitment which expires on October 31, 2000. This credit facility requires Houghton Mifflin to comply with certain covenants, the most restrictive of which include maintenance of a specific level of net worth, fixed-charge coverage ratio, and debt-to-equity ratio. At December 31, 1998, the outstanding balance on this credit facility was $50 million, at a weighted average interest rate of 5.5875%. No amounts were outstanding under this credit facility at December 31, 1997. Management routinely evaluates interest rates available to Houghton Mifflin under the Revolving Credit Facility as compared to those available through the issuance of commercial paper. The amount outstanding under the Revolving Credit Facility of $50 million has been excluded from current liabilities at December 31, 1998 because Houghton Mifflin intends that at least that amount would remain outstanding under the Revolving Credit Facility, or would be issued as additional commercial paper, for an uninterrupted period extending beyond one year from the balance sheet date.

     Houghton Mifflin currently expects that cash flow from operations for the full year 1999 will be sufficient to cover investment activities and dividend payments as well as to repay by year end a portion of the debt outstanding at the beginning of 1999. Houghton Mifflin intends to continue using the short-term debt market, primarily commercial paper, for seasonal liquidity needs.

PENDING ACCOUNTING PRONOUNCEMENTS:

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which must be adopted for fiscal years beginning after December 15, 1998, and the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities," which must be adopted for fiscal years beginning after June 15, 1999. Houghton Mifflin is currently evaluating the effects of implementing these statements.

IMPACT OF INFLATION AND CHANGING PRICES

     Although inflation is currently well below levels in prior years and has, therefore, benefited recent Houghton Mifflin results, particularly in the area of manufacturing costs, there are offsetting costs. Houghton Mifflin's ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

     Prices for paper have moderated in 1997 and 1998. Houghton Mifflin expects this trend to continue in 1999.

     The most significant investments affected by inflation include book plates; other property, plant, and equipment; and inventories. Houghton Mifflin uses the last-in, first-out (LIFO) method to value substantially all inventory and, therefore, the cost of inventory charged against income approximates replacement value. The incremental replacement cost expense amounted to $15.8 million in 1998 compared with $12.9 million in 1997.

     Houghton Mifflin's publishing business requires a high level of investment in book plates for its educational and reference works, which represented approximately 8.3% of total assets at December 31, 1998, and, increasingly in other property, plant, and equipment, which represented 5.1% of consolidated assets at December 31, 1998. Houghton Mifflin continues to commit funds to the publishing areas through both internal growth and acquisitions.

     Houghton Mifflin believes that by valuing its inventory using the LIFO method, continuing to emphasize technological improvements, and quality control, it can continue to moderate the impact of inflation on its operating results and financial position.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of CAT in July 1998, Houghton Mifflin wrote off in-process research and development totaling $3.5 million in the third quarter of 1998. The charge was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative use. This amount represents an allocation of the purchase price related to an application module called CAT Software System Version 7. This project represents an integrated application suite of products whose functionality includes test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security. Houghton Mifflin anticipates that the product using the acquired in-process research and development will be released during 1999. Houghton Mifflin expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of this product will be achieved.

     The nature of the efforts required to develop the acquired in-process research and development into a commercially viable product principally relate to the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements.

     The value of the acquired in-process research and development was determined by estimating the projected net cash flows related to the product and the stage of completion of the product. These cash flows were discounted to the net present value. The resulting projected net cash flows from the project were based on management's estimates of revenues and operating profits related to the product. The revenue estimates used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by Houghton Mifflin and its competitors. The rates utilized to discount the net cash flows to the net present value were based on a discount rate of 30%. This discount rate takes into account the time value of money and investment risks factors described above.

     The estimates used by Houghton Mifflin in valuing the in-process research and development were based upon assumptions Houghton Mifflin believes to be reasonable but which are inherently uncertain and unpredictable. Houghton Mifflin's assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the projected results. Any such variances may adversely affect the sales and profitability of future periods. Additionally, the value of other intangible assets may become impaired.

OUTLOOK

     Houghton Mifflin's revenue opportunities in the K-12 market in 1999 are expected to be greater than in 1998 due to an increase in statewide adoption opportunities, as well as additional funding available at the state level for educational and assessment materials. Included in the sales growth will be sales generated from the science discipline in the elementary school market due to the DiscoveryWorks acquisition in December 1998. All other divisions are also expected to have growth opportunities, and Houghton Mifflin expects sales to increase in 1999 by approximately 10%.

     Houghton Mifflin anticipates that the sales growth will generate increased gross margin, which will be partially offset by increased investment in products and support systems and higher selling expense in 1999. Houghton Mifflin expects editorial expense and plate amortization to increase by approximately 12-15%. These increases are related to investment in product revisions and new products and services to take advantage of statewide adoption opportunities in the K-12 Publishing segment in 2000 through 2002, including a significant investment to revise the science program. Houghton Mifflin also expects selling expense in the second half of 1999 to increase due to the increase in statewide adoption opportunities in 2000. Houghton Mifflin will also continue to invest to improve operating and support systems and to comply with Year 2000 computer requirements. These investments will help maintain market-leading product lines, as well as improve efficiency, profitability, and service to customers. Houghton Mifflin expects the cost of investments in new computer systems and Year 2000 compliance in 1999 to be approximately $3.0 million higher than in 1998.

EFFECT OF THE YEAR 2000 COMPUTER ISSUE

     The statements in this section are "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 computer issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of Houghton Mifflin's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, ship products, or engage in similar normal business activities. In addition to hardware and software, the Year 2000 computer issue may also affect printers, facsimile machines, security systems, elevators, and other systems that are controlled by microprocessors. The Year 2000 computer issue will affect Houghton Mifflin, its vendors and suppliers, customers, and other third parties with whom Houghton Mifflin does business.

     To address this issue, Houghton Mifflin has created a plan under the direction of a Program Management Office, which consists of a team of Houghton Mifflin personnel and third-party consultants. The phases of the plan include assessment, remediation or replacement, testing and certification, and implementation. As part of this effort, the Program Management Office provides regular updates to management and the Board of Directors, as well as information bulletins to the entire company.

     Houghton Mifflin is focusing on the following four areas of exposure: information technology; non-information technology, or non-IT systems (for example, climate control systems, copy machines, security systems, etc.); technology products sold by Houghton Mifflin; and third-party relationships. Houghton Mifflin is using the status-of-completion method to evaluate its progress on the Year 2000 computer issue. This method compares the level of effort necessary to complete the task with the level of effort expended to date.

     Houghton Mifflin has completed its evaluation of the Year 2000 readiness of CAT, which was acquired in July 1998. Some expected completion dates have been extended to reflect CAT's state of readiness, and the following disclosure includes the effect of CAT upon Houghton Mifflin's Year 2000 readiness.

     Information technology includes mainframe applications, client server applications, end-user applications, infrastructure hardware and software, and networks and voice systems. Houghton Mifflin has completed the assessment of all information technology systems that it believes could be significantly affected by the Year 2000 computer issue, and has determined that it will have to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The assessment also showed that for certain older systems, such as customer order management, accounts receivable, royalty, and human resources, complete replacement of the applications is the best alternative. Complete replacement will not only remediate the Year 2000 computer issue but will expand the current system capabilities and provide a platform for Houghton Mifflin's future growth. The following chart (excluding the customer order management system) presents the estimated average status of completion for this area, and the expected completion date for each phase.

                                                              ESTIMATED        EXPECTED
                                                              AVERAGE %       COMPLETION
RESOLUTION PHASE                                              COMPLETION         DATE
----------------                                              ----------    ---------------
Assessment..................................................     100%          Completed
Remediation or Replacement..................................      80         July 31, 1999
Testing and Certification...................................      45        August 31, 1999
Implementation..............................................      45        August 31, 1999

     The expected completion date of the customer order management system has been extended due to an increase in the scope of work to complete the project. Houghton Mifflin has completed the assessment phase of this system and is approximately 35% complete with the replacement phase. The replacement, testing, and implementation phases are expected to be completed by October 31, 1999. Houghton Mifflin is also developing a contingency plan for this system, which includes remediation of the existing system.

     The following chart presents the estimated average status of completion for critical non-IT systems and the expected completion date of each phase.

                                                              ESTIMATED          EXPECTED
                                                              AVERAGE %         COMPLETION
RESOLUTION PHASE                                              COMPLETION           DATE
----------------                                              ----------    ------------------
Assessment..................................................     100%           Completed
Remediation or Replacement..................................     100            Completed
Testing and Certification...................................      75          June 30, 1999
Implementation..............................................       0          June 30, 1999

     Houghton Mifflin is also in the process of assessing the compliance of its technology product lines by testing the products in a Year-2000-compliant environment. The test results will determine any required action, including remediation, replacement, or retirement. In most cases, Houghton Mifflin believes there will be no need for remediation or replacement of the product. Houghton Mifflin expects to complete this assessment by March 31, 1999 and believes that it will be able to complete any appropriate remedial actions by December 31, 1999. Based upon preliminary results, Houghton Mifflin does not expect that the effect of Year 2000 issues on Houghton Mifflin's technology products presents a material exposure.

     Houghton Mifflin has identified its most important customers, suppliers, and business partners (for example, printers, paper suppliers, distributors, and financial institutions), and has contacted them to determine the extent to which Houghton Mifflin may be vulnerable in the event that those parties fail to properly correct their own Year 2000 computer issues. Houghton Mifflin is monitoring the responses and progress of these parties. In addition, Houghton Mifflin intends to test critical systems interfaces, such as order and inventory transactions. Houghton Mifflin is in the process of working with the parties with whom it has these interfaces to reduce the risk of business interruptions. To date, Houghton Mifflin is not aware of any third party whose Year 2000 issues would have a material effect on Houghton Mifflin, but has no independent means of ensuring that third parties will be Year 2000 ready or whether their remediation efforts will be compatible with those of Houghton Mifflin.

     Houghton Mifflin is using both internal and external resources to reprogram or replace and test software for Year 2000 modifications. Management currently expects the total cost of the Year 2000 computer project, including costs to enhance the functionality of certain systems as well as to address the Year 2000 computer issue, to be approximately $30-35 million, which is being funded through operating cash flows. Of this total, approximately $10-14 million is for the purchase of new software and hardware that will be capitalized. The remaining $17-21 million will be expensed as incurred. As of December 31, 1998, Houghton Mifflin has spent approximately $16 million ($8 million expensed and $8 million capitalized for new systems) on its Year 2000 computer project and the development of new systems and systems modifications.

     Houghton Mifflin believes that it has an effective program in place to resolve any Year 2000 computer issues in a timely manner. Although Houghton Mifflin has not yet completed all the necessary phases of its Year 2000 program, it believes that with modifications to existing software and conversions to new software, the Year 2000 computer issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed in time, or if a material third party fails to properly remediate its computer problems, or if the costs are higher than expected, the Year 2000 computer issue could have a material effect on Houghton Mifflin's operations. While Houghton Mifflin is not currently aware of any significant exposure, it cannot be sure that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will be sufficient to mitigate the risk of all forms of Year 2000 readiness problems for Houghton Mifflin and its significant customers, suppliers, and business partners. In the event that Houghton Mifflin or any of its material suppliers or other third parties do not complete the necessary remediation, Houghton Mifflin could be subject to interruption of its normal business activities, including its ability to take customer orders, manufacture and ship products, invoice customers, collect payments, or engage in similar routine operations, and there could be a material adverse effect on Houghton Mifflin's revenues. Houghton Mifflin could also be subject to litigation for computer systems failures or problems with its technology products. In addition, disruptions in the economy generally resulting from the Year 2000 computer issue could materially adversely affect Houghton Mifflin. The amount of potential liability and lost revenues cannot reasonably be estimated at this time.

     To prepare for the possibility that it or a third party may be unable to remediate or replace and properly test critical systems on a timely basis, Houghton Mifflin will develop appropriate contingency plans after its assessment of risk is complete. Houghton Mifflin has prepared preliminary contingency plans for many of its information technology systems and will develop final plans during 1999 for those areas Houghton Mifflin determines are at risk.

     The projected costs and the dates on which Houghton Mifflin believes it will complete the Year 2000 computer modifications are based on its best estimates which, in turn, were based on numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans, and other factors, many of which are not subject to Houghton Mifflin's control. Houghton Mifflin cannot be sure that these estimates will be achieved and actual results could differ materially from those anticipated. There are many factors that could affect the accuracy of these estimates, including the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the ability of third parties to resolve their own Year 2000 computer issues, and other uncertainties referred to from time to time in Houghton Mifflin's filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Houghton Mifflin's exposure to market risk for changes in interest rates relates primarily to borrowings under Houghton Mifflin's commercial paper program and its unsecured credit facility. Houghton Mifflin does not enter into speculative or leveraged derivative transactions.

     Houghton Mifflin enters into transactions involving financial instruments for purposes of managing its exposure to interest rate risks and funding costs. Through the use of interest rate products such as interest rate swap agreements and interest rate locks, Houghton Mifflin can achieve a predetermined mix of fixed- and floating-rate debt. At December 31, 1998, Houghton Mifflin had two interest-rate swaps in place, each with a notional amount of $25 million and terminating on December 1, 2000. Houghton Mifflin pays the fixed rate on both swaps (5.90% and 5.95%) and receives a variable rate based upon a commercial paper index.

     Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense in the current period. The fair market value of the swap agreements and changes in the fair market value as a result of changes in market interest rates are not recognized in the financial statements.

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

     Any swap agreements that are not designated with outstanding debt, or notional amounts (or durations) of interest rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations, are recorded as an asset or liability at fair market value, with changes in fair market value recorded in "Other income or expense" (the fair market value method). There were no such agreements at December 31, 1998.

     Houghton Mifflin currently holds an investment in INSO common stock, which is accounted for in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These equity securities are classified as available-for-sale and are carried at fair market value based on the quoted market price. As such, Houghton Mifflin has exposure to market risk related to the fluctuation of INSO's stock price. At February 28, 1999, the value of Houghton Mifflin's investment in INSO has declined to $13.5 million. Houghton Mifflin expects to mitigate its exposure to changes in INSO stock price by using the INSO common stock to redeem the SAILS debt. If Houghton Mifflin redeems the SAILS with the shares of INSO common stock, it would record a gain representing the excess of the redemption amount over the book value of Houghton Mifflin's investment in INSO (see Note 4 in the Notes to the Consolidated Financial Statements).

     The following table provides information about Houghton Mifflin's financial instruments that are sensitive to changes in interest rates. For investment securities and debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on implied forward rates as derived from appropriate annual spot rate observation as of the reporting date. For interest rate swaps, the table presents notional amounts and weighted-average interest rates by contractual maturity dates. Notional amounts are used to calculate the contractual cash flows to be exchanged under the contract.

                           INTEREST RATE SENSITIVITY
                        PRINCIPAL (NOTIONAL) AMOUNTS AND
                             AVERAGE INTEREST RATES

                                                                                                          FAIR VALUE
                                 1999      2000      2001      2002      2003     THEREAFTER    TOTAL      12/31/98
                                -------   -------   -------   -------   -------   ----------   --------   ----------
                                                                  ( IN THOUSANDS)
ASSETS
Available for sale
  securities..................  $48,565        --        --        --        --          --     $48,565     $48,565
Average interest rate.........       --        --        --        --        --          --

LIABILITIES
Commercial paper..............  $11,894        --        --        --        --          --     $11,894      $11,894
Average interest rate.........    5.95%        --        --        --        --          --

Long-term debt, including
  current portion
Fixed rate....................  $83,322        --        --        --        --    $224,521    $307,843    $297,179
Average interest rate.........    6.07%        --        --        --        --       7.06%
Variable rate.................       --   $50,000        --        --        --          --     $50,000      $50,000
Average interest rate.........       --     5.59%        --        --        --          --

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest rate swaps
  Notional amount of swap (Pay
    fixed/receive variable)...  $50,000   $50,000        --        --        --          --
  Average pay rate............    5.93%     5.93%        --        --        --          --
  Average receivable rate.....    4.83%     4.90%        --        --        --          --

     "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report includes forward-looking statements which reflect Houghton Mifflin's current views about future events and financial performance. Words such as "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Houghton Mifflin's expectations, and Houghton Mifflin expressly does not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) cost of development and market acceptance of Houghton Mifflin's educational and testing products and services; (ii) the seasonal and cyclical nature of Houghton Mifflin's educational sales; (iii) possible changes in funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational and testing products and services and shifts in timing of purchases; (iv) changes in purchasing patterns in elementary and secondary school and college markets; (v) changes in the competitive environment, including those which would adversely affect selling expenses; (vi) regulatory changes which would affect the purchase of educational and testing products and services; (vii) strength of the retail market for general-interest publications and market acceptance of newly published titles and new electronic products; (viii) unanticipated expenses or delays in resolving Year 2000 computer issues by either Houghton Mifflin or those with whom Houghton Mifflin does business; and (ix) other factors detailed from time to time in Houghton Mifflin's filings with the Securities and Exchange Commission.

                      (This page intentionally left blank)

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Management's Responsibility for Financial Statements........   28

Report of Independent Auditors..............................   29

Consolidated Balance Sheets at December 31, 1998 and 1997...   30

Consolidated Statements of Operations for the three years
  ended December 31, 1998...................................   32

Consolidated Statements of Cash Flows for the three years
  ended December 31, 1998...................................   33

Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1998.......................   34

Notes to Consolidated Financial Statements..................   36

SUPPLEMENTARY DATA

Summary of Quarterly Results of Operations (unaudited) is presented on page 59.

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

     In meeting its responsibility for the reliability of the financial statements, management relies on Houghton Mifflin's internal control systems and procedures. In designing such control procedures, management recognizes that errors or irregularities may nevertheless occur and that estimates and judgments are needed to assess and balance the relative costs and expected benefits of controls. However, management believes that Houghton Mifflin's accounting controls do provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with corporate policy and management's authorization. As a further safeguard, Houghton Mifflin has a program of internal audits and appropriate follow-up by management.

     The financial statements have been audited by Houghton Mifflin's independent auditors, Ernst & Young LLP, in accordance with generally accepted auditing standards. In connection with its audit, Ernst & Young LLP develops and maintains an understanding of Houghton Mifflin's accounting and financial controls, and conducts such tests and related procedures as it deems necessary to render its opinion on the financial statements. The adequacy of Houghton Mifflin's internal financial controls and the accounting principles employed in financial reporting are under the general surveillance of the Audit Committee of the Board of Directors, consisting of five outside directors. The independent auditors and internal auditors have free and direct access to the Audit Committee and meet with the committee periodically to discuss accounting, auditing, and financial reporting matters.

     Houghton Mifflin has distributed to its employees a statement regarding, among other things, potentially conflicting outside business interests of employees, and proper conduct of domestic and international business activities. It has developed and instituted additional internal controls and audit procedures designed to prevent or detect violations of these policies. Management believes this provides reasonable assurance that its operations meet a high standard of business conduct.

Nader F. Darehshori                                         Gail Deegan
Chairman, President,                                        Executive Vice President and
and Chief Executive Officer                                 Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Houghton Mifflin Company

     We have audited the accompanying consolidated balance sheets of Houghton Mifflin Company as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Houghton Mifflin's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghton Mifflin Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 26, 1999, except for the third
          paragraph of Note 14, as to
          which the date is February 28, 1999.

                            HOUGHTON MIFFLIN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                (IN THOUSANDS OF
                                                                DOLLARS, EXCEPT
                                                              SHARE AND PER-SHARE
                                                                    AMOUNTS)
                                      ASSETS
CURRENT ASSETS
     Cash and cash equivalents..............................  $  3,953    $  5,621
     Marketable securities and time deposits available for
      sale, at fair value...................................    49,203         614
     Accounts receivable....................................   170,706     184,597
          Less: allowance for bad debts and book returns....    27,969      25,090
                                                              --------    --------
                                                               142,737     159,507
     Inventories............................................   151,669     145,043
     Deferred income taxes..................................        --      12,049
     Prepaid expenses.......................................     2,279       1,882
                                                              --------    --------
          Total current assets..............................   349,841     324,716
Property, plant, and equipment, net.........................    49,412      39,108
Book plates, less accumulated amortization of $127,156 in
  1998 and $117,213
  in 1997...................................................    80,853      81,280

OTHER ASSETS
     Royalty advances to authors, less allowance of $23,589
      in 1998 and $24,290 in 1997...........................    24,482      23,961
     Goodwill and other intangible assets, net..............   445,223     462,884
     Deferred income taxes..................................     7,885       3,807
     Other investments and long-term receivables............    17,871      45,344
                                                              --------    --------
          Total other assets................................   495,461     535,996
                                                              --------    --------
                                                              $975,567    $981,100
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                (IN THOUSANDS OF
                                                                DOLLARS, EXCEPT
                                                              SHARE AND PER-SHARE
                                                                    AMOUNTS)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable.......................................  $ 39,029    $ 47,612
     Commercial paper.......................................    11,894      61,346
     Royalties..............................................    48,371      41,463
     Salaries, wages, and commissions.......................    27,177      21,625
     Deferred income taxes..................................     7,500          --
     Other..................................................    27,019      26,680
     Current portion of long-term debt......................    83,322      40,000
                                                              --------    --------
          TOTAL CURRENT LIABILITIES.........................   244,312     238,726
Long-term debt..............................................   274,521     371,081
Accrued royalties payable...................................     1,148       1,430
Other liabilities...........................................    28,459      24,017
Accrued postretirement benefits.............................    28,839      28,089
Commitments and contingencies (Note 4 and 8)

                              STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value; 500,000 shares
      authorized, none issued...............................        --          --
     Common stock, $1 par value; 70,000,000 shares
      authorized; 30,549,706 shares issued in 1998 and
      30,219,411 shares issued in 1997......................    30,550      30,219
     Capital in excess of par value.........................    95,740      75,307
     Retained earnings......................................   330,672     281,411
                                                              --------    --------
                                                               456,962     385,039
     Notes receivable from stock purchase agreements........    (4,621)     (4,628)
     Unearned compensation related to restricted stock......    (2,318)     (7,178)
     Common shares held in treasury, at cost, 374,052 shares
      in 1998 and 282,329 shares in 1997....................    (8,681)     (5,553)
     Benefits Trust assets, at market.......................   (61,432)    (49,923)
     Accumulated other comprehensive income (loss)..........    18,378      (1,898)
                                                              --------    --------
          TOTAL STOCKHOLDERS' EQUITY........................   398,288     317,757
                                                              --------    --------
                                                              $975,567    $981,100
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE THREE YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1998          1997          1996
                                                             ----------    ----------    ----------
                                                                (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                       PER SHARE AMOUNTS)
NET SALES..................................................   $861,657      $797,320      $717,863
COSTS AND EXPENSES
     Cost of sales.........................................    390,922       362,501       329,686
     Selling and administrative............................    368,715       328,261       300,795
                                                              --------      --------      --------
                                                               759,637       690,762       630,481
                                                              --------      --------      --------
OPERATING INCOME...........................................    102,020       106,558        87,382
OTHER INCOME (EXPENSE)
     Net interest expense..................................    (33,981)      (38,926)      (40,875)
     Gains on INSO Corporation common stock and equity in
       earnings (losses) of INSO Corporation...............     18,797        15,901        27,446
     Loss on sale of investment............................     (3,017)           --            --
     Acquired in-process research and development..........     (3,500)           --            --
     Other expense.........................................     (1,050)           --            --
                                                              --------      --------      --------
                                                               (22,751)      (23,025)      (13,429)
                                                              --------      --------      --------
Income before taxes and extraordinary item.................     79,269        83,533        73,953
Income tax provision.......................................     33,630        33,711        30,331
                                                              --------      --------      --------
Income before extraordinary item...........................     45,639        49,822        43,622
Extraordinary gain on extinguishment of debt, net of tax of
  $13,042..................................................     18,010            --            --
                                                              --------      --------      --------
Net income.................................................   $ 63,649      $ 49,822      $ 43,622
                                                              ========      ========      ========
EARNINGS PER SHARE:
Basic
     Income before extraordinary item......................   $   1.59      $   1.76      $   1.57
     Extraordinary gain on extinguishment of debt..........       0.63            --            --
                                                              --------      --------      --------
     Net income............................................   $   2.22      $   1.76      $   1.57
                                                              ========      ========      ========
Diluted
     Income before extraordinary item......................   $   1.57      $   1.73      $   1.56
     Extraordinary gain on extinguishment of debt..........       0.62            --            --
                                                              --------      --------      --------
     Net income............................................   $   2.19      $   1.73      $   1.56
                                                              ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE THREE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              1998          1997           1996
                                                           ----------    -----------    -----------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income..........................................   $ 63,649      $  49,822      $  43,622
     Adjustments to reconcile net income to net cash used
       in operating activities:
          Extraordinary gain on extinguishment of debt,
            net of tax...................................    (18,010)            --             --
          Depreciation and amortization expense..........     95,681         89,739         84,335
          Amortization of unearned compensation on
            restricted stock.............................      5,177          2,095            695
          Gains on INSO Corporation common stock and
            equity in earnings (losses) of INSO
            Corporation..................................    (18,797)       (15,901)       (27,446)
          Loss on sale of long-term investment...........      3,017             --             --
          Acquired in-process research and development...      3,500             --             --
          Gain on sale of property.......................         --         (3,011)            --
     Changes in operating assets and liabilities:
          Accounts receivable, net.......................     16,805          6,267         18,031
          Inventories....................................     (1,626)        (5,079)         1,380
          Accounts payable...............................     (9,006)       (10,262)       (36,969)
          Royalties, net.................................      6,356          4,072         (3,307)
          Deferred and income taxes payable..............    (10,877)        17,209         25,485
          Other, net.....................................     10,928          6,898         (3,798)
                                                            --------      ---------      ---------
               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES..............................    146,797        141,849        102,028
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Book plate expenditures.............................    (53,255)       (54,163)       (62,080)
     Acquisition of publishing and technology assets, net
       of cash acquired..................................    (24,845)        (9,049)       (15,501)
     Property, plant, and equipment expenditures.........    (20,729)       (13,740)       (12,863)
     Proceeds from sale of property......................         --          5,204             --
     Proceeds from the sale of INSO Corporation stock....        210             --         24,186
     Proceeds from the sale of long-term investment......        835             --             --
     Purchase of marketable securities...................        (24)            (2)            (8)
                                                            --------      ---------      ---------
               NET CASH USED IN INVESTING ACTIVITIES.....    (97,808)       (71,750)       (66,266)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Dividends paid on common stock......................    (14,388)       (13,959)       (13,371)
     Issuance (repayment) of commercial paper............    (49,452)        61,346       (144,612)
     Proceeds from the issuance of long-term financing...     50,000             --        224,785
     Repayment of long-term financing....................    (40,000)      (130,000)      (109,955)
     Exercise of stock options...........................      2,875          4,782          1,897
     Other...............................................        308          1,819            327
                                                            --------      ---------      ---------
               NET CASH USED IN FINANCING ACTIVITIES.....    (50,657)       (76,012)       (40,929)
Decrease in cash and cash equivalents....................     (1,668)        (5,913)        (5,167)
Cash and cash equivalents at beginning of year...........      5,621         11,534         16,701
                                                            --------      ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................   $  3,953      $   5,621      $  11,534
                                                            ========      =========      =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid...................................   $ 40,693      $  12,890      $  17,409
     Interest paid.......................................   $ 33,875      $  39,366      $  38,931

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               COMMON         CAPITAL
                                                               STOCK         IN EXCESS      RETAINED
                                                            $1 PAR VALUE    OF PAR VALUE    EARNINGS
                                                            ------------    ------------    --------
FOR THE THREE YEARS ENDED DECEMBER 31, 1998
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
BALANCE AT JANUARY 1, 1996................................    $29,518         $29,973       $215,540
Net income................................................         --              --         43,622
Common stock dividends, $0.48 per share...................         --              --        (13,371)
Stock options exercised...................................         44           1,249            (22)
Issuance of restricted stock..............................         --           1,009             --
Executive stock repurchases...............................         --              --             --
Other equity transactions, net............................         --             278             --
Issuance of stock for contribution to the retirement
  savings plan............................................         --           1,884             --
Benefits Trust asset remeasurement........................         --           8,856             --
Amortization of unearned compensation on restricted
  stock...................................................         --              --             --
Tax benefit related to stock plan activities..............         --             227             --
                                                              -------         -------       --------
BALANCE AT DECEMBER 31, 1996..............................     29,562          43,476        245,769
                                                              =======         =======       ========
Comprehensive income:
Net income................................................         --              --         49,822
Other comprehensive income, net of tax:
     Unrealized loss on available for sale securities.....         --              --             --
     Total comprehensive income...........................         --              --             --
Common stock dividends, $0.49 per share...................         --              --        (13,959)
Stock options exercised...................................        332           7,136            (66)
Issuance of restricted stock..............................        298           8,201           (142)
Restricted stock forfeited................................         --             228             --
Executive stock repurchases...............................         --              --             --
Other equity transactions, net............................         27             968            (13)
Issuance of stock for contribution to the retirement
  savings plan............................................         --             731             --
Benefits Trust asset remeasurement........................         --          13,081             --
Amortization of unearned compensation on restricted
  stock...................................................         --              --             --
Tax benefit related to stock plan activities..............         --           1,486             --
                                                              -------         -------       --------
BALANCE AT DECEMBER 31, 1997..............................     30,219          75,307        281,411
                                                              =======         =======       ========
Comprehensive income:
Net income................................................         --              --         63,649
Other comprehensive income, net of tax:
     Unrealized gain on available for sale securities.....         --              --             --
     Reclassification adjustment on realized loss on sale
       of security........................................         --              --             --
     Total comprehensive income...........................         --              --             --
Common stock dividends, $0.50 per share...................         --              --        (14,388)
Stock options exercised...................................        259           5,642             --
Issuance of executive performance shares..................         31             852             --
Issuance of restricted stock..............................         11             306             --
Executive stock repurchases...............................         --              --             --
Other equity transactions, net............................         30             838             --
Benefits Trust asset remeasurement........................         --          11,538             --
Amortization of unearned compensation on restricted
  stock...................................................         --              --             --
Tax benefit related to stock plan activities..............         --           1,257             --
                                                              -------         -------       --------
BALANCE AT DECEMBER 31, 1998..............................    $30,550         $95,740       $330,672
                                                              =======         =======       ========

          See accompanying Notes to Consolidated Financial Statements.

                              UNEARNED                                             ACCUMULATED
     NOTES RECEIVABLE       COMPENSATION         TREASURY STOCK                       OTHER
        FROM STOCK           RELATED TO       --------------------    BENEFITS    COMPREHENSIVE
    PURCHASE AGREEMENTS   RESTRICTED STOCK     SHARES      AMOUNT      TRUST      INCOME (LOSS)     TOTAL
    -------------------   ----------------    ---------    -------    --------    -------------    --------
          $(5,821)            $  (349)         (547,362)   $(5,795)   $(27,950)      $(1,771)      $233,345
               --                  --                --         --          --            --         43,622
               --                  --                --         --          --            --        (13,371)
               --                  --            59,088        626          --            --          1,897
               --              (1,909)           84,828        900          --            --             --
              209                  --                --         --          --            --            209
             (304)                 --            24,352        248         (10)           --            212
               --                  --           148,314      1,573          --            --          3,457
               --                  --                --         --      (8,856)           --             --
               --                 695                --         --          --            --            695
               --                  --                --         --          --            --            227
          -------             -------         ---------    -------    --------       -------       --------
           (5,916)             (1,563)         (230,780)    (2,448)    (36,816)       (1,771)       270,293
          =======             =======         =========    =======    ========       =======       ========
               --                  --                --         --          --            --
               --                  --                --         --          --          (127)
               --                  --                --         --          --            --         49,695
               --                  --                --         --          --            --        (13,959)
               --                  --           (74,604)    (2,620)         --            --          4,782
               --              (8,357)               --         --          --            --             --
               --                 647           (24,000)      (875)         --            --             --
            1,547                  --            (8,446)      (282)         --            --          1,265
             (259)                 --                --         --         (26)           --            697
               --                  --            55,501        672          --            --          1,403
               --                  --                --         --     (13,081)           --             --
               --               2,095                --         --          --            --          2,095
               --                  --                --         --          --            --          1,486
          -------             -------         ---------    -------    --------       -------       --------
           (4,628)             (7,178)         (282,329)    (5,553)    (49,923)       (1,898)       317,757
          =======             =======         =========    =======    ========       =======       ========
               --                  --                --         --          --            --
               --                  --                --         --          --        18,560
               --                  --                --         --          --         1,716
               --                  --                --         --          --                       83,925
               --                  --                --         --          --            --        (14,388)
               --                  --           (88,182)    (3,026)         --            --          2,875
               --                  --                --         --          --            --            883
               --                (317)               --         --          --            --             --
              220                  --                --         --          --            --            220
             (213)                 --            (3,541)      (102)         29            --            582
               --                  --                --         --     (11,538)           --             --
               --               5,177                --         --          --            --          5,177
               --                  --                --         --          --            --          1,257
          -------             -------         ---------    -------    --------       -------       --------
          $(4,621)            $(2,318)         (374,052)   $(8,681)   $(61,432)      $18,378       $398,288
          =======             =======         =========    =======    ========       =======       ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Houghton Mifflin Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

     Investments in 20% to 50% owned entities are accounted for on the equity method, while investments in entities less than 20% owned and for which Houghton Mifflin does not have control are accounted for under the cost method. Houghton Mifflin uses the income statement method to account for the issuance of common stock by a subsidiary or equity investee. Under this method gains and losses on issuance of stock by a subsidiary or equity investee are recognized in the income statement.

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current- year presentation.

CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount approximates fair market value due to the short-term maturity of these instruments.

MARKETABLE SECURITIES AND TIME DEPOSITS AVAILABLE-FOR-SALE:

     Marketable securities included in current assets consist principally of equity securities which have a readily available fair market value. The December 31, 1998 balance consists primarily of equity securities, which are accounted for in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS 115. These securities are classified as current assets due to Houghton Mifflin's option and expectation to use them to redeem the remaining $63.3 million of aggregate principal amount of its outstanding 6% Exchangeable Notes due 1999 -- Stock Appreciation Income Linked Securities, or SAILS, due on August 1, 1999 (see Note
4). These securities are classified as available for sale and are carried at fair market value based on the quoted market price. The fair market value of these securities, $48.6 million, are included as a component of marketable securities as of December 31, 1998. Houghton Mifflin also held tax-exempt municipal certificates, government agency obligations, and time deposits, which are stated at fair market value, which approximates cost due to the short maturity of the instruments. The fair market values are estimated based on quoted market prices.

     In 1997, marketable securities included in other assets are classified as "Other investments and long-term receivables" for consolidated financial statement purposes. These investments, which consist of equity securities, are carried at market value. Unrealized holding gains and losses are recognized as a reduction in stockholders' equity. Investments in companies in which Houghton Mifflin has a 20% to 50% interest are carried at cost and adjusted for Houghton Mifflin's proportionate share of their undistributed earnings and losses, and for gains and losses associated with the issuance of additional stock, as discussed above.

BOOK RETURNS:

     A provision for estimated future book returns is made at time of sale, and consists of the sales value less related inventory value and royalty costs.

                            HOUGHTON MIFFLIN COMPANY

INVENTORIES:

     Inventory balances at December 31, 1998 and 1997 are as follows:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Finished goods.........................................  $141,457    $130,825
Work in process........................................     4,294       9,010
Raw materials..........................................     5,918       5,208
                                                         --------    --------
                                                         $151,669    $145,043
                                                         ========    ========

     Inventories are stated at the lower of cost or market (replacement cost for raw materials and net realizable value for other inventories). The last-in, first-out (LIFO) method is used to determine the cost of inventory. If the cost of all inventories had been determined by the first-in, first-out method (FIFO), which approximates replacement cost, inventory values would have been higher by $19.8 million at both December 31, 1998 and December 31, 1997.

PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant, and equipment are carried on the basis of cost. Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

                                                       ESTIMATED USEFUL LIFE
                                                -----------------------------------
Building and building equipment.............    10 to 35 years
Machinery and equipment.....................    3 to 15 years
Leasehold improvements......................    lesser of useful life or lease term

     Balances of major classes of assets and allowances for depreciation and amortization at December 31, 1998 and 1997, are as follows:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)
Land and land improvements.............................  $  1,179    $  1,179
Building and building equipment........................    17,410      19,905
Machinery and equipment................................    85,226      66,243
Leasehold improvements.................................    11,718      10,608
                                                         --------    --------
     Total.............................................   115,533      97,935
Less: allowances for depreciation and amortization.....   (66,121)    (58,827)
                                                         --------    --------
Property, plant, and equipment, net....................  $ 49,412    $ 39,108
                                                         ========    ========

     Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized. Depreciation expense was approximately $10.4 million in 1998; $8.2 million in 1997; and $7.3 million in 1996.

BOOK PLATES:

     Houghton Mifflin's investment in book plates is capitalized and amortized over three to five years using the sum-of-the-years digits method. Amortization begins based upon when the book plate expenditures are made using a class of assets method. This policy is used by all divisions uniformly, except for the Trade & Reference Division, which expenses its book plates for all products except

                            HOUGHTON MIFFLIN COMPANY
reference and dictionary materials. Amortization expense was approximately $56.8 million in 1998; $53.6 million in 1997; and $50.3 million in 1996.

INCOME TAXES:

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax benefit and consequences of future years differences between the tax bases of assets and liabilities and their financial reporting amounts.

GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill and other intangible assets at December 31, 1998 and 1997, consist of the following:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)

Goodwill...............................................  $525,279    $515,532
Publishing rights......................................    17,724      16,623
Other..................................................     4,000       4,000
                                                         --------    --------
     Total.............................................   547,003     536,155
Less: accumulated amortization.........................  (101,780)    (73,271)
                                                         --------    --------
Goodwill and other intangibles, net....................  $445,223    $462,884
                                                         ========    ========

     Purchased editorial publishing rights are amortized on a straight-line basis over the estimated economic life of the titles or contracts, which does not exceed 15 years. The excess of cost over net assets acquired, or goodwill, is amortized on a straight-line basis over periods ranging from 3 to 25 years. Amortization expense on intangible assets, principally goodwill, was approximately $28.5 million in 1998; $27.9 million in 1997; and $26.7 million in 1996.

IMPAIRMENT EVALUATION:

     Houghton Mifflin examines the carrying value of its long lived assets, certain identifiable intangibles, and goodwill to determine whether there are any impairment losses. If indicators of impairment were present in those assets, and future cash flows were not expected to be sufficient to recover the assets carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of long-lived assets, identifiable intangibles, and goodwill recorded in the accompanying consolidated financial statements.

CAPITAL STRUCTURE:

     The Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information about Capital Structures," in 1997. This statement does not change Houghton Mifflin's disclosure requirements.

BENEFITS TRUST:

     The Trust assets consist primarily of 1.3 million shares of Houghton Mifflin's common stock purchased from Houghton Mifflin's treasury shares at quoted market price in 1992. The Trust is available to fund certain compensation and benefit plan obligations. The common stock is carried at market value

                            HOUGHTON MIFFLIN COMPANY
with changes in share price from prior reporting periods reflected as an adjustment to capital in excess of par value.

COMMON STOCK SPLIT:

     On June 25, 1997, the Board of Directors declared a two-for-one split of Houghton Mifflin's common stock effected in the form of a 100% stock dividend to shareholders of record on July 11, 1997, which was distributed on July 25, 1997. The effect of the split is reflected retroactively within stockholders' equity for all periods presented by adjusting the par value for the additional shares due to the stock split from retained earnings. All share and per-share amounts in the accompanying financial statements have been restated to reflect the effect of this stock split.

STOCK-BASED COMPENSATION:

     Houghton Mifflin grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Houghton Mifflin accounts for stock option grants in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants. Houghton Mifflin also grants restricted stock and performance restricted stock awards to key employees, including officers. For such restricted stock awards, Houghton Mifflin measures compensation equal to the fair market value of the shares at the date of grant. Compensation expense for these awards is then recognized ratably over the period the restriction lapses. For performance restricted stock awards, adjustments are also made to recognize expense for achievement based upon financial goals.

     Houghton Mifflin has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation" (see Note 6).

EARNINGS PER SHARE:

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," or SFAS 128, which was required to be adopted for fiscal years ending after December 15, 1997. All earnings per share amounts for all periods presented have been restated to conform to the SFAS 128 requirements. See Note 13 for the computation of basic and diluted earnings per share.

COMPREHENSIVE INCOME:

     In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," or SFAS 130, which was required to be adopted for fiscal years beginning after December 15, 1997. This statement established new rules for reporting and display of comprehensive income and its components. SFAS 130 requires that unrealized gains or losses on Houghton Mifflin's marketable equity securities be included in other comprehensive income, as well as certain other components of stockholders' equity. The adoption of this Statement had no impact on Houghton Mifflin's net income or stockholders' equity.

     Total comprehensive income amounted to $83.9 million for the twelve-months ended December 31, 1998, $49.7 million for the twelve months ended 1997, and $43.6 million for the twelve months ended 1996.

                            HOUGHTON MIFFLIN COMPANY

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION:

     In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," or SFAS 131, which was required to be adopted for fiscal years beginning after December 15, 1997. SFAS 131 superseded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement changes the way public companies report segment information in annual financial statements. SFAS 131 requires public companies to report financial and descriptive information about their operating segments in interim financial reports to shareholders as well. The adoption of this Statement had no impact on Houghton Mifflin's net income or stockholders' equity. See Note 12 for the detailed presentation of business segments report.

RISKS AND UNCERTAINTIES:

  Organization:

     Houghton Mifflin's business is publishing, primarily operating in three segments in the domestic market. Based on sales, Houghton Mifflin's largest segment is K-12 Publishing, which provides textbooks and other educational and testing products and services for the elementary and secondary school markets. College Publishing provides textbooks and other educational products and services to the two-year and four-year college markets and advanced placement programs in the secondary school market. The Other segment provides products in a wide variety of topics, formats, and media to the general public.

  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant estimates that affect the financial statements include, but are not limited to, book returns, recoverability of advances to authors, inventory valuation, amortization periods, and recoverability of long-term assets such as book plates, intangibles, and goodwill.

REVENUE RECOGNITION:

     Houghton Mifflin recognizes revenues upon shipment of products, net of a provision for returns based on sales.

PENDING ACCOUNTING PRONOUNCEMENTS:

     In 1998, the Accounting Standards Executive Committee, issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which must be adopted for fiscal years beginning after December 15, 1998, and the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities," which must be adopted for fiscal years beginning after June 15, 1999. Houghton Mifflin is currently evaluating the effects of implementing these statements.

NOTE 2.  ACQUISITIONS

     On December 16, 1998, Houghton Mifflin acquired the assets of DiscoveryWorks, a science program for the elementary school market from Silver Burdett Ginn Inc., a subsidiary of Pearson Plc. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in

                            HOUGHTON MIFFLIN COMPANY

Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $10.5 million. The cost of the acquisition was allocated on a preliminary basis, based on the estimated fair market value of the assets acquired. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of 12 years.

     On July 21, 1998, Houghton Mifflin acquired all of the outstanding stock of Computer Adaptive Technologies, Inc., or CAT, which specializes in developing and delivering computer-based testing solutions to organizations worldwide. The acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration paid for the acquisition amounted to approximately $10.7 million, of which $8.0 million was paid to the former shareholders of CAT and $2.7 million was expended to repay debt, cash out certain warrants, and pay other acquisition related fees. In addition, based on the acquisition agreement, up to $6 million of additional consideration is contingent upon the achievement of certain future operational and financial targets. Also recorded as part of the acquisition was a charge for acquired in-process research and development of $3.5 million. As of the acquisition date, CAT had only one product that qualified as in-process research and development, CAT Software System Version 7. This project represents an integrated application suite of products whose functionality includes test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security. The amount of the charge represents the calculated value based on residual cash flows related to this in-process research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed, including the acquired in-process research and development. Goodwill and other intangible assets of $7.3 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately 3 to 10 years. Additional goodwill will be recorded if the contingent considerations is earned.

     On September 10, 1997, Houghton Mifflin, through its subsidiary The Riverside Publishing Company, acquired the assets of Wintergreen/Orchard House, Inc., a publisher of guidance products for the elementary and secondary school markets. The acquisition was accounted for as a purchase and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $3.6 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of 15 years.

     On May 12, 1997, Houghton Mifflin acquired the assets of Chapters Publishing Ltd., predominantly a publisher of cookbooks. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $3.3 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of 10 years.

     None of the above acquisitions materially affect consolidated results; therefore, no pro forma information is provided.

                            HOUGHTON MIFFLIN COMPANY

     During the second quarter of 1996, Houghton Mifflin acquired all of the outstanding shares of D.C. Heath, Canada, Limited, or Heath Canada, from Raytheon following receipt of Canadian regulatory approval. ITP Nelson, a division of Thomson Canada Limited, subsequently acquired the assets of Heath Canada from Houghton Mifflin and entered into a series of agreements which expanded an existing exclusive distribution agreement for the school and college markets. Cash and licensing fees for these arrangements were approximately $5.0 million.

NOTE 3.  TAXES ON INCOME

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets are shown in the following table:

                                                           1998        1997
                                                         --------    --------
                                                            (IN THOUSANDS)

Tax asset-related:
     Pension and postretirement benefits...............  $ 20,620    $ 19,394
     Publishing expense................................    16,842      19,072
     Allowance for book returns........................     4,004       4,377
     Deferred compensation.............................     5,155       4,145
     Other, net........................................       604       3,397
                                                         --------    --------
                                                           47,225      50,385
                                                         ========    ========
Tax liability-related:
     Depreciation expense..............................   (27,050)    (24,715)
     INSO Corporation basis and related differences....    (6,061)     (9,572)
     INSO Corporation shares unrealized gain...........   (13,309)         --
     Deferred income...................................      (420)       (242)
                                                         --------    --------
                                                          (46,840)    (34,529)
                                                         --------    --------
Net deferred tax asset.................................  $    385    $ 15,856
                                                         ========    ========

     The net deferred tax asset balance is stated at prevailing statutory income tax rates. Houghton Mifflin currently does not anticipate any change in valuation methodology applied to the determination of net deferred tax assets.

     In 1998, the net deferred tax asset balance included a $13.3 million deferred tax liability on the unrealized gain related to Houghton Mifflin's investment in INSO Corporation, or INSO, which is accounted for in accordance with SFAS 115.

                            HOUGHTON MIFFLIN COMPANY

     Significant components of the provision (benefit) for income taxes attributable to income before taxes consist of the following:

                                                   1998      1997      1996
                                                  -------   -------   -------
                                                        (IN THOUSANDS)
Current:
     Federal....................................  $29,034   $14,539   $20,573
     State and other............................    2,434     1,963     3,407
                                                  -------   -------   -------
          Total current.........................   31,468    16,502    23,980
Deferred:
     Federal....................................    1,520    14,315     5,154
     State and other............................      642     2,894     1,197
                                                  -------   -------   -------
          Total deferred........................    2,162    17,209     6,351
                                                  -------   -------   -------
                                                  $33,630   $33,711   $30,331
                                                  =======   =======   =======

     The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to reported income tax expense (benefit) attributable to income before taxes is as follows:

                                                         1998    1997    1996
                                                         ----    ----    ----
Federal statutory rate.................................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit.............   3.1     3.8     4.6
Non-deductible goodwill amortization...................   2.7     2.5     3.0
Acquired in-process research and development...........   1.5      --      --
Other..................................................   0.1    (0.9)   (1.6)
                                                         ----    ----    ----
Effective tax rate.....................................  42.4%   40.4%   41.0%
                                                         ====    ====    ====

     In 1998 and 1997, Houghton Mifflin recorded a provision for deferred taxes on the undistributed earnings of INSO. Accumulated undistributed earnings of INSO on which taxes have not been provided were approximately $1.0 million at December 31, 1998 and $2.0 million at December 31, 1997. Additionally, Houghton Mifflin has recorded a provision for deferred income taxes on the gains recognized as a result of any additional equity issuances of INSO.

NOTE 4.  DEBT AND BORROWING AGREEMENTS

     At December 31, 1998, Houghton Mifflin has a $300 million unsecured revolving credit facility, the Revolving Credit Facility, for which Houghton Mifflin pays annual commitment fees. Borrowings under the Revolving Credit Facility are outstanding under a five-year revolving commitment which expires on October 31, 2000. This credit facility requires Houghton Mifflin to comply with certain covenants, the most restrictive of which include maintenance of a specific level of net worth, fixed-charge coverage ratio, and debt-to-equity ratio. At December 31, 1998, the outstanding balance on this credit facility was $50 million, at a weighted average interest rate of 5.5875%. No amounts were outstanding under this credit facility at December 31, 1997. Management routinely evaluates interest rates available to Houghton Mifflin under the Revolving Credit Facility as compared to those available through the issuance of commercial paper. The amount outstanding under the Revolving Credit Facility of $50 million has been excluded from current liabilities at December 31, 1998 because Houghton Mifflin intends that at least that amount would remain outstanding under the Revolving Credit Facility, or

                            HOUGHTON MIFFLIN COMPANY
would be issued as additional commercial paper, for an uninterrupted period extending beyond one year from the balance sheet date.

                                                                1998        1997
                                                              --------    --------
                                                                 (IN THOUSANDS)

7.00% Notes due March 1, 2006, interest payable
  semi-annually.............................................  $124,836    $124,813

7.125% Notes due April 1, 2004, interest payable
  semi-annually.............................................    99,685      99,625

6% Exchangeable Notes, due August 1, 1999, Stock
  Appreciation Income-Linked Securities (SAILS).............    63,322     126,643

Borrowings from financial institutions, unsecured, under
  committed five-year credit facility, expiring October 31,
  2000......................................................    50,000          --

6.07% Notes due December 1, 1998, interest payable
  semi-annually.............................................        --      40,000

6.29% Notes due December 1, 1999, interest payable
  semi-annually.............................................    20,000      20,000
                                                              --------    --------
                                                               357,843     411,081

Less: portion included in current liabilities...............    83,322      40,000
                                                              --------    --------

Total long-term debt........................................  $274,521    $371,081
                                                              ========    ========

     Long-term debt due in each of the next five years is as follows:

     YEARS                                                         IN THOUSANDS
     -----                                                         ------------
     1999........................................................    $83,322
     2000........................................................     50,000
     2001........................................................         --
     2002........................................................         --
     2003........................................................         --

     Houghton Mifflin had approximately $11.9 million of commercial paper outstanding at December 31, 1998 at an interest rate of 5.95%. At the end of 1997, the amount of Houghton Mifflin's outstanding commercial paper was approximately $61.3 million with a weighted average interest rate of 6.76%.

     Houghton Mifflin has a shelf registration statement with the Securities and Exchange Commission for the offering of $300 million in debt securities, of which $125 million of non-callable unsecured notes have been issued. The notes mature on March 1, 2006 and were priced at 99.8% to yield an effective rate of 7.02%. In addition, Houghton Mifflin issued a total of $100 million of non-callable, unsecured medium-term notes under this registration statement; $40 million with a coupon of 5.83% which matured on December 1, 1997; $40 million with a coupon of 6.07% which matured on December 1, 1998; and $20 million with a coupon of 6.29% maturing on December 1, 1999. The proceeds from these issuances were used to pay down part of the borrowings used as short-term bridge financing for the acquisition of D.C. Heath and Company.

     Houghton Mifflin issued in a public offering 6% Exchangeable Notes due in 1999, Stock Appreciation Income Linked Securities, or SAILS, at a public offering price of $34 per SAILS at issue. Net proceeds of approximately $126.6 million were used for general corporate purposes, including the repayment of seasonal borrowings and the partial funding of the acquisition of Heath. In August 1998, Houghton Mifflin redeemed 50%, or $63.3 million in aggregate principal amount, of its outstanding SAILS. Redemption of the SAILS was made at the option of Houghton Mifflin pursuant to Section 1301 (b) of the Indenture dated as of March 15, 1994, between Houghton Mifflin and State

                            HOUGHTON MIFFLIN COMPANY

Street Bank and Trust Company (as successor to the First National Bank of Boston) as Trustee, as supplemented by a First Supplemental Indenture dated as of July 27, 1995.

     The SAILS were redeemed at an exchange rate equal to (i) two shares of the common stock of INSO, par value $0.01 per share, for each SAILS, or approximately 1.9 million shares, and (ii) cash of $2.0 million for the payment of all accrued and unpaid interest at the date of the redemption. The surrender of the INSO shares to redeem the SAILS generated a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share. Houghton Mifflin also recognized an $18.0 million extraordinary after-tax gain, or $0.62 per share, on the extinguishment of the debt resulting from the redemption.

     The remaining 50%, or $63.3 million in aggregate principal amount, of the outstanding SAILS is due on August 1, 1999 and, therefore, has been classified as current debt outstanding. The principal amount of each SAILS will be mandatorily exchanged for a number of shares of INSO common stock or, at Houghton Mifflin's option, cash with an equal value. If Houghton Mifflin chooses to redeem the SAILS with shares of INSO common stock, it would record a gain representing the excess of the redemption amount over the book value of Houghton Mifflin's investment in INSO. Under the terms of the SAILS, the number of shares that would be exchanged for the SAILS depends on the fair market value of INSO common stock on the redemption date. If the price of one share of INSO common stock is equal to or less than $34, then approximately 1.9 million shares would be exchanged. Between $34 and $39.44 per share, the number of shares that would be exchanged decreases from 1.9 million to 1.65 million. At $39.44 or more per share for INSO common stock, Houghton Mifflin would exchange 1.65 million shares. Houghton Mifflin would record as non-cash interest expense over the remaining term of the SAILS the excess, if any, of the market value of the current INSO common stock price over the maximum redemption price of $39.44 per INSO share. Based upon INSO's December 31, 1998 stock price, there is no additional non-cash interest expense to be recorded through August 1999. The INSO shares may be sold by Houghton Mifflin, subject to certain restrictions, as market conditions and events warrant.

     Houghton Mifflin has issued $100 million of 7.125% 10-year notes in a public debt offering. The notes, which mature on April 1, 2004, were priced at 99.4% of principal amount to yield an effective interest rate of 7.21%. The proceeds from the issuance were applied to repay the $100 million short-term credit facilities used as bridge financing in the March 1994 acquisition of McDougal Littell.

     Houghton Mifflin enters into transactions involving financial instruments for purposes of managing its exposure to interest rate risks and funding costs. Through the use of interest rate products such as interest rate swap agreements and interest rate locks, Houghton Mifflin can achieve a predetermined mix of fixed- and floating-rate debt. At December 31, 1998 and 1997, Houghton Mifflin had two interest-rate swaps in place, each with a notional amount of $25 million and terminating on December 1, 2000. Houghton Mifflin pays the fixed rate on both swaps (5.90% and 5.95%) and receives a variable rate based upon a commercial paper index.

     In connection with Houghton Mifflin's issuance of debt securities through the draw-down of the $300 million shelf registration in 1995, a forward interest rate-lock agreement was entered into with a counterparty for the notional principal amount of $100 million at 5.995%. This rate-lock agreement was settled in 1996, resulting in a net gain of approximately $0.6 million, which is being amortized over the approximate term of the related borrowings.

     Each interest rate swap agreement is designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreement without an

                            HOUGHTON MIFFLIN COMPANY
exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense in the current period. The fair market value of the swap agreements and changes in the fair market value as a result of changes in market interest rates are not recognized in the financial statements.

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

     Any swap agreements that are not designated with outstanding debt, or notional amounts (or durations) of interest rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations, are recorded as an asset or liability at fair market value, with changes in fair market value recorded in other income or expense (the fair market value method). There were no such agreements at December 31, 1998 or December 31, 1997.

NOTE 5.  RETIREMENT AND POSTRETIREMENT BENEFITS PLANS

     Houghton Mifflin has a noncontributory, qualified defined-benefit pension plan, the Houghton Mifflin Retirement Plan, or Retirement Plan, that covers substantially all employees. The Retirement Plan is a cash balance plan which accrues benefits based on pay, service, and interest. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The plan's assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. Houghton Mifflin also has a nonqualified defined-benefit plan, or nonqualified plan, that covers employees who earn over the qualified pay limit. The nonqualified plan accrues benefits for the executive officers based on service and pay, and benefits for all other employees accrue based on the cash balance plan calculation. The nonqualified plan is not funded.

     Houghton Mifflin provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55. Additionally, employees of Heath as of October 31, 1995 who became Houghton Mifflin employees with the acquisition of Heath are covered subject to the same age and service requirements.

     Under the terms of the Benefits Trust agreement formed in 1992, proceeds from the periodic sale of assets by the trustee, cash dividends received, and other trust earnings may be used to pay designated compensation and benefit plan obligations, including retiree health care benefit costs. The assets in the Benefits Trust consist principally of Houghton Mifflin's common stock. The fair market value of the Benefits Trust net assets was $61.4 million at December 31, 1998 and $49.9 million at December 31, 1997.

     In 1998, the Financial Accounting Standards Board issued Statement No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits," or SFAS 132, which was required to be adopted for fiscal years beginning after December 15, 1997. SFAS 132 superseded Financial Accounting Standards Board Statements No. 87, "Employers' Accounting for Pensions," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The new statement did not change the measurement or recognition of costs for pension or other postretirement plans. It standardized disclosures and eliminated certain disclosures. For the Retirement Plan, Houghton Mifflin uses a September 30

                            HOUGHTON MIFFLIN COMPANY
measurement date and adjusts for any contributions made after the measurement date to disclose the accrued pension liability at December 31. For postretirement benefits, a December 31 measurement date is used to disclose accrued postretirement benefit liability. The following tables, prepared in accordance with SFAS 132, sets forth the pension and postretirement benefit liability recognized in the consolidated balance sheet at December 31:

                                                         PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                        -------------------   -----------------------
                                                          1998       1997        1998         1997
                                                        --------   --------   ----------   ----------
                                                                       (IN THOUSANDS)

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1.......................  $115,727   $106,003    $ 25,533     $ 24,901
Service cost (benefits earned during the year)........     4,639      4,335         498          526
Interest cost on projected benefit obligation.........     8,182      8,020       1,757        1,844
Plan amendment........................................       554         --          --           --
Actuarial (gain) loss.................................     7,412      4,232       3,457          162
Benefits paid.........................................    (8,993)    (6,863)     (1,504)      (1,900)
                                                        --------   --------    --------     --------
Benefit obligation at December 31.....................  $127,521   $115,727    $ 29,741     $ 25,533
                                                        ========   ========    ========     ========
CHANGE IN PLAN ASSETS
Fair market value at beginning of year................  $120,417   $102,883    $     --     $     --
Actual return.........................................     3,247     24,331          --           --
Company contribution..................................        65         66       1,504        1,900
Benefits paid.........................................    (8,993)    (6,863)     (1,504)      (1,900)
                                                        --------   --------    --------     --------
Fair market value at end of year......................  $114,736   $120,417    $     --     $     --
                                                        ========   ========    ========     ========
FUNDED STATUS.........................................  $(12,785)  $  4,690    $(29,741)    $(25,533)
Unrecognized items:
     Net (gain) loss..................................   (11,046)   (24,126)        915       (2,542)
     Prior service cost...............................     1,974      1,590         (13)         (14)
     Transition asset.................................      (692)      (875)         --           --
                                                        --------   --------    --------     --------
Net amount recognized.................................  $(22,549)  $(18,721)   $(28,839)    $(28,089)
                                                        ========   ========    ========     ========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit liability.............................  $(23,475)  $(18,721)   $(28,839)    $(28,089)
Intangible asset......................................       926         --          --           --
                                                        --------   --------    --------     --------
Net amount recognized.................................  $(22,549)  $(18,721)   $(28,839)    $(28,089)
                                                        ========   ========    ========     ========

                            HOUGHTON MIFFLIN COMPANY

     Net periodic pension cost for 1998, 1997, and 1996 includes the following components:

                                                      PENSION BENEFITS
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Service cost..................................  $ 4,639    $ 4,335    $ 3,736
Interest cost on projected benefit
  obligation..................................    8,182      8,020      6,809
Expected return on plan assets................   (8,967)    (8,308)    (7,618)
Amortization of unrecognized:
     Net (gain) loss..........................       89         45         (9)
     Prior service cost.......................      133        137          3
     Transition (asset).......................     (183)      (182)      (169)
                                                -------    -------    -------
Net pension expense...........................  $ 3,893    $ 4,047    $ 2,752
                                                =======    =======    =======

     Net periodic postretirement benefit cost includes the following components for the twelve months ended December 31:

                                                    POSTRETIREMENT BENEFITS
                                                   --------------------------
                                                    1998      1997      1996
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Service cost.....................................  $  498    $  526    $  529
Interest cost on accumulated postretirement
  benefit obligation.............................   1,757     1,844     1,801
Amortization of unrecognized:
Net (gain) loss..................................      --       (35)       --
Prior service cost...............................      (1)       (1)       (1)
                                                   ------    ------    ------
Net periodic postretirement benefit expense......  $2,254    $2,334    $2,329
                                                   ======    ======    ======

     Significant actuarial assumptions:

                                                    PENSION       POSTRETIREMENT
                                                    BENEFITS         BENEFITS
                                                  ------------    --------------
                                                  1998    1997    1998     1997
                                                  ----    ----    -----    -----
Discount rate...................................  6.75%   7.25%   6.75%    7.00%
Increase in future compensation.................  4.75    4.75     N/A      N/A
Expected long-term rate of return on assets.....  9.00    9.00     N/A      N/A
Ultimate medical inflation trend factor.........   N/A     N/A    3.50     3.50

     Assumed healthcare trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                  ONE PERCENTAGE    ONE PERCENTAGE
                                                  POINT INCREASE    POINT DECREASE
                                                  --------------    --------------
                                                           (IN THOUSANDS)
Effect on total service and interest cost
  components....................................      $  108            $ (121)
Effect on postretirement benefit obligation.....       1,403            (1,559)

     In addition, Houghton Mifflin maintains a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code and covers substantially all of Houghton Mifflin's employees. Participants may elect to contribute up to 15%

                            HOUGHTON MIFFLIN COMPANY
of their compensation subject to an annual limit ($10,000 in 1998) to eleven funds: seven equity funds, a balanced fund, a fixed income fund, a managed income fund, and a fund invested solely in Houghton Mifflin's common stock.

     Effective January 1, 1997, the Houghton Mifflin 401(k) Savings Plan provides a Company match in amounts up to 4 1/2% of employee compensation. The contribution expense, which is invested solely in shares of Houghton Mifflin's common stock, amounted to approximately $3.6 million in 1998; $3.2 million in 1997; and $2.1 million in 1996.

NOTE 6.  STOCK COMPENSATION PLANS

     At December 31, 1998, Houghton Mifflin had three stock-based compensation plans which are described below. Houghton Mifflin applies APB Opinion 25 and related Interpretations in accounting for its plans. Houghton Mifflin has adopted the disclosure-only provision of SFAS 123. Accordingly, no compensation cost has been recognized for its fixed stock compensation plans. Had compensation cost for Houghton Mifflin's three stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of SFAS 123, Houghton Mifflin's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1998         1997        1996
                                                    -------    ----------    -------
                                                     (IN MILLIONS, EXCEPT PER-SHARE
                                                                AMOUNTS)
NET INCOME
     As reported..................................   $63.6        $49.8       $43.6
     Pro forma....................................    62.3         48.7        42.4
EARNINGS PER SHARE
     As reported -- basic.........................   $2.22        $1.76       $1.57
     Pro forma -- basic...........................    2.17         1.72        1.53
     As reported -- diluted.......................    2.19         1.73        1.56
     Pro forma -- diluted.........................    2.14         1.69        1.52

     The effects on pro forma net income and earnings per share of expensing the estimated fair market value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years. Additionally, because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999 or 2000.

FIXED STOCK COMPENSATION PLANS:

     Houghton Mifflin maintains three fixed stock compensation plans, the 1992 Stock Compensation Plan, the 1995 Stock Compensation Plan, and the 1998 Stock Compensation Plan, or 1998 Plan. Options outstanding include some granted under the 1992 Stock Compensation Plan and the 1995 Stock Compensation Plan, under which no further options may be granted. Houghton Mifflin had authorized 1.4 million common shares under the 1992 Stock Compensation Plan and 1.8 million common shares under the 1995 Stock Compensation Plan. A total of 1.8 million shares of common stock are authorized for issuance under the 1998 Plan, plus any shares authorized but unused under the prior plans. The plans may be used to grant incentive and non-qualified stock options, awards of restricted or bonus stock, or other performance awards to eligible employees. The plans may also be used to grant options to non-

                            HOUGHTON MIFFLIN COMPANY
employee members of the Board of Directors and to issue shares to Directors as part of their compensation. Recipients of restricted stock awards may not sell or transfer the shares until the restriction period lapses, provided that shares have not been forfeited due to termination of employment. During the restriction period, the recipient is entitled to vote and receive dividends. In 1998, grants of 11,060 shares of restricted stock were made; at December 31, 1998, a total of 84,861 restricted shares were not yet vested. In 1997, grants of 298,034 shares of restricted stock were made; at December 31, 1997, a total of 262,532 restricted shares were not yet vested. The plans provide that the exercise price for stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under all plans become exercisable at such times as the Compensation & Nominating Committee has determined, but not later than ten years from the date of the grant.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996:

                                         1998             1997          1996
                                     -------------    -------------    ------
Dividend yield.....................      1.69%            1.75%        1.89%
Range of expected lives (years)....    3.2 - 8.7        3.9 - 4.7     3 - 4.8
Expected volatility................     26.59%           22.17%        24.90%
Range of risk-free interest
  rates............................  5.38% - 6.63%    5.70% - 5.72%    6.21%

     A summary of the status of Houghton Mifflin's three fixed stock compensation plans as of December 31, 1998, 1997, and 1996 and changes during the years ending on those dates is presented below:

                                             1998                 1997                 1996
                                      ------------------   ------------------   ------------------
                                               WEIGHTED-            WEIGHTED-            WEIGHTED-
                                                AVERAGE              AVERAGE              AVERAGE
                                      SHARES   EXERCISE    SHARES   EXERCISE    SHARES   EXERCISE
                                      (000)      PRICE     (000)      PRICE     (000)      PRICE
                                      ------   ---------   ------   ---------   ------   ---------
FIXED OPTIONS
Outstanding at beginning of year....   1,652      $25      1,718       $23      1,578       $22
Granted.............................   1,270       42        314        34        416        23
Exercised...........................    (267)      23       (335)       22       (114)       19
Forfeited...........................     (43)      28        (45)       22       (162)       22
                                      ------               -----                -----
Outstanding at end of year..........   2,612       33      1,652        25      1,718        23
                                      ======               =====                =====
Options exercisable at year-end.....   1,008                 951                  922
Weighted-average fair market value
  of options granted during the
  year..............................  $13.27               $6.37                $4.89

                            HOUGHTON MIFFLIN COMPANY

     The following table summarizes information about fixed stock options at December 31, 1998:

                          OPTIONS OUTSTANDING
                  ------------------------------------     OPTIONS EXERCISABLE
                                 WEIGHTED-               -----------------------
                                  AVERAGE    WEIGHTED-                 WEIGHTED-
 RANGE OF           NUMBER       REMAINING    AVERAGE      NUMBER       AVERAGE
 EXERCISE         OUTSTANDING   CONTRACTUAL  EXERCISE    OUTSTANDING   EXERCISE
  PRICES          AT 12/31/98      LIFE        PRICE     AT 12/31/98     PRICE
----------        -----------   -----------  ---------   -----------   ---------

$19 to $21           401,066    1.9 years       $21         308,238       $21
 22 to  23           412,660    1.1              23         389,860        23
 24 to  29           287,800    2.7              25         154,210        25
 30 to  36           326,835    3.9              34         129,968        35
 37 to  43         1,183,500    9.5              43          25,700        42
                   ---------                              ---------
                   2,611,861    5.5              33       1,007,976        25
                   =========                              =========

EXECUTIVE STOCK PURCHASE PLAN:

     In August 1994, pursuant to the 1994 Executive Stock Purchase Plan, or Executive Stock Purchase Plan, whose purpose was to increase stock ownership of Houghton Mifflin's Executive Officers, Houghton Mifflin granted 248,544 options under the 1992 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $21.313. These options were exercisable only on the date granted and stock was issued from treasury shares. A note was obtained from the officers and collateralized by the stock (see Note 11).

NOTE 7.  PREFERRED STOCK PURCHASE PLAN

     In December 1988, Houghton Mifflin adopted a Stockholders' Rights Plan, which was renewed in July 1997, and declared a dividend distribution of one Right (as defined in the renewed rights plan) for each outstanding share of common stock of Houghton Mifflin effective upon expiration of the original plan in December 1998. The Rights are attached to the common stock, do not have voting or dividend rights and, until they become exercisable, they can have no dilutive effect on Houghton Mifflin's earnings. Each Right, when exercisable, entitles the holder to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $125. The Rights will become exercisable after (a) a person or group has acquired beneficial ownership of 20% or more of the outstanding common stock of Houghton Mifflin, (b) the commencement of a tender or exchange offer that would result in a person or group beneficially owning 30% or more of the outstanding common stock of Houghton Mifflin, or (c) the determination by the Board of Directors (with the concurrence of a majority of the Outside Directors (as defined in the renewed rights plan)) that a person or group which has acquired a substantial amount (at least 15%) of the outstanding common stock of Houghton Mifflin is an Adverse Person (as defined in the renewed rights plan).

     In the event that (i) the Board of Directors (with the concurrence of a majority of the Outside Directors) declares that a person is an Adverse Person,
(ii) Houghton Mifflin is the surviving corporation in a merger or other business combination transaction with a person or group beneficially owning 20% or more of the outstanding common stock of Houghton Mifflin and Houghton Mifflin's common stock is not changed or exchanged as a result of such merger or business combination transaction, (iii) a person or group acquires beneficial ownership of 30% or more of the outstanding common stock of Houghton Mifflin (except pursuant to an offer the Outside Directors have determined is fair to, and in the best interest of, Houghton Mifflin and its stockholders, or a transaction described in the succeeding

                            HOUGHTON MIFFLIN COMPANY
paragraph), (iv) Houghton Mifflin engages in certain "self-dealing" transactions (as set forth in the renewed rights plan) with a person or group beneficially owning 20% or more of the outstanding common stock of Houghton Mifflin, or (v) during such time a person or group beneficially owns 20% or more of the outstanding common stock of Houghton Mifflin, an event (except pursuant to a transaction described in the succeeding paragraph) occurs which results in such person's or group's beneficial ownership interest increasing by more than 1% (e.g., a reverse stock split), then each Right holder, other than the potential acquirer, may be entitled to receive upon exercise of each Right an amount of common stock of Houghton Mifflin having a market value equal to twice the exercise price of the Right.

     In the event that Houghton Mifflin, after a person or group has acquired beneficial ownership of 20% or more of the outstanding common stock of Houghton Mifflin, (i) engages in a merger or other business combination transaction (with certain exceptions) and Houghton Mifflin is not the surviving entity, (ii) engages in a merger or other business combination transaction (with certain exceptions) in which all or part of Houghton Mifflin's outstanding common stock is changed or exchanged, or (iii) sells or transfers 50% or more of its assets or earning power, then each Right holder, other than the potential acquirer, may be entitled to receive upon exercise of each Right an amount of common stock of the acquirer having a market value equal to twice the exercise price of the Right.

     In general, the Board of Directors may redeem the Rights in whole at a price of $0.01 per Right at any time prior to the tenth business day after a person or group acquires beneficial ownership of 20% or more of the outstanding common stock of Houghton Mifflin. The Board of Directors may not redeem the Rights if it has declared (with the concurrence of a majority of the Outside Directors) someone to be an Adverse Person. The Rights will expire on July 30, 2007, subject to adjustment.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE OBLIGATIONS:

     Houghton Mifflin has leases for various real property, office facilities, and warehouse equipment which expire at various dates. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.

     The future minimum rental commitments under all noncancelable leases for real estate and equipment are payable as follows:

YEARS                                                           IN THOUSANDS
-----                                                           ------------
1999........................................................      $ 17,902
2000........................................................        16,958
2001........................................................        15,550
2002........................................................        14,964
2003........................................................        14,206
Thereafter..................................................        35,019
                                                                  --------
          Total minimum lease payments......................      $114,599
                                                                  ========

     Rent expense, net of sublease income, was approximately $17.6 million in 1998; $17.5 million in 1997; and $17.3 million in 1996.

                            HOUGHTON MIFFLIN COMPANY

CONTINGENCIES:

     Houghton Mifflin is involved in ordinary and routine litigation incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition or results of operations.

NOTE 9.  INSO CORPORATION

     In March 1994, Houghton Mifflin spun off its former Software Division in an initial public offering. Houghton Mifflin's equity interest in INSO, the successor company, was approximately 40% after the offering. Houghton Mifflin recognized earnings from its investment in INSO based upon the equity method of accounting.

     In 1996, Houghton Mifflin received $38.6 million in proceeds from the sale of 770,000 shares of INSO common stock. As a result of the sale, Houghton Mifflin recorded a gain of approximately $34.3 million ($19.9 million after-tax), or $0.71 per share. Houghton Mifflin's equity ownership in INSO, after the sale of common stock, was approximately 30%.

     In November 1996, INSO completed an additional public offering of 1.2 million shares of common stock at a net offering price of $47.04 for total consideration of $56.4 million. As a result, in March 1997, Houghton Mifflin recorded a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, representing Houghton Mifflin's portion of the increase in INSO's net assets. As a result of this offering, the equity ownership in INSO was reduced to approximately 27%.

     During 1998, Houghton Mifflin used 1.9 million shares of INSO common stock to redeem 50%, or $63.3 million in aggregate principal amount, of its SAILS. Houghton Mifflin's equity ownership in INSO after the surrender of INSO common stock was reduced to approximately 13%. Because Houghton Mifflin's ownership of INSO dropped below 20%, it no longer records its investment in INSO under the equity method. Instead, Houghton Mifflin accounts for the remaining shares held of INSO common stock in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are classified as available for sale and are carried at fair market value based on the quoted market price.

     When Houghton Mifflin recorded its pro-rata share of income and losses and the impact of INSO's equity activities, if any, on a quarterly basis, it did so one quarter in arrears.

                            HOUGHTON MIFFLIN COMPANY

NOTE 10.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair market values of Houghton Mifflin's financial instruments as of December 31, 1998 and 1997 are as follows:

                                       1998                      1997
                              ----------------------    ----------------------
                              CARRYING       FAIR       CARRYING       FAIR
                               AMOUNT        VALUE       AMOUNT        VALUE
                              ---------    ---------    ---------    ---------
                                               (IN THOUSANDS)

FINANCIAL ASSETS:
     Cash, cash equivalents,
       and marketable
       securities...........     $4,591       $4,591       $6,235       $6,235
     Investments:
     INSO...................     48,565       48,565       30,194       44,777
     Cassell Plc............         --           --        2,178        2,178
     Other..................      2,500        2,500           --           --
FINANCIAL LIABILITIES:
     SAILS..................    (63,322)     (44,160)    (126,643)     (50,160)
     7.00% notes............   (124,836)    (128,525)    (124,813)    (127,688)
     7.125% notes...........    (99,685)    (104,400)     (99,625)    (103,620)
     Credit facility........    (50,000)     (50,000)          --           --
     6.07% notes............         --           --      (40,000)     (40,064)
     6.29% notes............    (20,000)     (20,094)     (20,000)     (20,106)
     Commercial paper.......    (11,894)     (11,894)     (61,346)     (61,346)

The fair market values of financial instruments are estimates based on market conditions and perceived risks at December 31, 1998 and 1997, and require varying degrees of management judgment. The fair market values of the financial instruments presented may not be indicative of their future values. The following methods and assumptions were used to estimate the fair market value of each class of financial instrument:

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND COMMERCIAL PAPER:

The carrying amount approximates fair market value due to the short-term maturity of the instruments.

INVESTMENTS:

The fair market value of Houghton Mifflin's investments is estimated based on the quoted market prices, if available, for these securities at December 31, 1998 and 1997. Included in the book and fair market value of Cassell Plc in 1997 was approximately $1.8 million of deferred tax benefit.

LONG-TERM DEBT:

The fair market value of the SAILS and notes is estimated based on quoted market prices. The carrying amount of the credit facility approximates fair market value because of the renewing feature of the facility.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS GAINS (LOSSES):

     Houghton Mifflin does not have any speculative or leveraged derivative transactions. At December 31, 1998, Houghton Mifflin had two interest rate swaps on commercial paper which were

                            HOUGHTON MIFFLIN COMPANY
entered into in 1997 (see Note 4). The fair market value represents the amount Houghton Mifflin would receive or pay to terminate the agreement taking into consideration current interest rates. The fair market value of these agreements, representing the estimated amount that Houghton Mifflin would pay a third party assuming Houghton Mifflin's obligations under the interest rate agreements ceased at December 31, 1998, is approximately $968,300.

NOTE 11.  RELATED PARTIES

     Houghton Mifflin presently holds notes receivable for a total of $4.6 million from certain corporate officers and members of the Board of Directors. Houghton Mifflin provided financing in 1994 to effect the purchase of an aggregate of 276,544 shares of Houghton Mifflin's common stock pursuant to the 1994 Executive Stock Purchase Plan and the 1994 Non-Employee Director Stock Purchase Plan at the fair market value on August 27, 1994 of $21.313 per share. The original loans made to Houghton Mifflin's current officers were amended in 1998. The amended loans have an interest rate of 6.25% and are due in the third quarter of 2003. Loans made to officers are collateralized by the shares of common stock purchased. Loans provided to members of the Board of Directors are unsecured. All loans have full recourse against the borrower. The notes receivable are shown as a reduction in stockholders' equity in the consolidated financial statements. In 1998, Houghton Mifflin recognized approximately $0.3 million in interest income in connection with the outstanding loans.

NOTE 12.  SEGMENT AND RELATED INFORMATION

     Houghton Mifflin adopted SFAS 131 in 1998, which changes the way Houghton Mifflin reports information about its operating segments. SFAS 131 superseded Financial Accounting Standards Board Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." The information relating to 1997 and 1996 has been restated from the prior years' presentation in order to conform with SFAS 131.

     Houghton Mifflin has eight divisions with separate management teams and infrastructures that offer different products and services. These divisions have been aggregated into three reportable segments based on the similar nature of their products and services, the nature of the production process, class of customers, and distribution method, as follows:

     K-12 Publishing: This segment consists of four divisions: School Division, McDougal Littell Inc., Great Source Education Group, Inc., and The Riverside Publishing Company. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, computer-assisted as well as computer-managed instructional programs for the K-12 market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets for these products are elementary and secondary schools.

     College Publishing: The College Division is the sole business unit reported in this segment. This operating segment includes textbooks, ancillary products such as workbooks and study guides, and instructional materials for introductory and upper level courses for the post-secondary education market. The principal markets for these products are two- and four-year colleges and universities. Other markets in which these products are sold include high school advanced placement courses and to for-profit, certificate-granting institutions which offer skill-based training and job placement.

     Other: This segment consists of the Trade & Reference Division, Houghton Mifflin Interactive Corporation, or HMI, CAT and unallocated corporate-related items. The Trade & Reference Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The

                            HOUGHTON MIFFLIN COMPANY
division also gains revenue from sales of book reprint rights to paperback publishers, book clubs, and other publishers in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. Reference materials are also sold to schools, colleges, office supply distributors, and businesses. HMI develops and sells multimedia products, chiefly CD-ROM titles, in the children's, reference, and adult-hobby markets. Its principal markets are retail stores. CAT specializes in the development and delivery of computer-based testing solutions, and its principal markets are organizations worldwide.

Houghton Mifflin's geographic area of operation is predominantly in the United States. Export sales and long-lived asset balances for locations outside the Unites States are not significant to Houghton Mifflin's three business segments. Houghton Mifflin does not have any customers which exceed 10% of net sales, and the loss of a single customer, in management's opinion, would not have a material adverse effect on net sales.

Houghton Mifflin evaluates the performance of its operating segments based on the profit and loss from operations before interest income and expense, income taxes, and infrequent and extraordinary items. The accounting policies of the reportable segments are the same as those described in Note 1.

Summarized financial information concerning Houghton Mifflin's reportable segments is shown in the following table. The "Other" column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of SFAS 131, nonrecurring items and, as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                                                   K-12        COLLEGE
                                                PUBLISHING    PUBLISHING     OTHER      CONSOLIDATED
                                                ----------    ----------    --------    ------------
                                                                   (IN THOUSANDS)

1998
Net sales from external customers.............   $611,770      $160,677     $ 89,210     $  861,657
Depreciation and amortization.................     72,672        20,761        2,248         95,681
Segment operating income (loss)...............     97,944        19,734      (15,658)       102,020
Identifiable assets...........................    624,095       195,681      124,900        944,676
Acquired assets...............................     10,640            --       14,205         24,845
Total assets..................................    634,735       195,681      139,105        969,521
Purchase of property, plant, and equipment,
  including book plates.......................     54,518        16,931        2,535         73,984

1997
Net sales from external customers.............   $560,259      $148,969     $ 88,092     $  797,320
Depreciation and amortization.................     68,342        19,759        1,638         89,739
Segment operating income (loss)...............     96,807        15,854       (6,103)       106,558
Identifiable assets...........................    647,974       196,429      127,648        972,051
Acquired assets...............................      5,959            --        3,090          9,049
Total assets..................................    653,933       196,429      130,738        981,100
Purchase of property, plant, and equipment,
  including book plates.......................     50,609        15,380        1,914         67,903

                            HOUGHTON MIFFLIN COMPANY

                                                   K-12        COLLEGE
                                                PUBLISHING    PUBLISHING     OTHER      CONSOLIDATED
                                                ----------    ----------    --------    ------------
                                                                   (IN THOUSANDS)
1996
Net sales from external customers.............   $497,709      $138,346     $ 81,808     $  717,863
Depreciation and amortization.................     62,259        20,382        1,694         84,335
Segment operating income (loss)...............     82,746        12,442       (7,806)        87,382
Identifiable assets...........................    628,918       188,183      173,840        990,941
Acquired assets...............................     13,179         2,322           --         15,501
Total assets..................................    642,097       190,505      173,840      1,006,442
Purchase of property, plant, and equipment,
  including book plates.......................     58,405        14,702        1,836         74,943

RECONCILIATION OF SEGMENT INCOME (LOSS) TO CONSOLIDATED STATEMENT OF OPERATIONS:

                                                                     1998        1997        1996
                                                                   --------    --------    --------
                                                                            (IN THOUSANDS)
Total income from reportable segments...........................   $102,020    $106,558    $ 87,382
Unallocated income (expense):
     Net interest expense.......................................    (33,981)    (38,926)    (40,875)
     Gains on INSO Corporation common stock and equity in
       earnings (losses) of INSO Corporation....................     18,797      15,901      27,446
     Loss on sale of long-term investment.......................     (3,017)         --          --
     Acquired in-process research and development...............     (3,500)         --          --
     Other expense..............................................     (1,050)         --          --
                                                                   --------    --------    --------
Income before taxes and extraordinary item......................   $ 79,269    $ 83,533    $ 73,953
                                                                   ========    ========    ========

                            HOUGHTON MIFFLIN COMPANY

NOTE 13.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                1998        1997        1996
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER-SHARE
                                                                          AMOUNTS)
Numerator:
     Net income.............................................  $63,649     $49,822     $43,622
Denominator:
     Denominator for basic earnings per share:
       Weighted-average shares outstanding..................   28,689      28,237      27,801
Effect of dilutive securities:
     Employee stock options.................................      389         407          90
     Restricted stock.......................................       33         146          16
     Performance shares.....................................       --          36          12
                                                              -------     -------     -------
                                                                  422         589         118
Dilutive potential common shares:
     Denominator for diluted earnings per share:
       Adjusted weighted-average shares outstanding and
          assumed conversions...............................   29,111      28,826      27,919
                                                              =======     =======     =======
Basic earnings per share....................................  $  2.22     $  1.76     $  1.57
                                                              =======     =======     =======
Diluted earnings per share..................................  $  2.19     $  1.73     $  1.56
                                                              =======     =======     =======

     Options to purchase 1,429,534 shares of common stock at December 31, 1998 and 267,300 shares of common stock at December 31, 1997 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were no shares of common stock excluded in the computation of diluted earnings per share in 1996.

NOTE 14.  SUBSEQUENT EVENTS

     In January 1999, Houghton Mifflin acquired the assets of Little Planet Literacy Series, a leading technology-based pre-kindergarten to grade three literacy program from Applied Learning Technologies, Inc. The acquisition will be accounted for as a purchase, and the net assets and results of operations will be included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $4.0 million. The cost of the acquisition will be allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, will be amortized on a straight-line basis over a period of approximately 8 years.

     At its January 27, 1999 meeting, the Board of Directors declared a quarterly dividend of $0.125 per share, payable on February 24, 1999, to shareholders of record on February 10, 1999.

     Subsequent to December 31, 1998, the quoted price of INSO shares dropped significantly; therefore, as of February 28, 1999, the investment in INSO is valued at approximately $13.5 million, or approximately $35.0 million less than the carrying value at December 31, 1998. As discussed in Note 9, Houghton Mifflin accounts for its investment in INSO in accordance with SFAS 115, and the resulting unrealized loss would be a component of stockholders' equity.

                   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
         (UNAUDITED, IN THOUSANDS OF DOLLARS EXCEPT PER-SHARE AMOUNTS)

                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                          --------   --------   --------   --------   --------
1998
Net sales...............................  $ 71,632   $202,740   $446,860   $140,425   $861,657
Gross profit (net sales less cost of
  sales)................................    18,409    107,449    278,849     66,028    470,735
Income (loss) before extraordinary
  item..................................  $(36,715)  $  6,885     95,910    (20,441)    45,639
Extraordinary gain on extinguishment of
  debt, net of tax of $13,042...........        --         --     18,010         --     18,010
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(36,715)  $  6,885   $113,920   $(20,441)  $ 63,649
                                          ========   ========   ========   ========   ========
Per share:
     Basic
       Income (loss) before
          extraordinary item............  $  (1.29)  $   0.24   $   3.35   $  (0.71)  $   1.59
       Extraordinary gain on
          extinguishment of debt........        --         --       0.63         --       0.63
                                          --------   --------   --------   --------   --------
       Net income (loss)................  $  (1.29)  $   0.24   $   3.98   $  (0.71)  $   2.22
                                          ========   ========   ========   ========   ========
     Diluted (except when anti-dilutive)
       Income (loss) before
          extraordinary item............  $  (1.29)  $   0.24   $   3.31   $  (0.71)  $   1.57
       Extraordinary gain on
          extinguishment of debt........        --         --       0.62         --       0.62
                                          --------   --------   --------   --------   --------
       Net income (loss)................  $  (1.29)  $   0.24   $   3.93   $  (0.71)  $   2.19
                                          ========   ========   ========   ========   ========
1997
Net sales...............................  $ 68,747   $202,321   $399,094   $127,158   $797,320
Gross profit (net sales less cost of
  sales)................................    16,524    108,669    249,237     60,389    434,819
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(26,876)  $ 10,825   $ 83,057   $(17,184)  $ 49,822
                                          ========   ========   ========   ========   ========
Per share:
Net income (loss) -- basic..............  $  (0.96)  $   0.38   $   2.94   $  (0.61)  $   1.76
                                          ========   ========   ========   ========   ========
Net income (loss) -- diluted (except
  when anti-dilutive)...................  $  (0.96)  $   0.38   $   2.87   $  (0.61)  $   1.73
                                          ========   ========   ========   ========   ========

     The above quarterly information indicates the seasonal fluctuations of Houghton Mifflin's educational publishing business.

     The increase in the net loss during the first quarter of 1998 and the decrease in net income for the second quarter of 1998 compared to the same periods in 1997 were primarily due to increases in editorial and plate costs related to product revisions and new product development and increased investments in Year 2000 compliance and new systems. The increase in net income for the third quarter of 1998 compared to the same period in 1997 was primarily due to higher sales, partially offset by higher editorial costs related to product revisions and new product development, higher selling and fulfillment costs due to higher net sales, dilution arising from the acquisition and operations of CAT, and increased investments to improve operating and support systems and to address the Year 2000 computer issue. The increased 1998 fourth-quarter loss was attributable to a $0.05 per-share operating loss related to CAT, increased product development efforts, and higher selling costs associated with sales opportunities in 1999. The fourth quarter of 1997 also benefited from gains recorded on sales of property.

     During the first quarter of 1998, Houghton Mifflin recognized a charge of $0.2 million ($0.1 million after tax) related to INSO's acquisition of Henderson Software, Incorporated. In the second quarter of 1998, Houghton Mifflin recognized a charge of $0.6 million ($0.3 million after tax), or $0.01 per share, related to INSO's acquisition of ViewPort Development AB. During the third quarter of 1998, Houghton Mifflin recognized a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share, which represented the gain on the surrender of INSO common stock to redeem one-half of the outstanding SAILS. Houghton Mifflin also recognized an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per share, on the extinguishment of the SAILS indebtedness. The acquisition of CAT in July 1998 included the purchase of certain technology under research and development which resulted in a restated charge of $3.5 million, or $0.12 per share. In Houghton Mifflin's previously reported results of operations for the third quarter of 1998, the charge for the in-process research and development was $7.0 million. Houghton Mifflin restated the third-quarter results for this item during January 1999 based on additional guidance provided to all registrants by the Securities and Exchange Commission. Houghton Mifflin also recognized a one-time gain of $3.2 million ($1.9 million after tax), or $0.06 per share, related to INSO's sale of its linguistic software net assets in the third quarter of 1998. In the fourth quarter of 1998, Houghton Mifflin recognized a one-time loss of $3.0 million ($2.0 million after tax), or $0.07 per share, on the sale of its investment in Cassell Plc.

     Houghton Mifflin recognized a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, during the first quarter of 1997 representing Houghton Mifflin's portion of the increase in INSO's net equity as a result of INSO's completion of a public offering in 1996. In the second quarter of 1997, Houghton Mifflin recognized a one-time charge of $0.5 million ($0.3 million after tax), or $0.01 per share, related to INSO's acquisition of the Mastersoft line of products from Adobe Systems Incorporated. In the third quarter of 1997, Houghton Mifflin recognized a one-time charge of $2.0 million ($1.2 million after tax), or $0.04 per share, related to the equity investment in INSO for: (1) the acquisition of Level Five Research, Inc. and (2) a restructuring charge affecting INSO's Information Products and certain of its Information Management Tools products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF HOUGHTON MIFFLIN

     Information about directors is incorporated by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders, and information about Executive Officers follows Part I, Item 4 of this report under the heading "Executive Officers of Houghton Mifflin" on pages 7 through 8.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

      (a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page 27.

          2. Financial Statement Schedule for the three years ended December 31, 1998: Schedule II -- Consolidated Valuation and Qualifying Accounts, page 62.

          Houghton Mifflin has omitted all other schedules because we have included the required information in the consolidated financial statements or notes or are not required to submit the schedules.

          3. Houghton Mifflin has filed the Exhibits listed in the accompanying Index to Exhibits on page 64 as part of this Report. They are included only on the Form 10-K filed with the Securities and Exchange Commission.

      (b) Reports on Form 8-K filed in the fourth quarter of 1998:

          None

                            HOUGHTON MIFFLIN COMPANY
         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                           (IN THOUSANDS OF DOLLARS)

                                                         ADDITIONS
                                                    --------------------
                                                    CHARGED     CHARGED
                                      BALANCE AT    TO COST    TO OTHER                      BALANCE
                                      BEGINNING       AND      ACCOUNTS      DEDUCTIONS      AT END
                                       OF YEAR      EXPENSE    -DESCRIBE     -DESCRIBE       OF YEAR
                                      ----------    -------    ---------     ----------      -------
1998
Allowance for bad debt..............   $ 4,356      $ 2,411     $   105(1)    $ 1,997(5)     $ 4,875
Allowance for book returns..........    20,734       71,967          --        69,607(3)      23,094
Allowance for authors' advances.....    24,290        4,598          --         5,299(4)      23,589
1997
Allowance for bad debt..............   $ 4,684      $ 1,985     $   139(1)    $ 2,452(5)     $ 4,356
Allowance for book returns..........    25,166       68,682      (6,837)(2)    66,277(3)      20,734
Allowance for authors' advances.....    20,975        3,849          --           534(4)      24,290
1996
Allowance for bad debt..............   $ 1,541      $ 3,632     $    --       $   489(5)     $ 4,684
Allowance for book returns..........    21,698       67,176       6,837(2)     70,545(3)      25,166
Allowance for authors' advances.....    21,848        2,793       2,033(1)      5,699(4)      20,975

---------------
(1) Reflects additions to the allowance from acquisitions made during the year.

(2) This amount represents the estimated book returns for products published by DK Publishing, Inc. and distributed by Houghton Mifflin. In 1997, these book returns reduced payments to DK Publishing, Inc.

(3) Books actually returned during the year.

(4) Write-offs of unearned author advances.

(5) Write-offs of uncollectible customer receivables.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Houghton Mifflin has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

February 24, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        /s/ NADER F. DAREHSHORI            Chairman of the Board, President, and
---------------------------------------    Chief Executive Officer, Director
          NADER F. DAREHSHORI                                                       February 24, 1999

            /s/ GAIL DEEGAN                Executive Vice President and Chief
---------------------------------------    Financial Officer
              GAIL DEEGAN                                                           February 24, 1999

          /s/ DAVID R. CARON               Vice President and Controller
---------------------------------------
            DAVID R. CARON                                                          February 24, 1999

          /s/ JOSEPH A. BAUTE              Director
---------------------------------------
            JOSEPH A. BAUTE                                                         February 24, 1999

         /s/ JAMES O. FREEDMAN             Director
---------------------------------------
           JAMES O. FREEDMAN                                                        February 24, 1999

         /s/ MICHAEL GOLDSTEIN             Director
---------------------------------------
           MICHAEL GOLDSTEIN                                                        February 24, 1999

          /s/ GAIL H. KLAPPER              Director
---------------------------------------
            GAIL H. KLAPPER                                                         February 24, 1999

          /s/ MARY H. LINDSAY              Director
---------------------------------------
            MARY H. LINDSAY                                                         February 24, 1999

       /s/ CHARLES R. LONGSWORTH           Director
---------------------------------------
         CHARLES R. LONGSWORTH                                                      February 24, 1999

           /s/ JOHN F. MAGEE               Director
---------------------------------------
             JOHN F. MAGEE                                                          February 24, 1999

        /s/ CLAUDINE B. MALONE             Director
---------------------------------------
          CLAUDINE B. MALONE                                                        February 24, 1999

        /s/ ALFRED L. MCDOUGAL             Director
---------------------------------------
          ALFRED L. MCDOUGAL                                                        February 24, 1999

           /s/ GEORGE PUTNAM               Director
---------------------------------------
             GEORGE PUTNAM                                                          February 24, 1999

         /s/ RALPH Z. SORENSON             Director
---------------------------------------
           RALPH Z. SORENSON                                                        February 24, 1999

        /s/ ROBERT J. TARR, JR.            Director
---------------------------------------
          ROBERT J. TARR, JR.                                                       February 24, 1999

                            HOUGHTON MIFFLIN COMPANY

                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

EXHIBIT NO.             DESCRIPTION OF DOCUMENT                     PAGE NUMBER IN THIS REPORT
-----------             -----------------------                     --------------------------
(3)(i)        Restated Articles of Organization of the      Filed as Exhibits (4.1) and (4.2) to
              Company                                       Registration Statement No. 33-14850 as
                                                            amended, and incorporated by reference into
                                                            this report

              Amendment to Restated Articles of             Page
              Organization of the Company in the form of
              a certificate of vote of directors
              establishing a series of a class of stock

(3)(ii)       By-laws of the Company                        Filed as Exhibit (3)(ii) to Form 10-K for
                                                            the year ended December 31, 1995, and
                                                            incorporated by reference into this report

(4)           Registration Statement under the Securities   Filed on June 20, 1967, and incorporated by
              Exchange Act of 1934 on Form 10 dated June    reference into this report
              20, 1967, as amended, with particular
              reference to the description of the common
              stock of the Company

              Renewed Rights Agreement between the          Filed as Exhibit (4) to Form 10-Q for the
              Company and BankBoston, N.A., as Rights       quarter ended June 30, 1997, and
              Agent                                         incorporated by reference into this report

              Indenture dated as of March 15, 1994          Filed as Exhibit (4.1) to Registration
              between the Company and State Street Bank     Statement No. 33-51700 as amended, and
              and Trust Company, as successor trustee to    incorporated by reference into this report
              the First National Bank of Boston

              First Supplemental Indenture dated as of      Filed as Exhibit (4.2) to Registration
              July 27, 1995 between the Company and State   Statement No. 33-64903 as amended, and
              Street Bank and Trust Company, as successor   incorporated by reference into this report
              trustee to the First National Bank of
              Boston

(10)(ii)      Lease between Two Twenty Two Berkeley         Filed as Exhibit (10)(ii)(D) to Form 10-K
(D)           Venture, as landlord, and Houghton Mifflin    for the year ended December 31, 1996, and
              Company, as tenant                            incorporated by reference into this report

              Lease between New England Mutual Life         Filed as Exhibit (10)(ii)(D) to Form 10-K
              Insurance Company, as sublandlord, and        for the year ended December 31, 1996, and
              Houghton Mifflin Company, as subtenant        incorporated by reference into this report

(10)(iii)     Benefits Trust Agreement between Houghton     Filed as Exhibit (10)(iii)(A) to Form 10-K
(A)           Mifflin Company and State Street Bank and     for the year ended December 31, 1997, and
              Trust Company dated June 3, 1992*             incorporated by reference into this report

(10)(iii)     Severance Agreement between the Company and   Filed as Exhibit (10)(iii)(A) to Form 10-K
(A)           Mr. Darehshori*                               for the year ended December 31, 1995, and
                                                            incorporated by reference into this report

              Form of Senior Executive Severance            Filed as Exhibit (10)(iii)(A) to Form 10-K
              Agreement*                                    for the year ended December 31, 1995, and
                                                            incorporated by reference into this report

              Form of Key Managers' Severance Agreement*    Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                            for the year ended December 31, 1995, and
                                                            incorporated by reference into this report

              Supplemental Benefits Plan*                   Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                            for the year ended December 31, 1995, and
                                                            incorporated by reference into this report
              Non-Employee Directors Retirement Benefit     Filed as Exhibit (10)(iii)(A) to Form 10-K
              Plan*                                         for the year ended December 31, 1995, and
                                                            incorporated by reference into this report

---------------

* Denotes a management contract or compensatory plan.

EXHIBIT NO.             DESCRIPTION OF DOCUMENT                     PAGE NUMBER IN THIS REPORT
-----------             -----------------------                     --------------------------
              1998 Senior Executive Incentive               Filed as Exhibit (10)(iii)(A) to Form 10-Q
              Compensation Plan*                            for the quarter ended March 31, 1998, and
                                                            incorporated by reference into this report

              Restricted Stock Agreement between the        Filed as Exhibit (10)(iii)(A) to Form 10-K
              Company and Mr. Darehshori*                   for the year ended December 31, 1996, and
                                                            incorporated by reference into this report

              Restricted Stock Agreement between the        Filed as Exhibit (10)(iii)(A) to Form 10-K
              Company and Ms. Deegan*                       for the year ended December 31, 1996, and
                                                            incorporated by reference into this report
              1995 Stock Compensation Plan*                 Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                            for the year ended December 31, 1996, and
                                                            incorporated by reference into this report

              1998 Stock Compensation Plan*                 Page

              Form of Non-Qualified Option Agreement*       Page

              1997 - 1998 Restricted Share Plan*            Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                            for the year ended June 30, 1997, and
                                                            incorporated by reference into this report

              Amended and Restated 1994 Executive Stock     Filed as Exhibit (10)(iii)(A) to Form 10-Q
              Purchase Plan*                                for the quarter ended June 30, 1998, and
                                                            incorporated by reference into this report

(10)(iii)     Form of Option Grant and Exercise             Filed as Exhibit (10)(iii)(A) to Form 10-Q
(A)           Agreement*                                    for the quarter ended September 30, 1994,
                                                            and incorporated by reference into this
                                                            report

              Form of Amendment Agreement to the Option     Filed as Exhibit (10)(iii)(A) to Form 10-Q
              Grant and Exercise Agreement*                 for the quarter ended June 30, 1998, and
                                                            incorporated by reference into this report

              Non-Employee Directors Stock Purchase Plan*   Filed as Exhibit (10)(iii)(A) to Form 10-Q
                                                            for the quarter ended September 30, 1994,
                                                            and incorporated by reference into this
                                                            report

              Forms of Stock Purchase Agreement*            Filed as Exhibit (10)(iii)(A) to Form 10-Q
                                                            for the quarter ended September 30, 1994,
                                                            and incorporated by reference into this
                                                            report

(12)          Computation of Ratio of Earnings to Fixed     Page
              Charges
(21)          List of Subsidiaries                          Page

(23)          Consent of Experts and Counsel                Page

(27)          Financial Data Schedule                       Page

---------------

* Denotes a management contract or compensatory plan.