Form 10-K/A
period 1998-12-31
HOUGHTON MIFFLIN CO
filed 1999-04-15
CIK 48638

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998        COMMISSION FILE NUMBER 1-5406

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO _________

                      -----------------------------------

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

                      -----------------------------------

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

                      -----------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1999 Annual Meeting of Stockholders are incorporated into Part III.
================================================================================

This amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant on March 29, 1999, and is being filed to reflect a correction to Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges for the following: the 1998 interest portion of rent expense included in earnings (loss) before fixed charges, earning (loss) before fixed charges, total fixed charges, and the ratio of earnings to fixed charges.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HOUGHTON MIFFLIN COMPANY


                                           ------------------------------------
                                                        Registrant


   Dated: April 15, 1999                            /s/ David R. Caron
                                           ------------------------------------
                                                      David R. Caron
                                           Vice President, Corporate Controller

                                 Exhibit Index


Exhibit No.                       Description
-----------                       -----------

    12         Computation of Ratio of Earnings to Fixed Charges as Amended.