Form 10-Q
period 1999-03-31
HOUGHTON MIFFLIN CO
filed 1999-05-13
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD FROM JANUARY 1, 1999 TO MARCH 31, 1999
                         COMMISSION FILE NUMBER 1-5406

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from .................to ....................

                         -------------------------------

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

     Yes  [X]            No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

           Class                                  Outstanding at April 30, 1999
-------------------------------                   -----------------------------
Common Stock, $1 par value                                 30,743,899
Preferred Stock Purchase Rights                            30,743,899



                                     1 of 29

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX


                                                                                  Page No.
Part I. Financial Information

   Item 1. Financial Statements

     Consolidated Condensed Balance Sheets
         March 31, 1999 and 1998 and December 31, 1998                               3 - 4


     Consolidated Condensed Statements of Operations, Comprehensive
         Income, and Retained Earnings -- Three Months Ended
         March 31, 1999 and 1998                                                         5

     Consolidated Condensed Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998                                      6

     Notes to Unaudited Consolidated Condensed
         Financial Statements                                                       7 - 12



   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    13 - 27



   Item 3. Quantitative and Qualitative Disclosures About Market Risk                   27



Part II.  Other Information

   Item 4. Submission of Matters to a Vote of
            Security Holders                                                            28

   Item 6. Exhibits and Reports on Form 8-K                                             28

            Signatures                                                                  29

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
          (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                          MARCH 31,      March 31,    December 31,
                                                            1999           1998           1998
                                                          --------       --------       --------
ASSETS
------
Current assets
   Cash and cash equivalents                              $  4,494       $  4,813       $  3,953
   Marketable securities and time deposits
    available for sale, at fair value                       15,329            614         49,203

   Accounts receivable                                      94,225        103,105        170,706
    Less: allowance for bad debts and book returns          21,009         16,856         27,969
                                                          --------       --------       --------
                                                            73,216         86,249        142,737
   Inventories
    Finished goods                                         161,241        163,798        141,457
    Work in process                                          4,919          8,029          4,294
    Raw materials                                            5,483          7,167          5,918
                                                          --------       --------       --------
                                                           171,643        178,994        151,669

   Deferred income taxes                                    31,799         37,494             --
   Prepaid expenses                                         12,227          9,730          2,279
                                                          --------       --------       --------

    Total current assets                                   308,708        317,894        349,841

Property, plant, and equipment
 and book plates (net of accumulated
 depreciation and amortization of
 $166,899 in 1999, $170,331 in 1998
 and $193,277 at December 31, 1998)                        139,002        127,263        130,265

Goodwill and other intangible assets, net                  443,969        457,111        445,223

Deferred income taxes                                        7,885             --          7,885

Other assets                                                48,348         77,978         42,353

                                                          --------       --------       --------
                                                          $947,912       $980,246       $975,567
                                                          ========       ========       ========





See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
          (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 MARCH 31,      March 31,    December 31,
                                                                    1999          1998           1998
                                                                  -------       --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities
   Accounts payable                                              $ 75,552       $ 78,979       $ 39,029
   Commercial paper                                                38,413        110,564         11,894
   Royalties                                                       20,286         16,764         48,371
   Salaries, wages, and commissions                                 5,475          3,336         27,177
   Deferred income taxes                                               --             --          7,500
   Other                                                           28,678         24,533         27,019
   Current portion of long-term debt                               83,322         40,000         83,322
                                                                 --------       --------       --------
    Total current liabilities                                     251,726        274,176        244,312

Long-term debt                                                    304,362        371,102        274,521
Accrued royalties payable                                           1,057          1,346          1,148
Other liabilities                                                  28,675         25,286         28,459
Accrued postretirement benefits                                    28,991         28,239         28,839

Stockholders' equity
   Preferred stock, $1 par value;
    (500,000 shares authorized, none issued)                           --             --             --
   Common stock, $1 par value;
    (70,000,000 shares authorized; 30,729,587 shares
    issued in 1999, 30,310,879 shares issued in 1998, and
    30,549,706 shares issued at December 31, 1998)                 30,730         30,311         30,550
   Capital in excess of par value                                 100,154         69,269         95,740
   Retained earnings                                              290,116        241,108        330,672
                                                                 --------       --------       --------
                                                                  421,000        340,688        456,962

   Notes receivable from stock purchase agreements                 (4,631)        (4,460)        (4,621)
   Unearned compensation related to
    restricted stock                                               (2,780)        (6,940)        (2,318)
   Common shares held in treasury, at cost
    (602,059 shares in 1999, 286,025
    shares in 1998, and 374,052 shares
    at December 31, 1998)                                         (18,158)        (5,660)        (8,681)
   Benefits Trust assets, at market                               (61,094)       (41,632)       (61,432)
   Accumulated other comprehensive income (loss)                   (1,236)        (1,899)        18,378
                                                                 --------       --------       --------

      Total stockholders' equity                                  333,101        280,097        398,288

                                                                 --------       --------       --------
                                                                 $947,912       $980,246       $975,567
                                                                 ========       ========       ========


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                  COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
              (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    1999          1998
                                                                  --------      --------
Net sales by industry segment:
     K-12 Publishing                                              $ 51,971      $ 39,252
     College Publishing                                             14,864        15,393
     Other                                                          17,446        16,987
                                                                  --------      --------
                                                                    84,281        71,632

Costs and expenses:
     Cost of sales                                                  57,238        53,223
     Selling and administrative                                     81,862        71,798
                                                                  --------      --------
                                                                   139,100       125,021

Operating loss                                                     (54,819)      (53,389)

Other income (expense):
     Net interest expense                                           (6,769)       (8,300)
     Equity in earnings of INSO Corporation                             --           497
                                                                  --------      --------
                                                                    (6,769)       (7,803)

                                                                  --------      --------
Loss before taxes                                                  (61,588)      (61,192)

Income tax benefit                                                 (24,635)      (24,477)
                                                                  --------      --------

Net loss                                                           (36,953)      (36,715)

Other comprehensive income (loss), net of tax:
     Unrealized loss on available for sale securities              (19,614)           (1)
                                                                  --------      --------
Comprehensive loss                                                $(56,567)     $(36,716)
                                                                  ========      ========

Retained earnings at beginning of period                          $330,672      $281,411

Net loss                                                           (36,953)      (36,715)

Dividends paid                                                      (3,603)       (3,588)
                                                                  --------      --------
Retained earnings at end of period                                $290,116      $241,108
                                                                  ========      ========

Loss per share:
     Net loss per share - basic                                   $  (1.29)     $  (1.29)
     Net loss per share - diluted (except when anti-dilutive)     $  (1.29)     $  (1.29)

Cash dividends paid per common share                              $  0.125      $  0.125




See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                           (UNAUDITED; IN THOUSANDS)

                                                                             1999          1998
                                                                           --------      --------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net loss                                                              $(36,953)     $(36,715)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization expense                               13,544        14,825
         Amortization of unearned compensation on restricted stock              146           555
         Equity in earnings of INSO Corporation                                  --          (497)
         Changes in operating assets and liabilities:
               Accounts receivable, net                                      69,521        73,258
               Inventories                                                  (19,674)      (33,951)
               Accounts payable                                              36,523        31,367
               Royalties, net                                               (30,858)      (25,383)
               Deferred and income taxes payable                            (24,971)      (25,442)
               Salaries, wages, and commissions                             (21,702)      (18,289)
               Other, net                                                    (9,775)      (10,987)
                                                                           --------      --------

               NET CASH USED IN OPERATING ACTIVITIES                        (24,199)      (31,259)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Book plate expenditures                                                 (8,998)      (10,281)
     Acquisition of publishing and technology assets                         (7,912)       (1,290)
     Property, plant, and equipment expenditures                             (5,425)       (4,309)
                                                                           --------      --------

               NET CASH USED IN INVESTING ACTIVITIES                        (22,335)      (15,880)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Dividends paid on common stock                                          (3,603)       (3,588)
     Issuance of commercial paper                                           56,519        49,218
     Exercise of stock options                                                1,718           457
     Purchase of treasury stock                                              (7,580)           --
     Other                                                                       21           244
                                                                           --------      --------

               NET CASH PROVIDED BY FINANCING ACTIVITIES                     47,075        46,331

Increase in cash and cash equivalents                                           541          (808)
Cash and cash equivalents at beginning of period                              3,953         5,621
                                                                           --------      --------
Cash and cash equivalents at end of period                                 $  4,494      $  4,813
                                                                           ========      ========

Supplementary disclosure of cash flow information:
     Income taxes paid                                                     $    432      $    946
     Interest paid                                                         $  7,185      $  8,149




See accompanying notes to unaudited consolidated condensed financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1)  Basis of Presentation
     ---------------------

     The accompanying unaudited consolidated condensed financial statements of Houghton Mifflin Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

     Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.

     The information contained in the interim financial statements should be read in conjunction with Houghton Mifflin's latest Annual Report on Form 10-K, as amended by Form 10-K/A, filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 1999 interim financial statements.

(2)  INSO Corporation
     ----------------

     During the third quarter of 1998, Houghton Mifflin's ownership of INSO Corporation, or INSO, dropped below 20%; therefore, Houghton Mifflin no longer records its investment in INSO under the equity method. Instead, Houghton Mifflin accounts for the remaining shares held of INSO common stock in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are classified as available for sale and are carried at fair market value based on the quoted market price.

     The fair market value of these securities, $14.7 million, is included as marketable securities in current assets, due to Houghton Mifflin's option and expectation to use them to redeem the remaining $63.3 million aggregate principal amount of its outstanding 6% Exchangeable Note due 1999 - Stock Appreciation Income Linked Securities, or SAILS, due on August 1, 1999.

     Prior to the third quarter of 1998, these securities were included in other assets and carried at cost, adjusted for Houghton Mifflin's proportionate share of INSO's undistributed earnings and losses, and the effect of INSO's equity activity.

(3)  Acquisitions
     ------------

     On January 8, 1999, Houghton Mifflin acquired the assets of Little Planet Literacy Series, a leading technology-based pre-kindergarten to grade three literacy program, from Applied Learning Technologies, Inc. The acquisition is accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $4.9 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, will be amortized on a straight-line basis over a period of eight years.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(3)  Acquisitions - continued
     ------------

     On December 16, 1998, Houghton Mifflin acquired the assets of DiscoveryWorks, a science program for the elementary school market, from Silver Burdett Ginn Inc., a subsidiary of Pearson Plc. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $10.5 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of twelve years.

     On July 21, 1998, Houghton Mifflin acquired all of the outstanding stock of Computer Adaptive Technologies, Inc., or CAT, which specializes in developing and delivering computer-based testing solutions to organizations worldwide. The acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration paid at the time of the acquisition amounted to approximately $10.7 million, of which $8.0 million was paid to the former shareholders of CAT and $2.7 million was expended to repay debt, cash out certain warrants, and pay other acquisition-related fees. In January 1999, an additional $2.0 million was paid to the former shareholders of CAT based on the achievement of operational targets set forth in the acquisition agreement. In addition, based on the acquisition agreement, there remains up to $4 million of additional consideration that is contingent upon the achievement of certain future financial targets. A charge for acquired in-process research and development of $3.5 million was also recorded as part of the acquisition. As of the acquisition date, CAT had only one product that qualified as in-process research and development, CAT Software System Version 7. This project represents an integrated application suite of products whose functionality includes test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security. The amount of the charge represents the calculated value based on residual cash flows related to this in-process research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed, including the acquired in-process research and development. Goodwill and other intangible assets of $9.4 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately three to ten years. Additional goodwill will be recorded if the contingent consideration is earned.

     None of the above acquisitions materially affect consolidated results; therefore, no pro forma information is provided.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(4)  Goodwill and Intangible Assets
     ------------------------------

     Goodwill and other intangible assets consist of the following:

                                                          March 31,             December 31,
                                                    1999           1998             1998
                                                  --------       --------         --------
                                                              (in thousands)
     Goodwill                                     $531,557       $515,717         $525,279
     Publishing rights                              17,724         17,724           17,724
     Other                                           4,000          4,000            4,000
     Less: accumulated amortization               (109,312)       (80,330)        (101,780)
                                                  --------       --------         --------
     Total                                        $443,969       $457,111         $445,223
                                                  ========       ========         ========

     The carrying values of goodwill and other intangibles is periodically reviewed to determine recoverability based upon projected net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, Houghton Mifflin will adjust the book value of the intangible asset to the undiscounted net cash flow amount.

(5)  Loss Per Share
     --------------

     The following table sets forth the computation of basic and diluted loss per share:

                                                                            March 31,
                                                                   1999                   1998
                                                                 --------               --------
                                                                          (in thousands,
                                                                     except per share amounts)
Numerator:
  Net loss                                                       $(36,953)              $(36,715)

Denominator:
  Denominator for basic earnings per share:
   Weighted-average shares outstanding                             28,750                 28,443

Effect of dilutive securities:                                         --                     --

Denominator for diluted earnings per share:
  Adjusted weighted-average shares outstanding                   --------               --------
  and assumed conversions                                          28,750                 28,443
                                                                 ========               ========

Basic loss per share                                             $  (1.29)              $  (1.29)
                                                                 ========               ========
Diluted loss per share (except when anti-dilutive)               $  (1.29)              $  (1.29)
                                                                 ========               ========

     In the first quarter of 1999 and the first quarter of 1998, no dilutive securities were included in the computation of diluted earnings per share because Houghton Mifflin had a net loss, and the effect would have been anti-dilutive.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(6)  Accounting Change
     -----------------

     Houghton Mifflin has implemented a change in the method of accounting for the amortization of book plate assets. The change is from a class of assets method to a specific identification method by which amortization will commence in the year of publication. This change is being made prospectively for book plate additions beginning in 1999. The change reflects a better match of amortization expense with the related revenue and is consistent with the method used by other major publishers. This change did not have a material effect on first-quarter 1999 results.

(7)  Cost of Start-up Activities
     ---------------------------

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which was required to be adopted for fiscal years beginning after December 15, 1998. This statement requires costs of start-up activities to be expensed as incurred. The adoption of this Statement had no effect on Houghton Mifflin's results.

(8)  Cost of Computer Software Developed or Obtained for Internal Use
     ----------------------------------------------------------------

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was required to be adopted for fiscal years beginning after December 15, 1998. This statement requires costs of internal use software, which includes software that is acquired, internally developed, or modified solely to meet the entity's internal needs, to be capitalized. Prior to the adoption of SOP 98-1, Houghton Mifflin had expensed internally incurred costs in the application development stage relating to internal use software. This change did not have a material effect on first-quarter 1999 results.

(9)  Segment and Related Information
     -------------------------------

     In 1998, Houghton Mifflin adopted the Financial Accounting Standards Board's Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which requires public companies to report financial and descriptive information about their operating segments in interim financial reports to shareholders.

     Houghton Mifflin has eight divisions with separate management teams and infrastructures that offer different products and services. These divisions have been aggregated in three reportable segments based on the similar nature of their products and services, the nature of the production process, class of customers, and distribution method, as follows:

K-12 Publishing: This segment consists of five divisions: School Division, McDougal Littell Inc., Great Source Education Group, Inc., Houghton Mifflin Interactive Corporation, or HMI, and The Riverside Publishing Company. Beginning in 1999, Houghton Mifflin focused HMI's business on the growing education marketplace rather than on the retail market. HMI's products will be sold primarily in the K-12 school marketplace; therefore, the 1999 information relating to HMI will be included in the K-12 Publishing segment. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, computer-assisted as well as computer-managed instructional programs for the K-12 market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets for these products are elementary and secondary schools.

College Publishing: The College Division is the sole business unit reported in this segment. This operating segment includes textbooks, ancillary products such as workbooks and study guides, and other technology-based instructional materials and services for introductory and upper level courses for the post-secondary education market. The principal markets for these products are two- and four-year colleges and universities. Other markets in which these products are sold include high school advanced placement courses and for-profit, certificate-granting institutions that offer skill-based training and job placement.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(9)  Segment and Related Information - continued
     -------------------------------

Other: This segment consists of the Trade & Reference Division, CAT, and unallocated corporate-related items. In 1998, HMI's products, chiefly CD-ROM titles sold in the retail children's, reference, and adult-hobby markets, were included in the Other segment. The Trade & Reference Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The division also sells book reprint rights to paperback publishers, book clubs, and other publishers in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. It also sells reference materials to schools, colleges, office supply distributors, and businesses. CAT specializes in the development and delivery of computer-based testing solutions. Its principal markets are organizations worldwide.

     Houghton Mifflin's geographic area of operation is predominantly the United States. Export sales for locations outside the Unites States are not significant to Houghton Mifflin's three business segments. Houghton Mifflin does not have any customers which exceed 10% of net sales, and the loss of a single customer, in management's opinion, would not have a material adverse effect on net sales.

     Houghton Mifflin evaluates the performance of its operating segments based on the profit and loss from operations before interest income and expense, income taxes, and infrequent and extraordinary items.

     The following table summarizes financial information concerning Houghton Mifflin's reportable segments. The "Other" column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of SFAS 131, nonrecurring items and, as it relates to segment profit
(loss), income and expense not allocated to reportable segments.

                                                 K-12          COLLEGE
                                              PUBLISHING      PUBLISHING          OTHER          CONSOLIDATED
                                              ----------      ----------          -----          ------------
                                                                     (in thousands)
1999
Net sales from external customers              $51,971         $14,864           $17,446           $84,281
Segment operating loss                         (41,686)         (8,900)           (4,233)          (54,819)

1998
Net sales from external customers               39,252          15,393            16,987            71,632
Segment operating loss                         (41,741)         (9,322)           (2,326)          (53,389)

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(9)  Segment and Related Information - continued
     -------------------------------

     RECONCILIATION OF SEGMENT LOSSES TO THE CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS:

                                                     March 31,
                                                 1999         1998
                                               --------     --------
                                                   (in thousands)
Total loss from reportable segments            $(54,819)    $(53,389)
Unallocated income (expense):
 Net interest expense                            (6,769)      (8,300)
 Equity in earnings of INSO Corporation              --          497
                                               --------     --------
Loss before taxes                              $(61,588)    $(61,192)
                                               ========     ========

(10) Subsequent Events
     -----------------

     On May 5, 1999, Houghton Mifflin acquired all of the outstanding stock of Sunburst Communications, Inc., a leading developer of software and video instructional materials, for approximately $33.5 million, including assumption of debt. This acquisition will be accounted for as a purchase, and the net assets acquired, liabilities assumed, and results of operations will be included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. The cost of the acquisition will be allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed.

     In April 1999, Houghton Mifflin issued $80 million of medium-term notes with proceeds from this issuance used to repay existing commercial paper debt.

     On May 7, 1999, Houghton Mifflin filed a registration statement on Form S-3 with the Securities and Exchange Commission covering up to $200,000,000 of debt securities and common stock, which may be issued in one or more offerings from time to time.

     At its April 28, 1999 meeting, the Board of Directors declared a quarterly dividend of $0.125 per share, payable on May 26, 1999, to shareholders of record on May 12, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Houghton Mifflin's principal business is publishing, and its operations are classified in three operating segments: K-12 Publishing, College Publishing, and Other.

K-12 Publishing

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

     Beginning in 1999, K-12 Publishing consists of five Houghton Mifflin divisions:

          o The School Division, which publishes for the elementary school market;

          o McDougal Littell Inc., which publishes for the secondary school market;

          o Great Source Education Group, Inc., which publishes supplementary materials for both the elementary and secondary school markets;

          o Houghton Mifflin Interactive Corporation, which develops and sells multimedia instructional products for both the elementary and secondary school markets; and

          o The Riverside Publishing Company, which publishes tests for educational and psychological assessment and provides career guidance products and services.

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

College Publishing

     This operating segment, which consists of the College Division, includes textbooks, ancillary products such as workbooks and study guides, and other technology-based instructional materials and services for introductory and upper level courses in the post-secondary higher education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities, high school advanced placement courses, and for-profit, certificate-granting institutions that offer skill-based training and job placement.

     In the college and private career school markets, the faculty generally selects the texts and other materials to be used in class, acting either as a committee or individually. The College Division sales force promotes product to faculty through a combination of on-campus visits, shipment of sample copies of products to instructors, and e-mail correspondence. In addition, targeted marketing and advertising to faculty, in both print and electronic form, are an important part of the selling process. For high school advanced placement courses, college-level products are selected through the adoption process.

Other

     In 1999, Houghton Mifflin's Other operating segment consists of unallocated corporate-related items and two divisions:

          o    The Trade & Reference, or Trade, Division; and

          o    Computer Adaptive Technologies, Inc., or CAT.

     The Trade Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. The division also sells book reprint rights to paperback publishers, book clubs, and other publishers in the United States and abroad, and reference materials to schools, colleges, office supply distributors, and businesses. CAT specializes in developing and delivering computer-based testing solutions to organizations worldwide.

Company Business as a Whole

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

     Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on Houghton Mifflin's year-to-year revenues. Although the loss of a single customer or a few customers would not have a materially adverse effect on Houghton Mifflin's business, schedules of school adoptions and market acceptance of its products can affect year-to-year revenue performance.

RESULTS OF OPERATIONS:
---------------------

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998
-------------------------------------------------

IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

NET INCOME:

                                                                    Three months ended March 31,
                                                            -------------------------------------------
                                                                                       Loss per share
                                                              1999         1998        1999       1998
                                                            --------     --------     ------     ------
Loss after tax, but excluding infrequent items:             $(36,953)    $(36,601)    $(1.29)    $(1.29)

  Other losses                                                    --         (114)        --         --
                                                            --------     --------     ------     ------
Net loss                                                    $(36,953)    $(36,715)    $(1.29)    $(1.29)
                                                            ========     ========     ======     ======


     For the quarter ended March 31, 1999, the consolidated net loss was $37.0 million, or $1.29 per share, compared to a net loss of $36.7 million, or $1.29 per share, for the same period in 1998.

     Loss after tax, but excluding infrequent items, for the first quarter of 1999 was $37.0 million, or $1.29 per share, compared to loss after tax, but excluding infrequent items, $36.6 million, or $1.29 per share, in the first quarter of 1998. The 1999 first-quarter seasonal net loss was the same as last year's first quarter, because higher net sales in the first quarter of 1999 were offset by higher selling costs related to greater sales opportunities in 1999, operating expenses and goodwill amortization of CAT (acquired in July 1998), increases in product development spending, and additional costs related to information systems initiatives and the Year 2000 computer issue.

     In the first quarter of 1998, Houghton Mifflin recognized an infrequent charge of $0.2 million ($0.1 million after tax) related to INSO's acquisition of Henderson Software.



NET SALES:

                                               Three months ended March 31,
                                       -------------------------------------------
                                                                Increase(decrease)
                                          1999        1998         $          %
                                        -------     -------     -------     ----
K-12 Publishing                         $51,971     $39,252     $12,719     32.4%

College Publishing                       14,864      15,393        (529)    (3.4)

Other                                    17,446      16,987         459      2.7
                                        -------     -------     -------
     Total net sales                    $84,281     $71,632     $12,649     17.7%
                                        =======     =======     =======

     Net sales of $84.3 million for the quarter ended March 31, 1999 increased $12.6 million, or 17.7%, from $71.6 million reported in the first quarter of 1998. The K-12 Publishing segment's net sales of $52.0 million in the first quarter of 1999 increased $12.7 million, or 32.4%, from net sales of $39.3 million in the first quarter of 1998. The increase was attributable to double-digit net sales gains for the School Division, McDougal Littell, Great Source Education Group, and The Riverside Publishing Company. The net sales gain was partially due to earlier-than-anticipated ordering, but was also a result of positive customer response to Houghton Mifflin's products, the continued strength of the market for instructional materials, as well as sales generated from the elementary school science market due to the DiscoveryWorks acquisition in December 1998. The College Publishing segment's net sales of $14.9 million in the first quarter of 1999 were slightly lower than the first quarter of 1998. The Other segment's net sales in the first quarter of 1999 increased $0.5 million, or 2.7%, to $17.4 million from last year's first-quarter net sales of $17.0 million. This was primarily due to the Trade Division's increased sales from its adult list, field guides, and cooking line.

COSTS AND EXPENSES:

                                                          Three months ended March 31,
                                                 ---------------------------------------------
                                                                          Increase (decrease)
                                                   1999       1998           $         %
                                                 --------    --------    --------  ----------

Cost of sales                                     $57,238     $53,223      $4,015       7.5%

Selling and administrative, excluding
   intangible asset amortization                   74,329      64,739       9,590      14.8

Intangible asset amortization                       7,533       7,059         474       6.7
                                                 --------    --------     -------

          Total costs and expenses               $139,100    $125,021     $14,079      11.3%
                                                 ========    ========     =======


Cost of sales:

     Cost of sales in the first quarter of 1999 increased $4.0 million, or 7.5%, to $57.2 million from $53.2 million in the first quarter of 1998. The increased cost of sales was due to higher manufacturing costs, which are the result of higher net sales, and increased editorial expenses incurred for new program development and product revisions in preparation for the sales opportunities in 2000 and beyond. Lower plate amortization partially offset these increases. As a result of the higher net sales, cost of sales decreased as a percentage of sales, to 67.9% in the first quarter of 1999 from 74.3% in the first quarter of 1998.

Selling and administrative:

      In the first quarter of 1999, selling and administrative expenses, excluding intangible asset amortization, were $74.3 million, an increase of $9.6 million, or 14.8%, from $64.7 million in the first quarter of 1998. This increase was due to higher selling, distribution, and administrative expenses. Selling expense increased due to expansion of the sales staff and higher promotional expense relating to the greater number of sales opportunities in our markets in 1999. Distribution expenses increased due to the higher sales volume and warehousing fees; administrative expenses rose as spending on efforts to improve customer support systems and to address the Year 2000 computer issue increased. Due to higher net sales, selling and administrative expenses, excluding intangible asset amortization, decreased as a percentage of sales, to 88.2% in the first quarter of 1999 from 90.4% in the first quarter of 1998.

Intangible Asset Amortization:

      Due to the 1998 acquisitions of CAT and DiscoveryWorks, and the January 1999 acquisition of Little Planet, intangible asset amortization increased to $7.5 million in the first quarter of 1999 from $7.1 million in the same period last year.

OTHER INCOME AND EXPENSE:

      In the first quarter of 1998, Houghton Mifflin recognized $0.5 million in equity earnings of INSO Corporation representing $0.7 million of INSO's earnings, offset by a one-time charge of $0.2 million related to INSO's acquisition of Henderson Software.

NET INTEREST EXPENSE:

      Net interest expense of $6.8 million for the first quarter of 1999 was $1.5 million lower than in the same period in 1998. The reduction was primarily due to the redemption on August 1, 1998 of $63.3 million of SAILS and the paydown of $39.5 million of debt at the end of 1998.

INCOME TAXES:

      The income tax benefit increased $0.2 million over the same period last year, primarily due to the higher operating loss in the first quarter of 1999. The effective tax rate for the first quarter of 1999 and 1998 was 40%.

K-12 PUBLISHING:

     The K-12 Publishing segment's net sales of $52.0 million in the first quarter of 1999 were $12.7 million, or 32.4%, higher than net sales of $39.3 million in the first quarter of 1998. The increase was attributable to double-digit net sales gains for the School Division, McDougal Littell, Great Source Education Group, and The Riverside Publishing Company. The net sales gain was partially due to earlier-than-anticipated ordering, but was also a result of positive customer response to Houghton Mifflin's products, the continued strength of the market for instructional materials, as well as the sales generated from the elementary school science market due to the DiscoveryWorks acquisition in December 1998.

     Despite higher net sales, the operating loss for the K-12 Publishing segment was $41.7 million in the first quarter of 1999, same as in 1998's first quarter. Cost of sales and selling and administrative expenses increased in the first quarter of 1999 compared to the first quarter of 1998. Cost of sales increased due to higher manufacturing costs, which are the result of higher net sales, increased editorial expenses incurred for new program development and product revisions in preparation for the sales opportunities in 2000 and beyond. Lower plate amortization partially offset these increases. The increase in selling expenses was due to expansion of the sales staff and higher promotional expense related to the increase in sales opportunities in 1999 over 1998. Distribution expenses increased due to higher sales volume and warehousing fees. Administrative expenses rose due to additional costs related to information system initiatives and the Year 2000 computer issue.

COLLEGE PUBLISHING:

     The College Publishing segment's net sales of $14.9 million in the first quarter of 1999 were slightly lower than the first quarter of 1998. The operating loss was $8.9 million in the first quarter of 1999, compared to $9.3 million for the same period in 1998. The decrease in the operating loss was primarily due to slightly lower cost of sales and selling and administrative expenses, partially offset by lower net sales.

OTHER:

     The Other segment's net sales in the first quarter of 1999 increased $0.5 million, or 2.7%, to $17.4 million from last year's first-quarter net sales of $17.0 million. The increase was primarily due to the Trade Division, which had increased sales from its adult list, field guides, and cooking line. The sales increase was also due to the inclusion of CAT, which was acquired in July 1998. Partially offsetting these increases was lower revenue due to the shift of HMI to the K-12 Publishing segment beginning in 1999.

     The Other segment's operating loss was $4.2 million in the first quarter of 1999 compared to $2.3 million in the same period in 1998. The increased operating loss was primarily due to the operating expenses and goodwill amortization of CAT, higher distribution expenses, and higher administrative expenses, partially offset by higher net sales. Distribution expenses increased due to the higher sales volume and warehousing fees; administrative expenses rose due to higher costs related to information system initiatives and the Year 2000 computer issue.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

      During the first quarter of 1999, Houghton Mifflin used $56.5 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments. During the first quarter of 1998, Houghton Mifflin used $0.8 million of cash on hand at year-end 1997, as well as $49.2 million of net borrowings, to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments.

      Net cash used in operating activities was $24.2 million in the first quarter of 1999, a $7.1 million improvement from the $31.3 million of cash used in operating activities during the first quarter of 1998. Net loss excluding non-cash items increased by $1.4 million. Changes in operating assets and liabilities provided $8.5 million more cash during the first quarter of 1999 than in the same period in 1998, primarily due to lower working capital requirements.

      Cash required for investing activities was $22.3 million in the first quarter of 1999, an increase of $6.4 million from the $15.9 million required in the same period in 1998. The increase was principally due to a $6.6 million increase in acquisitions of publishing and technology assets related to the acquisition of the Little Planet Literacy Series and a contingent consideration payment related to the

1998 acquisition of CAT. The increase was also related to a $1.1 million increase in property, plant, and equipment expenditures, partially offset by a $1.3 million decrease in book plate expenditures.

      Net proceeds from financing activities increased by $0.7 million in the first quarter of 1999 from the same period in 1998. In the first quarter of 1999, Houghton Mifflin made common stock repurchases totaling approximately $7.6 million. An additional $7.3 million of commercial paper was issued in the first quarter of 1999 than in the same period in 1998.

      In January 1999, Houghton Mifflin refinanced $50 million outstanding under the Revolving Credit Facility by issuing commercial paper. In April 1999, Houghton Mifflin issued $80 million of medium-term notes with proceeds from this issuance used to repay existing commercial paper debt.

      Houghton Mifflin believes its existing cash, expected positive cash flow from operations, proceeds from the issuance of $80 million of medium-term notes, and its existing credit facilities will be sufficient to finance the Sunburst acquisition, fund publishing capital expenditures and dividend payments, and cover working capital requirements for the full year.

      On May 7, 1999, Houghton Mifflin filed a registration statement on Form S-3 with the Securities and Exchange Commission covering up to $200,000,000 of debt securities and common stock, which may be issued in one or more offerings from time to time.

EFFECT OF THE YEAR 2000 COMPUTER ISSUE
--------------------------------------

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

------------------------------------------------------------------------------------------------
RESOLUTION PHASE                  ESTIMATED AVERAGE % COMPLETION        EXPECTED COMPLETION DATE
------------------------------------------------------------------------------------------------
Assessment                                      100%                             Completed
------------------------------------------------------------------------------------------------
Remediation or Replacement                       85                            July 31, 1999
------------------------------------------------------------------------------------------------
Testing and Certification                        60                           August 31, 1999
------------------------------------------------------------------------------------------------
Implementation                                   60                           August 31, 1999
------------------------------------------------------------------------------------------------

      The expected completion date of the customer order management system has been extended due to an increase in the scope of work to complete the project. Houghton Mifflin has completed the assessment phase of this system and is approximately 50% complete with the replacement phase. The replacement, testing, and implementation phases are expected to be completed by October 31, 1999. Houghton Mifflin is also developing a contingency plan for this system, which includes remediation of the existing system.

      The following chart presents the estimated average status of completion for critical non-IT systems and the expected completion date of each phase.

------------------------------------------------------------------------------------------------
RESOLUTION PHASE                  ESTIMATED AVERAGE % COMPLETION        EXPECTED COMPLETION DATE
------------------------------------------------------------------------------------------------
Assessment                                      100%                             Completed
------------------------------------------------------------------------------------------------
Remediation or Replacement                      100                             Completed
------------------------------------------------------------------------------------------------
Testing and Certification                        78                           June 30, 1999
------------------------------------------------------------------------------------------------
Implementation                                   60                           June 30, 1999
------------------------------------------------------------------------------------------------


      Houghton Mifflin is also in the process of assessing the compliance of its technology product lines by testing the products in a Year-2000-compliant environment. The test results will determine any required action, including remediation, replacement, or retirement. In most cases, Houghton Mifflin believes there will be no need for remediation or replacement of the product. Houghton Mifflin has completed the assessment phase and believes that it will be able to complete any appropriate remedial actions by December 31, 1999. Based upon preliminary results, Houghton Mifflin does not expect that the effect of Year 2000 issues on Houghton Mifflin's technology products presents a material exposure.

      Houghton Mifflin has identified its most important customers, suppliers, and business partners (for example, printers, paper suppliers, distributors, and financial institutions), and has contacted them to determine the extent to which Houghton Mifflin may be vulnerable in the event that those parties fail to properly correct their own Year 2000 computer issues. Houghton Mifflin is monitoring the responses and progress of these parties. In addition, Houghton Mifflin intends to test critical systems interfaces, such as order entry and inventory transactions. Houghton Mifflin is in the process of working with the parties with whom it has these interfaces to reduce the risk of business interruptions. To date, Houghton Mifflin is not aware of any third party whose Year 2000 issues would have a material effect on Houghton Mifflin, but has no independent means of ensuring that third parties will be Year 2000 ready or whether their remediation efforts will be compatible with those of Houghton Mifflin.

      Houghton Mifflin is using both internal and external resources to reprogram or replace and test software for Year 2000 modifications. Management currently expects the total cost of the Year 2000 computer project, including costs to enhance the functionality of certain systems as well as to address the Year 2000 computer issue, to be approximately $30-35 million, which is being funded through operating cash flows. Of this total, approximately $10-14 million is for the purchase of new software and hardware that will be capitalized. The remaining $17-21 million will be expensed as incurred. As of March 31, 1999, Houghton Mifflin had spent approximately $19 million ($10 million expensed and $9 million capitalized for new systems) on its Year 2000 computer project and the development of new systems and systems modifications.

      Houghton Mifflin believes that it has an effective program in place to resolve any Year 2000 computer issues in a timely manner. Although Houghton Mifflin has not yet completed all the necessary phases of its Year 2000 program, it believes that with modifications to existing software and conversions to new software, the Year 2000 computer issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made or are not completed in time, or if a material third party fails to properly remediate its computer problems, or if the costs are higher than expected, the Year 2000 computer issue could have a material effect on Houghton Mifflin's operations. While Houghton Mifflin is not presently aware of any significant exposure, it cannot be sure that all Year 2000 remediation processes will be completed and properly tested before the Year 2000, or that contingency plans will be sufficient to mitigate the risk of all forms of Year 2000 readiness problems for Houghton Mifflin and its significant customers, suppliers, and business partners. In the event that Houghton Mifflin or any of its material suppliers or other third parties do not complete the necessary remediation, Houghton Mifflin could be subject to interruption of its normal business activities, including its ability to take customer orders, manufacture and ship products, invoice customers, collect payments, or engage in similar routine operations, and there could be a material adverse effect on Houghton Mifflin's revenues. Houghton Mifflin could also be subject to litigation for computer systems failures or problems with its technology products. In addition, disruptions in the economy generally resulting from the Year 2000 computer issue could have a material adverse effect on Houghton Mifflin. The amount of potential liability and lost revenues cannot reasonably be estimated at this time.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     For financial market risks related to changes in interest rates and equity prices, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

















     "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report includes forward-looking statements which reflect Houghton Mifflin's current views about future events and financial performance. Words such as "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Houghton Mifflin's expectations, and Houghton Mifflin expressly does not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) cost of development and market acceptance of Houghton Mifflin's educational and testing products and services; (ii) the seasonal and cyclical nature of Houghton Mifflin's educational sales; (iii) possible changes in funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational and testing products and services and shifts in timing of purchases; (iv) changes in purchasing patterns by elementary and secondary schools and colleges; (v) changes in the competitive environment, including those which would adversely affect selling expenses; (vi) regulatory changes which would affect the purchase of educational and testing products and services; (vii) strength of the retail market for general-interest publications and market acceptance of newly published titles; (viii) unanticipated expenses or delays in resolving Year 2000 computer issues by either Houghton Mifflin or those with whom Houghton Mifflin does business; and
(ix) other factors detailed from time to time in Houghton Mifflin's filings with the Securities and Exchange Commission.

PART II. OTHER INFORMATION


     Item 4. Submission of Matters to a Vote of Security Holders

                 None

     Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibit No. (10) (iii) (A):

                 Houghton Mifflin 1999 Chief Executive Officer Incentive Compensation Plan

                 Houghton Mifflin 1999 Senior Executive Incentive Compensation Plan

             Exhibit No. (18) Letter re: change in accounting principles

             Exhibit No. (27) Financial Data Schedule

         (b) Reports on Form 8-K

                 None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HOUGHTON MIFFLIN COMPANY
                                           ------------------------------------
                                                       Registrant


     Dated: May 13, 1999                            /s/ Gail Deegan
                                           ------------------------------------
                                                        Gail Deegan
                                             Executive Vice President, Chief
                                                     Financial Officer


     Dated: May 13, 1999                            /s/ David R. Caron
                                           ------------------------------------
                                                        David R. Caron
                                           Vice President, Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


Exhibit No     Description of Document                Page Number in This Report
----------     -----------------------                --------------------------

(10)(iii)(A)   Houghton Mifflin 1999 Chief Executive              32
                   Officer Incentive Compensation Plan

               Houghton Mifflin 1999 Senior Executive             36
                   Incentive Compensation Plan

(18)           Letter re: change in accounting principles         41

(27)           Financial Data Schedule                            43