Form 10-Q
period 1999-06-30
HOUGHTON MIFFLIN CO
filed 1999-08-12
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD FROM APRIL 1, 1999 TO JUNE 30, 1999
                          COMMISSION FILE NUMBER 1-5406

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                       ----------------------------------

                            HOUGHTON MIFFLIN COMPANY
             (Exact name of registrant as specified in its charter)

                  MASSACHUSETTS                       04-1456030
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

            222 BERKELEY ST., BOSTON                  02116-3764
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

         Yes  [X]              No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

                Class                      Outstanding at July 31, 1999
-------------------------------------   ----------------------------------
     Common Stock, $1 par value                    31,026,078
   Preferred Stock Purchase Rights                 31,026,078




                                     1 of 37

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX


                                                                                             Page No.
Part I. Financial Information
   Item 1. Financial Statements

     Consolidated Condensed Balance Sheets
         June 30, 1999 and 1998 and December 31, 1998                                         3 - 4

     Consolidated Condensed Statements of Operations, Comprehensive
         Income, and Retained Earnings   --   Three Months Ended
         June 30, 1999 and 1998                                                                   5

     Consolidated Condensed Statements of Operations, Comprehensive
         Income, and Retained Earnings   --   Six Months Ended
         June 30, 1999 and 1998                                                                   6

     Consolidated Condensed Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998                                                  7

     Notes to Unaudited Consolidated Condensed
         Financial Statements                                                                8 - 15



   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                              16 - 34



   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk                                                                                  35



Part II.  Other Information

   Item 4. Submission of Matters to a Vote of
           Security Holders                                                                      36

   Item 6. Exhibits and Reports on Form 8-K                                                      36

           Signatures                                                                            37

                            HOUGHTON MIFFLIN COMPANY
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                 (unaudited; in thousands except share amounts)

                                                                                  June 30,        June 30,      December 31,
                                                                                    1999            1998            1998
                                                                                ----------       ----------      ------------
ASSETS
Current assets
      Cash and cash equivalents                                                 $    7,698       $    6,567        $    3,953
      Marketable securities and time deposits
         available for sale, at fair value                                          11,079              614            49,203

      Accounts receivable                                                          197,834          201,183           170,706
         Less: allowance for bad debts and book returns                             17,450           15,980            27,969
                                                                                ----------       ----------        ----------
                                                                                   180,384          185,203           142,737
      Inventories
         Finished goods                                                            183,308          177,237           141,457
         Work in process                                                             4,009            5,773             4,294
         Raw materials                                                               5,739            7,112             5,918
                                                                                ----------       ----------        ----------
                                                                                   193,056          190,122           151,669

      Deferred income taxes                                                         28,721           34,061              --
      Prepaid expenses                                                               9,005            6,463             2,279
                                                                                ----------       ----------        ----------

         Total current assets                                                      429,943          423,030           349,841

      Property, plant, and equipment
         and book plates (net of accumulated
         depreciation and amortization of
         $194,649 in 1999, $186,709 in 1998
         and $193,277 at December 31, 1998)                                        151,248          130,210           130,265

      Goodwill and other intangible assets, net                                    460,150          449,497           445,223

      Deferred income taxes                                                          8,394            3,807             7,885

      Other assets                                                                  50,507           73,615            42,353

                                                                                ----------       ----------        ----------
                                                                                $1,100,242       $1,080,159        $  975,567
                                                                                ==========       ==========        ==========

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (unaudited; in thousands except share amounts)

                                                                                    June 30,        June 30,    December 31,
                                                                                      1999            1998          1998
                                                                                -----------    -----------    --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                                          $    62,622    $    51,568    $    39,029
      Commercial paper                                                              185,586        218,427         11,894
      Royalties                                                                      25,948         23,234         48,371
      Salaries, wages, and commissions                                                9,610          7,635         27,177
      Deferred income taxes                                                            --             --            7,500
      Other                                                                          32,865         27,573         27,019
      Current portion of long-term debt                                              83,468         40,000         83,322
                                                                                -----------    -----------    -----------
         Total current liabilities                                                  400,099        368,437        244,312

      Long-term debt                                                                304,630        371,123        274,521
      Accrued royalties payable                                                       1,157          1,239          1,148
      Other liabilities                                                              30,210         26,350         28,459
      Accrued postretirement medical benefits                                        29,144         28,389         28,839

Stockholders' equity
      Preferred stock, $1 par value;
         500,000 shares authorized, none issued                                        --             --             --
      Common stock, $1 par value;
         (70,000,000 shares authorized; 30,930,077 shares
         issued in 1999, 30,423,079 shares issued in 1998, and
         30,549,706 shares issued at December 31, 1998)                              30,930         30,423         30,550
      Capital in excess of par value                                                105,194         71,509         95,740
      Retained earnings                                                             294,882        244,398        330,672
                                                                                -----------    -----------    -----------
                                                                                    431,006        346,330        456,962

      Notes receivable from stock purchase agreements                                (4,665)        (4,513)        (4,621)
      Unearned compensation related to
         restricted stock                                                            (2,674)        (6,385)        (2,318)
      Common shares held in treasury, at cost
         (718,843 shares in 1999, 346,997
         shares in 1998 and 374,052 shares
         at December 31, 1998)                                                      (23,468)        (7,555)        (8,681)
      Benefits Trust assets, at market                                              (61,496)       (41,628)       (61,432)
      Accumulated other comprehensive income (loss)                                  (3,701)        (1,628)        18,378
                                                                                -----------    -----------    -----------

            Total stockholders' equity                                              335,002        284,621        398,288

                                                                                -----------    -----------    -----------
                                                                                $ 1,100,242    $ 1,080,159    $   975,567
                                                                                ===========    ===========    ===========

See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                    THREE MONTHS ENDED JUNE 30, 1999 AND 1998
               (unaudited; in thousands except per share amounts)

                                                                                         1999               1998
                                                                                      ---------          ---------
Net sales by industry segment:
        K-12 Publishing                                                               $ 178,105          $ 161,297
        College Publishing                                                               21,861             21,265
        Other                                                                            20,917             20,178
                                                                                      ---------          ---------
                                                                                        220,883            202,740

Costs and expenses:
        Cost of sales                                                                   101,626             95,291
        Selling and administrative                                                       96,688             84,596
                                                                                      ---------          ---------
                                                                                        198,314            179,887

Operating income                                                                         22,569             22,853

Other income (expense):
        Net interest expense                                                             (8,450)            (9,806)
        Equity in earnings (losses) of INSO Corporation                                    --                 (522)
        Other expense                                                                      --               (1,050)
                                                                                      ---------          ---------
                                                                                         (8,450)           (11,378)

                                                                                      ---------          ---------
Income before taxes                                                                      14,119             11,475

Income tax provision                                                                      5,746              4,590
                                                                                      ---------          ---------

Net income                                                                                8,373              6,885

Other comprehensive income (loss), net of tax:
        Unrealized loss on available for sale securities                                 (2,465)               271

                                                                                      ---------          ---------
Comprehensive income                                                                  $   5,908          $   7,156
                                                                                      =========          =========

Retained earnings at beginning of period                                              $ 290,116          $ 241,108

Net income                                                                                8,373              6,885

Dividends paid                                                                           (3,607)            (3,595)

                                                                                      ---------          ---------
Retained earnings at end of period                                                    $ 294,882          $ 244,398
                                                                                      =========          =========

Earnings per share:
    Net income per share - basic                                                      $    0.29          $    0.24
    Net income per share - diluted                                                    $    0.29          $    0.24

Cash dividends paid per common share                                                  $   0.125          $   0.125


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
               (unaudited; in thousands except per share amounts)

                                                                                         1999               1998
                                                                                     ----------          ---------
Net sales by industry segment:
        K-12 Publishing                                                              $ 230,076           $ 200,549
        College Publishing                                                              36,726              36,659
        Other                                                                           38,362              37,165
                                                                                     ---------           ---------
                                                                                       305,164             274,373

Costs and expenses:
        Cost of sales                                                                  158,863             148,515
        Selling and administrative                                                     178,549             156,393
                                                                                     ---------           ---------
                                                                                       337,412             304,908

Operating loss                                                                         (32,248)            (30,535)

Other income (expense):
        Net interest expense                                                           (15,220)            (18,106)
        Equity in earnings (losses) of INSO Corporation                                   --                   (25)
        Other expense                                                                     --                (1,050)
                                                                                     ---------           ---------
                                                                                       (15,220)            (19,181)

                                                                                     ---------           ---------
Loss before taxes                                                                      (47,468)            (49,716)

Income tax benefit                                                                     (18,889)            (19,886)
                                                                                     ---------           ---------

Net loss                                                                               (28,579)            (29,830)

Other comprehensive income (loss), net of tax:
        Unrealized loss on available for sale securities                               (22,079)                270

                                                                                     ---------           ---------
Comprehensive loss                                                                   $ (50,658)          $ (29,560)
                                                                                     =========           =========

Retained earnings at beginning of period                                             $ 330,672           $ 281,411

Net loss                                                                               (28,579)            (29,830)

Dividends paid                                                                          (7,211)             (7,183)

                                                                                     ---------           ---------
Retained earnings at end of period                                                   $ 294,882           $ 244,398
                                                                                     =========           =========

Earnings per share:
    Net loss per share - basic                                                       $   (0.99)          $   (1.05)
    Net loss per share - diluted (except when anti-dilutive)                         $   (0.99)          $   (1.05)

Cash dividends paid per common share                                                 $   0.250           $   0.250


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                            (unaudited; in thousands)

                                                                                        1999                1998
                                                                                     ---------           ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
        Net loss                                                                     $ (28,579)          $ (29,830)
        Adjustments to reconcile net loss to net cash
            used in operating activities:
              Equity in earnings (losses) of INSO Corporation                             --                    25
              Depreciation and amortization                                             35,085              38,231
              Amortization of unearned compensation on restricted stock                    496               1,110

              Changes in operating assets and liabilities:
                     Accounts receivable, net                                          (34,270)            (25,696)
                     Inventories                                                       (40,115)            (45,079)
                     Accounts payable                                                   22,661               3,956
                     Royalties, net                                                    (25,667)            (18,290)
                     Deferred and income taxes payable                                 (22,876)            (22,009)
                     Salaries, wages, and commissions                                  (18,175)            (13,990)
                     Other, net                                                          1,631              (3,578)
                                                                                     ---------           ---------

                     NET CASH USED IN OPERATING ACTIVITIES                            (109,809)           (115,150)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
        Book plate expenditures                                                        (22,150)            (23,814)
        Acquisition of publishing and technology assets                                (42,760)             (1,302)
        Property, plant, and equipment expenditures                                    (11,201)             (9,500)
                                                                                     ---------           ---------

                     NET CASH USED IN INVESTING ACTIVITIES                             (76,111)            (34,616)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
        Dividends paid on common stock                                                  (7,211)             (7,183)
        Issuance of commercial paper                                                   123,692             157,081
        Issuance of long-term financing                                                 80,000                --
        Payment of long-term financing                                                     (38)               --
        Exercise of stock options                                                          759               1,078
        Purchase of treasury stock                                                      (7,580)               --
        Other                                                                               44                (264)
                                                                                     ---------           ---------

                     NET CASH PROVIDED BY FINANCING ACTIVITIES                         189,666             150,712

Increase in cash and cash equivalents                                                    3,745                 946
Cash and cash equivalents at beginning of period                                         3,953               5,621
                                                                                     ---------           ---------
Cash and cash equivalents at end of period                                           $   7,698           $   6,567
                                                                                     =========           =========

Supplementary disclosure of cash flow information:
        Income taxes paid                                                            $   1,216           $   1,583
        Interest paid                                                                $  14,779           $  19,050


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

     The fair market value of these securities, $10.4 million, is included in current assets under marketable securities, due to Houghton Mifflin's use of them to redeem the remaining outstanding 6% Exchangeable Notes due 1999 - Stock Appreciation Income Linked Securities, or SAILS, due on August 2, 1999. See Note 11 for the disclosure of the subsequent event transaction.

     Prior to the third quarter of 1998, these securities were included in other assets and carried at cost, adjusted for Houghton Mifflin's proportionate share of INSO's undistributed earnings and losses and the effects of INSO's equity activity.

(3)  ACQUISITIONS

     On May 5, 1999, Houghton Mifflin acquired all of the outstanding stock of Sunburst Communications, Inc., or Sunburst, a leading developer of software and video instructional materials. This acquisition was accounted for as a purchase, and the net assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $33.7 million, of which $32.0 million was paid to the former shareholders of Sunburst and $1.7 million was expended to repay debt and pay other acquisition-related fees. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Goodwill and other intangible assets of $23.4 million were recorded as part of the acquisition.

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

     On December 16, 1998, Houghton Mifflin acquired the assets of DiscoveryWorks, a science program for the elementary school market, from Silver Burdett Ginn Inc., a subsidiary of Pearson Plc. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $11.1 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of twelve years.

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

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(4)  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following:

                                                                  June 30,                   December 31,
                                                          1999                  1998             1998
                                                       ---------           -------------     ------------
                                                                           (in thousands)
      Goodwill and other
            intangible assets                          $ 555,598           $ 515,129          $ 525,279
      Publishing rights                                   17,724              17,724             17,724
      Other                                                4,000               4,000              4,000
      Less: accumulated amortization                    (117,172)            (87,356)          (101,780)
                                                       ---------           ---------          ---------
      Total                                            $ 460,150           $ 449,497          $ 445,223
                                                       =========           =========          =========


     The carrying values of goodwill and other intangibles are periodically reviewed to determine recoverability based on projected net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, Houghton Mifflin will adjust the book value of the intangible asset to the undiscounted net cash flow amount.

(5)  EARNINGS PER SHARE

     The table below sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 1999 and June 30, 1998 (in thousands, except per share amounts):

                                                                                      Three months ended
                                                                                            June 30,
                                                                                ---------------------------
                                                                                  1999                1998
                                                                                -------             -------
Numerator:
    Net income                                                                  $ 8,373             $ 6,885

Denominator:
    Denominator for basic earnings per share:
       Weighted-average shares outstanding                                       28,788              28,524

Effect of dilutive securities:
    Employee stock options                                                          534                 355
    Restricted stock                                                                 27                  37
    Performance shares                                                             --                  --
                                                                                -------             -------
                                                                                    561                 392
Denominator for diluted earnings per share:
    Adjusted weighted-average shares
       outstanding and assumed conversions                                       29,349              28,916
                                                                                =======             =======

Basic earnings per share:                                                       $  0.29             $  0.24
                                                                                =======             =======
Diluted earnings per share:                                                     $  0.29             $  0.24
                                                                                =======             =======

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(5)  EARNINGS PER SHARE - continued

     The table below sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 1999 and June 30, 1998 (in thousands, except per share amounts):

                                                                                        Six months ended
                                                                                            June 30,
                                                                                ----------------------------
                                                                                  1999                1998
                                                                                --------            --------
Numerator:
    Net loss                                                                    $(28,579)           $(29,830)

Denominator:
    Denominator for basic earnings per share:
       Weighted-average shares outstanding                                        28,772              28,494

Effect of dilutive securities:                                                      --                  --

Denominator for diluted earnings per share:
    Adjusted weighted-average shares
       outstanding and assumed conversions                                        28,772              28,494
                                                                                ========            ========

Basic loss per share:                                                           $  (0.99)           $  (1.05)
                                                                                ========            ========
Diluted loss per share (except when anti-dilutive):                             $  (0.99)           $  (1.05)
                                                                                ========            ========



     Options to purchase 22,000 shares of common stock at June 30, 1999 were not included in the computation of diluted earnings per share for the three months ended June 30, 1999 because the options' exercise prices were greater than the average market prices of the common shares, and therefore, the effect would be anti-dilutive. Options to purchase 247,534 shares of common stock at June 30, 1998 were not included in the computation of diluted earnings per share for the three months ended June 30, 1998 for the same reason.

     For the six months ended June 30, 1999 and 1998, no dilutive securities were included in the computation of diluted earnings per share because Houghton Mifflin had a net loss, and the effect would have been anti-dilutive.

(6)  ACCOUNTING CHANGE

     In the first quarter of 1999, Houghton Mifflin implemented a change in the method of accounting for the amortization of book plate assets. The change is from a class of assets method to a specific identification method by which amortization will commence in the year of publication and is being made prospectively for book plate additions beginning in 1999. The change reflects a better match of amortization expense with the related revenue and is consistent with the method used by other major publishers. This change did not have a material effect on results for six months ended June 30, 1999.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(7)  COST OF START-UP ACTIVITIES

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

(8)  COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was required to be adopted for fiscal years beginning after December 15, 1998. This statement requires costs of software for internal use, which includes software that is acquired, internally developed, or modified solely to meet the entity's internal needs, to be capitalized. Prior to the adoption of SOP 98-1, Houghton Mifflin had expensed internally incurred costs in the application development stage relating to software for internal use. This change did not have a material effect on results for the six months ended June 30, 1999.

(9)  SEGMENT AND RELATED INFORMATION

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

K-12 Publishing: This segment consists of five divisions: School Division, McDougal Littell Inc., Great Source Education Group, Inc., Houghton Mifflin Interactive Corporation, or HMI, and The Riverside Publishing Company. Beginning in 1999, Houghton Mifflin focused HMI's business on the growing educational technology marketplace rather than on the retail market. HMI's products are sold primarily in the K-12 school marketplace; therefore, the 1999 information relating to HMI is included in the K-12 Publishing segment. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, computer-assisted as well as computer-managed instructional programs for the K-12 market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets for these products are elementary and secondary schools.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(9) SEGMENT AND RELATED INFORMATION - continued

College Publishing: The College Division is the sole business unit reported in this segment. This operating segment includes textbooks, ancillary products such as workbooks and study guides, and technology-based instructional materials and services for introductory and upper level courses in the post-secondary education market. The principal markets for these products are two- and four-year colleges and universities. Other markets in which these products are sold include high school advanced placement courses and for-profit, certificate-granting institutions that offer skill-based training and job placement.

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

     The following tables summarize financial information concerning Houghton Mifflin's reportable segments. The "Other" column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of SFAS 131, nonrecurring items, and as it relates to segment income
(loss), income and expense not allocated to reportable segments.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(9) SEGMENT AND RELATED INFORMATION - continued

    THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998:

                                                               K-12            COLLEGE
                                                            PUBLISHING        PUBLISHING          OTHER        CONSOLIDATED
                                                            ----------        ----------        ---------     --------------
                                                                                    (in thousands)
1999
Net sales from external customers                           $ 178,105         $  21,861         $  20,917     $ 220,883
Segment operating income (loss)                                33,186            (6,101)           (4,516)       22,569


1998
Net sales from external customers                             161,297            21,265            20,178       202,740
Segment operating income (loss)                                31,063            (4,680)           (3,530)       22,853


    RECONCILIATION OF SEGMENT INCOME (LOSS) TO THE CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS:

                                                                                           June 30,
                                                                                    1999               1998
                                                                                ----------          --------
                                                                                      (in thousands)
Total income from reportable segments                                           $ 22,569            $ 22,853
Unallocated income (expense):
   Net interest expense                                                           (8,450)             (9,806)
   Equity in earnings of INSO Corporation                                           --                  (522)
   Other expense                                                                    --                (1,050)
                                                                                ========            ========
Income before taxes                                                             $ 14,119            $ 11,475
                                                                                ========            ========


    SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998:

                                                              K-12            COLLEGE
                                                            PUBLISHING       PUBLISHING          OTHER       CONSOLIDATED
                                                            ----------       ----------        ---------     -------------
                                                                                   (in thousands)
1999
Net sales from external customers                           $ 230,076         $  36,726        $  38,362      $ 305,164
Segment operating loss                                         (8,498)          (15,001)          (8,749)       (32,248)

1998
Net sales from external customers                             200,549            36,659           37,165        274,373
Segment operating loss                                        (10,687)          (14,002)          (5,846)       (30,535)


HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(9)  SEGMENT AND RELATED INFORMATION - continued

RECONCILIATION OF SEGMENT LOSSES TO THE CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS:

                                                                                           June 30,
                                                                                  1999                 1998
                                                                                --------             --------
                                                                                        (in thousands)
Total loss from reportable segments                                             ($32,248)           ($30,535)
Unallocated income (expense):
   Net interest expense                                                          (15,220)            (18,106)
   Equity in earnings of INSO Corporation                                           --                   (25)
   Other expense                                                                    --                (1,050)
                                                                                ========            ========
Loss before taxes                                                               ($47,468)           ($49,716)
                                                                                ========            ========


(10) DEBT AND BORROWING AGREEMENTS

     In April 1999, Houghton Mifflin issued $50 million of floating rate and $30 million of 5.99% medium-term notes through a public offering. The $50 million medium-term notes mature on December 1, 2000. The $50 million of floating rate debt was swapped to a fixed rate using the two interest-rate swaps (5.90% and 5.95%) that were available, each with a notional amount of $25 million. The $30 million medium-term notes mature on December 3, 2001 and were priced at $100 to yield an effective rate of 5.99%. The proceeds from these issuances were used to repay existing commercial paper debt.

     In May 1999, Houghton Mifflin filed a registration statement on Form S-3 with the Securities and Exchange Commission covering up to $200 million of debt securities and common stock, which may be issued in one or more offerings from time to time.

(11) SUBSEQUENT EVENTS

     At its July 28, 1999 meeting, the Board of Directors declared a quarterly dividend of $0.13 per share, payable on August 25, 1999, to shareholders of record on August 11, 1999.

     On August 1, 1999 all of the Outstanding 6% Exchangeable Notes Due 1999 or Stock Appreciation Income Linked Securities ("SAILS") having an aggregate face value of Sixty-Five Million Two-Hundred and Eighty Thousand Dollars ($65,280,000) issued by Houghton Mifflin Company matured. In accordance with the terms of the SAILS, on August 2, 1999, Houghton Mifflin Company delivered (i) two shares of the common stock of INSO Corporation for each SAILS and (ii) cash in an amount equal to all accrued and unpaid interest on the outstanding SAILS.

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

     Beginning in 1999, K-12 Publishing consists of five Houghton Mifflin divisions:


          * The School Division, which publishes for the elementary school market;

          * McDougal Littell Inc., which publishes for the secondary school market;

          * Great Source Education Group, Inc., which publishes supplementary materials for both the elementary and secondary school markets;

          * Houghton Mifflin Interactive Corporation, which develops and sells multimedia instructional products for both the elementary and secondary school markets; and

          * The Riverside Publishing Company, which publishes tests for educational and psychological assessment and provides career guidance products and services.

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

College Publishing

     This operating segment, which consists of the College Division, includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and other services for introductory and upper level courses in the post-secondary higher education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities, high school advanced placement courses, and for-profit, certificate-granting institutions that offer skill-based training and job placement.

     In the college and private career school markets, the faculty generally selects the texts and other materials to be used in class, acting either as a committee or individually. The College Division sales force promotes products to faculty through a combination of on-campus visits, shipment of sample copies of products to instructors, and e-mail correspondence. In addition, targeted marketing and advertising to faculty, in both print and electronic form, are an important part of the selling process. For high school advanced placement courses, college-level products are selected through the adoption process.

Other

     In 1999, Houghton Mifflin's Other operating segment consists of unallocated corporate-related items and two divisions:

           *   The Trade & Reference, or Trade, Division; and

           *   Computer Adaptive Technologies, Inc., or CAT.

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

     Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on Houghton Mifflin's year-to-year revenues. Although the loss of a single customer or a few customers would not have a material adverse effect on Houghton Mifflin's business, schedules of school adoptions and market acceptance of its products can affect year-to-year revenue performance.

RESULTS OF OPERATIONS:
SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

NET INCOME:

                                                                             Three months ended June 30,
                                                                      ------------------------------------------
                                                                                              Earnings per share
                                                                        1999        1998        1999      1998
                                                                      -------     -------      ------    ------

Income after tax, but excluding infrequent items:                     $ 8,373     $ 7,222      $ 0.29    $ 0.25

   Other losses, net of taxes                                             --         (337)         --     (0.01)
                                                                      -------     -------      ------    ------
Net income                                                            $ 8,373     $ 6,885      $ 0.29    $ 0.24
                                                                      =======     =======      ======    ======

     For the quarter ended June 30, 1999, consolidated net income was $8.4 million, or $0.29 per share, compared to net income of $6.9 million, or $0.24 per share, for the same period in 1998.

     Income after tax, but excluding infrequent items, for the second quarter of 1999 was $8.4 million, or $0.29 per share, compared to income after tax, but excluding infrequent items, of $7.2 million, or $0.25 per share, in the second quarter of 1998. The primary reasons for the increase were higher net sales and lower interest expense, partially offset by increases in product development spending, higher selling costs related to greater sales opportunities in 1999, the operating expenses of CAT (acquired in July 1998), higher intangible asset amortization, and higher distribution expenses.

     In the second quarter of 1998, Houghton Mifflin recognized an infrequent charge of $0.6 million ($0.3 million after tax) related to INSO's acquisition of ViewPort Development AB.

NET SALES:

                                                                            Three months ended June 30,
                                                                 -------------------------------------------------
                                                                                                Increase(decrease)
                                                                   1999            1998           $            %
                                                                 --------        --------     ---------     ------
K-12 Publishing                                                  $178,105        $161,297     $  16,808     10.4%

College Publishing                                                 21,861          21,265           596      2.8

Other                                                              20,917          20,178           739      3.7
                                                                 ========        ========     =========
     Total net sales                                             $220,883        $202,740     $  18,143      8.9%
                                                                 ========        ========     =========

     Net sales of $220.9 million for the quarter ended June 30, 1999 increased $18.1 million, or 8.9%, from $202.7 million reported in the second quarter of 1998. The K-12 Publishing segment's net sales of $178.1 million in the second quarter of 1999 increased $16.8 million, or 10.4%, from net sales of $161.3 million in the second quarter of 1998. The increase was attributable to strong sales of the School Division's reading and science programs, Great Source Education Group's Write Source products, The Riverside Publishing Company's custom testing products, and HMI's Sunburst products. The net sales gain was the result of positive customer response to Houghton Mifflin's products; the continued strength of the market for instructional materials; and sales of DiscoveryWorks, the elementary school science program acquired in December 1998, and of multimedia instructional products acquired with Sunburst in May 1999. McDougal Littell reported slightly lower sales than in the same period last year, when results benefited from strong early sales in adoption and open territory states. The College Publishing segment's net sales of $21.9 million in the second quarter of 1999 were slightly higher than the second quarter of 1998. The Other segment's net sales in the second quarter of 1999 increased $0.7 million, or 3.7%, to $20.9 million from last year's second-quarter net sales of $20.2 million. This was primarily due to the Trade Division's higher sales of adult trade and children's titles.

COSTS AND EXPENSES:

                                                                               Three months ended June 30,
                                                                  --------------------------------------------------
                                                                                                  Increase(decrease)
                                                                     1999            1998           $            %
                                                                  --------        --------      --------      ------
Cost of sales                                                     $101,626        $ 95,291      $  6,335         6.6%

Selling and administrative, excluding
   intangible asset amortization                                    88,828          77,570        11,258        14.5

Intangible asset amortization                                        7,860           7,026           834        11.9

                                                                  --------        --------      --------
          Total costs and expenses                                $198,314        $179,887      $ 18,427        10.2%
                                                                  ========        ========      ========

Cost of sales:

     Cost of sales in the second quarter of 1999 increased $6.3 million, or 6.6%, to $101.6 million from $95.3 million in the second quarter of 1998. The increased cost of sales was due to higher editorial expenses, incurred for the development of new programs and services and product revisions in preparation for the sales opportunities in 2000 and beyond, and increased manufacturing costs, which are the result of higher sales. Lower plate amortization partially offset these increases. As a result of higher net sales, cost of sales decreased as a percentage of sales, to 46.0% in the second quarter of 1999 from 47.0% in the second quarter of 1998.

Selling and administrative:

     In the second quarter of 1999, selling and administrative expenses, excluding intangible asset amortization, were $88.8 million, an increase of $11.3 million, or 14.5%, from $77.6 million in the second quarter of 1998. This increase was due to higher selling, distribution, and administrative expenses. Selling expense increased due to expansion of the sales staff and higher promotional expense relating to the greater number of sales opportunities in our markets in 1999. Distribution expenses increased due to the higher sales volume and warehousing fees. In addition, the acquisitions of CAT and Sunburst contributed to increased selling and administrative expenses in 1999. As a percentage of sales, selling and administrative expenses, excluding intangible asset amortization, increased to 40.2% in the second quarter of 1999 from 38.3% in the second quarter of 1998.

Intangible asset amortization:

     Due to the 1998 acquisitions of CAT and DiscoveryWorks, the January 1999 acquisition of Little Planet, and the May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $7.9 million in the second quarter of 1999 from $7.0 million in the same period last year.

OTHER INCOME AND EXPENSE:

     In the second quarter of 1998, Houghton Mifflin recognized $0.5 million in equity losses of INSO Corporation, representing $0.1 million of INSO's earnings offset by an infrequent charge of $0.6 million related to INSO's acquisition of ViewPort Development AB.

     Houghton Mifflin recognized a $1.1 million charge in the second quarter of 1998 related to its unsuccessful bid for a portion of Simon & Schuster's publishing assets.

NET INTEREST EXPENSE:

     Net interest expense of $8.4 million for the second quarter of 1999 was $1.4 million lower than in the same period in 1998. The reduction was primarily due to the redemption on August 1, 1998 of $63.3 million of SAILS and the repayment of $39.5 million of debt at the end of 1998.

INCOME TAXES:

     The income tax provision increased $1.2 million over the same period last year. This increase was due to the increase in operating income and an increase in the effective tax rate to 40.7% in the second quarter of 1999 from 40.0% in the second quarter of 1998. The increase in the effective tax rate was primarily due to an increase in non-deductible goodwill amortization.

K-12 PUBLISHING:

     Operating income for the K-12 Publishing segment increased $2.1 million, or 6.8%, to $33.2 million in the second quarter of 1999 compared to $31.1 million in the second quarter of 1998. The higher operating income was due to higher sales partially offset by higher cost of sales and selling and administrative expenses. Cost of sales increased due to higher editorial expenses, incurred for new program development and product revisions in preparation for sales opportunities in 2000 and beyond, and higher manufacturing costs, which are the result of higher sales. Lower plate amortization partially offset these increases. The increase in selling expenses was due to expansion of the sales staff and higher promotional expense related to the increase in sales opportunities in 1999 over 1998. Distribution expenses increased due to higher sales volume. Administrative expenses rose as spending on efforts to improve customer support systems and to address the Year 2000 computer issue increased.

COLLEGE PUBLISHING:

     The College Publishing segment's operating loss was $6.1 million in the second quarter of 1999, compared to $4.7 million for the same period in 1998. The increase in the operating loss was primarily due to higher cost of sales and selling and administrative costs. The higher cost of sales was due to higher manufacturing costs. The increase in selling expenses was due to expansion of the sales staff for sales opportunities in 1999 and beyond. Administrative expenses rose as spending on efforts to improve customer support systems and to address the Year 2000 computer increased.

OTHER:

     The Other segment's net sales in the second quarter of 1999 increased $0.7 million, or 3.7%, to $20.9 million from last year's second-quarter net sales of $20.2 million. The increase was primarily due to the Trade Division, which had increased sales from its adult trade and children's titles. The sales increase was also due to the inclusion of CAT, which was acquired in July 1998. Partially offsetting these increases was lower revenue due to the shift of HMI to the K-12 Publishing segment beginning in 1999.

     The Other segment's operating loss was $4.5 million in the second quarter of 1999 compared to $3.5 million in the same period in 1998. The increased operating loss was primarily due to the operating expenses and intangible asset amortization of CAT, higher distribution expenses, and higher administrative expenses, partially offset by higher sales. Distribution expenses increased due to higher sales volume and warehousing fees; administrative expenses rose due to higher costs related to information systems initiatives and the Year 2000 computer issue.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

NET INCOME:

                                                                                                Six months ended June 30,
                                                                                   -------------------------------------------
                                                                                                               Loss per share
                                                                                     1999         1998       1999        1998
                                                                                   --------    ---------   --------    -------
Loss after tax, but excluding infrequent items:                                    $(28,579)   $(29,379)   $  (0.99)   $ (1.03)

   Other losses, net of taxes                                                        --           (451)         --       (0.02)
                                                                                   --------    ---------   --------    -------
Net loss                                                                           $(28,579)   $(29,830)   $  (0.99)   $ (1.05)
                                                                                   ========    =========   ========    =======


     The consolidated net loss for the six months ended June 30, 1999 was $28.6 million, or $0.99 per share, compared to a net loss of $29.8 million, or $1.05 per share, for the same period in 1998.

     The loss after tax, but excluding infrequent items, for the six months ended June 30, 1999 was $28.6 million, or $0.99 per share, compared to $29.4 million, or $1.03 per share, for the same period in 1998. The improvement in first-half 1999 results was due to higher sales and lower interest expense, offset by increased editorial costs, higher selling and administrative expense, CAT's losses, and additional intangible asset amortization.

     During the six months ended June 30, 1998, Houghton Mifflin recorded an infrequent charge of $0.8 million ($0.5 million after tax), or $0.02 per share, related to INSO's acquisitions of Henderson Software and ViewPort Development AB.

NET SALES:

                                                                                     Six months ended June 30,
                                                                      ---------------------------------------------------
                                                                                                      Increase(decrease)
                                                                        1999             1998           $              %
                                                                      --------        --------      -------         -----
K-12 Publishing                                                       $230,076        $200,549      $29,527         14.7%

College Publishing                                                      36,726          36,659           67          0.2

Other                                                                   38,362          37,165        1,197          3.2
                                                                      --------        --------      -------
     Total net sales                                                  $305,164        $274,373      $30,791         11.2%
                                                                      ========        ========      =======

     Net sales for the six months ended June 30, 1999 were $305.2 million, an increase of 11.2% from the $274.4 million reported in the same period in 1998. The K-12 Publishing segment's net sales increased $29.5 million, or 14.7%, to $230.1 million in the six months ended June 30, 1999, from net sales of $200.5 million in the same period in 1998. The increase was due to higher net sales in all divisions in the K-12 Publishing segment. The net sales gain was the result of positive customer response to Houghton Mifflin's products; continued strength of the market for instructional materials; and sales of DiscoveryWorks, the elementary school science program acquired in December 1998, and of multimedia instructional materials acquired with Sunburst in May 1999. The College Publishing segment's net sales of $36.7 million in the first half of 1999 were flat compared to last year. The Other segment's net sales for the six months ended June 30, 1999 increased $1.2 million, or 3.2%, to $38.4 million from $37.2 million in the first half of 1998. This was primarily due to the Trade Division's increased sales from its adult list.

COSTS AND EXPENSES:

                                                                                           Six months ended June 30,
                                                                            -------------------------------------------------
                                                                                                          Increase (decrease)
                                                                              1999         1998             $             %
                                                                            --------     --------        --------       -----
Cost of sales                                                               $158,863     $148,515        $ 10,348        7.0%

Selling and administrative, excluding
   intangible asset amortization                                             163,156      142,308          20,848       14.6

Intangible asset amortization                                                 15,393       14,085           1,308        9.3
                                                                            --------     --------        --------       -----
          Total costs and expenses                                          $337,412     $304,908        $ 32,504       10.7%
                                                                            ========     ========        ========       =====

Cost of sales:

     During the six months ended June 30, 1999, cost of sales increased $10.3 million, or 7.0%, to $158.9 million from $148.5 million during the same period in 1998. The increased cost of sales was due to higher net sales and increased editorial expense related to new program development and product revisions in preparation for the sales opportunities in 2000 and beyond. Lower plate amortization partially offset these increases. As a percent of sales, cost of sales decreased to 52.1% in 1999 from 54.1% in 1998.

Selling and administrative:

     For the six months ended June 30, 1999, selling and administrative expenses, excluding intangible asset amortization, were $163.2 million, an increase of $20.8 million, or 14.6%, from $142.3 million for the same period in 1998. The primary reasons for this increase were higher selling costs related to significant sales opportunities in 1999, higher distribution expenses due to higher sales volume and warehousing fees, and increased spending on efforts to improve customer support systems and to address the Year 2000 computer issue.

Intangible Asset Amortization:

     Due to the 1998 acquisitions of CAT and DiscoveryWorks, the January 1999 acquisition of Little Planet, and the May 1999 acquisition of Sunburst, intangible asset amortization increased to $15.4 million in the six months ended June 30, 1999 from $14.1 million in the same period last year.

OTHER INCOME AND EXPENSE:

     During the six months ended June 30, 1998, Houghton Mifflin recognized $0.8 million of INSO's earnings offset by infrequent charges of $0.8 million related to INSO's acquisitions of Henderson Software and ViewPort Development AB.

     Houghton Mifflin also recognized a $1.1 million charge, related to its unsuccessful bid for a portion of Simon & Schuster's publishing assets.

NET INTEREST EXPENSE:

     Net interest expense for the six months ended June 30, 1999 decreased by $2.9 million to $15.2 million from $18.1 million for the same period in 1998. The reduction was primarily due to the redemption on August 1, 1998 of $63.3 million of SAILS and the repayment of $39.5 million of debt at the end of 1998.

INCOME TAX PROVISION:

     The income tax benefit decreased $1 million, or 5.0%, during the six months ended June 30, 1999 compared to the same period last year, primarily due to the lower operating loss in 1999 than in 1998. The effective tax rate for the six months ended June 30, 1999 was 39.8% compared to 40.0% for the same period in 1998.

K-12 PUBLISHING:

     The K-12 Publishing segment's net sales of $230.1 million during the six months ended June 30, 1999 increased $29.5 million, or 14.7%, from net sales of $200.5 million in the same period of 1998. The increase was attributable to strong sales of the School Division's reading and science programs, McDougal Littell's social studies products, Great Source Education Group's Write Source products, The Riverside Publishing Company's custom testing products, and HMI's Sunburst products.

     As a result of higher net sales, the operating loss for the K-12 Publishing segment was $8.5 million in the first half of 1999 compared to $10.7 million in the same period of 1998. Cost of sales and selling and administrative expenses increased in the first half of 1999. Cost of sales rose due to higher editorial expenses, incurred for new program development and product revisions for the sales opportunities in 2000 and beyond. Lower plate amortization partially offset these increases. The increase in selling expenses was due to expansion of the sales staff and higher promotional expense related to the increase in sales opportunities in 1999 over 1998. Distribution expenses increased due to higher sales volume and warehousing fees. Administrative expenses rose as spending on efforts to improve customer support systems and to address the Year 2000 computer issue increased.

COLLEGE PUBLISHING:

     The College Publishing segment's operating loss was $15.0 million in the first half of 1999, compared to $14.0 million for the same period in 1998. The increase in the operating loss was primarily caused by higher cost of sales and selling and administrative expenses.

OTHER:

     The Other segment's net sales for the six months ended June 30, 1999 increased $1.2 million, or 3.2%, to $38.4 million from $37.2 million in the same period of 1998. The increase was primarily due to the Trade Division, which had increased sales of its adult titles. The sales increase was also due to the inclusion of CAT, which was acquired in July 1998. Partially offsetting these increases was lower revenue due to the shift of HMI to the K-12 Publishing segment beginning in 1999.

     The Other segment's operating loss was $8.7 million during the six months ended June 30, 1999 compared to $5.8 million in the same period of 1998. The increased operating loss was primarily due to the operating expenses and intangible asset amortization of CAT, higher distribution expenses, and higher administrative expenses, partially offset by higher sales.

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

     During the six months ended June 30, 1999, Houghton Mifflin used $203.7 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments. During the six months ended June 30, 1998, Houghton Mifflin used $157.1 million of net borrowings to cover its seasonal operating loss and working capital needs and to fund publishing and capital investments.

     Net cash used in operating activities was $109.8 million during the six months ended June 30, 1999, a $5.3 million improvement from the $115.2 million of cash used in operating activities during the same period in 1998. Net income excluding non-cash items decreased by $2.5 million. Changes in operating assets and liabilities provided $7.8 million more cash during the six months ended June 30, 1999 than in the same period in 1998.

     Cash required for investing activities was $76.1 million during the six months ended June 30, 1999, an increase of $41.5 million from the $34.6 million required in the same period in 1998. The increase was principally due to the acquisitions of Sunburst Communications and the Little Planet Literacy Series and a contingent consideration payment related to the 1998 acquisition of CAT.

     Net proceeds from financing activities increased by $39.0 million during the six months ended June 30, 1999 from the same period in 1998. In the first quarter of 1999, Houghton Mifflin made common stock repurchases totaling approximately $7.6 million.

     In January 1999, Houghton Mifflin refinanced $50 million outstanding under its Revolving Credit Facility by issuing commercial paper. In April 1999, Houghton Mifflin issued $80 million of medium-term notes; proceeds from this issuance were used to repay existing commercial paper debt.

     Houghton Mifflin believes its existing cash, expected positive cash flow from operations, proceeds from the issuance of $80 million of medium-term notes, and its existing credit facilities will be sufficient to finance the Sunburst acquisition, fund publishing capital expenditures and dividend payments, and cover working capital requirements for the full year.

     On May 7, 1999, Houghton Mifflin filed a registration statement on Form S-3 with the Securities and Exchange Commission covering up to $200 million of debt securities and common stock, which may be issued in one or more offerings from time to time.

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

      Information technology includes mainframe applications, client server applications, end-user applications, infrastructure hardware and software, and networks and voice systems. Houghton Mifflin has completed the assessment of all information technology systems that it believes could be significantly affected by the Year 2000 computer issue, and has determined that it will have to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The assessment also showed that for certain older systems, such as customer order management, accounts receivable, royalty, and human resources, complete replacement of the applications was the best alternative. Complete replacement will not only remediate the Year 2000 computer issue but will expand the current system capabilities and provide a platform for Houghton Mifflin's future growth. The replacement of the existing royalty system has been delayed until 2000 due to a lack of resources to complete the project. Instead, Houghton Mifflin has remediated the existing system to be Year 2000 compliant. The following chart (excluding the customer order management system), includes the remediation of the existing royalty system and presents the estimated average status of completion for the information technology area and the expected completion date for each phase.

----------------------------------------------------------------------------------------------------------
                                                  ESTIMATED AVERAGE %           EXPECTED COMPLETION
      RESOLUTION PHASE                                COMPLETION                        DATE
Assessment                                                100%                         Completed
Remediation or Replacement                                 90                     September 30, 1999
Testing and Certification                                  75                      November 30, 1999
Implementation                                             75                      November 30, 1999
----------------------------------------------------------------------------------------------------------


     The estimated completion date has been extended for the remediation or replacement phase to September 30, 1999 and the testing and implementation phase to November 30, 1999. The extension is mainly due to the complexity of remediating and testing the mainframe operating environment.

     The expected completion date of the customer order management system has been extended due to an increase in the scope of work to complete the project. Houghton Mifflin has completed the assessment phase of this system and is approximately 70% complete with the replacement phase and 40% complete with the testing and certification phase. The replacement, testing, and implementation phases are expected to be completed by October 31, 1999. Houghton Mifflin has also developed a contingency plan for this system, which includes remediation of the existing system.

     The following chart presents the estimated average status of completion for critical non-IT systems and the expected completion date of each phase.

                                                ESTIMATED AVERAGE %           EXPECTED COMPLETION
          RESOLUTION PHASE                          COMPLETION                        DATE
Assessment                                             100%                          Completed
Remediation or Replacement                             100                           Completed
Testing and Certification                              100                           Completed
Implementation                                          79                       September 30, 1999


     Houghton Mifflin is also in the process of assessing the compliance of its technology product lines by testing the products in a Year-2000-compliant environment. The test results will determine any required action, including remediation, replacement, or retirement. In most cases, Houghton Mifflin believes there will be no need for remediation or replacement of the product. Houghton Mifflin has completed the assessment phase and believes that it will be able to complete any appropriate remedial actions by December 31, 1999. Based on preliminary results, Houghton Mifflin does not expect that the effect of Year 2000 issues on Houghton Mifflin's technology products presents a material exposure.

     Houghton Mifflin has identified its most important customers, suppliers, and business partners (for example, printers, paper suppliers, distributors, and financial institutions), and has contacted them to determine the extent to which Houghton Mifflin may be vulnerable in the event that those parties fail to properly correct their own Year 2000 computer issues. Houghton Mifflin continues to monitor the responses and progress of these parties. In addition, Houghton Mifflin intends to test critical systems interfaces, such as order entry and inventory transactions. Houghton Mifflin is in the process of working with the parties with whom it has these interfaces to reduce the risk of business interruptions. To date, Houghton Mifflin is not aware of any third party whose Year 2000 issues would have a material effect on Houghton Mifflin, but has no independent means of ensuring that third parties will be Year 2000 ready or whether their remediation efforts will be compatible with those of Houghton Mifflin.

     Houghton Mifflin is using both internal and external resources to reprogram or replace and test software for Year 2000 modifications. Management currently expects the total cost of the Year 2000 computer project, including costs to enhance the functionality of certain systems as well as to address the Year 2000 computer issue, to be approximately $30-35 million, which is being funded through operating cash flows. Of this total, approximately $10-14 million is for the purchase of new software and hardware that will be capitalized. The remaining $17-21 million will be expensed as incurred. As of June 30, 1999, Houghton Mifflin had spent approximately $22 million ($12 million expensed and $10 million capitalized for new systems) on its Year 2000 computer project and the development of new systems and systems modifications.

     Houghton Mifflin is currently evaluating the Year 2000 readiness of Sunburst Communications, a company acquired in May 1999, and expects its assessment to be completed by September 30, 1999. The above discussion, therefore, does not include the effect of Sunburst on Houghton Mifflin's Year 2000 readiness.

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

     Due to the seasonal nature of the business, Houghton Mifflin's borrowings under its commercial paper program typically increase through the third quarter of each year. The outstanding commercial paper balance was $185.6 million at June 30, 1999, $11.9 million at December 31, 1998, and $218.4 million at June 30, 1998. The average interest rate on the commercial paper for the six months ended June 30, 1999 was 5.10%. The carrying value of the commercial paper equals fair value due to the short-term maturity of the instrument.

     During the six months ended June 30, 1999, an additional $30.0 million of long-term debt was issued at a fixed rate of 5.99%. The fair value of this debt at June 30, 1999 was $29.5 million.

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

PART II.  OTHER INFORMATION


   Item 4. Submission of Matters to a Vote of Security Holders


                  At the Annual Stockholders' Meeting on April 28, 1999, at
              which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

              Proposal #1 - Election of Class I Directors for a three-year term:

                                                      Number of Shares
                                                 Voted For         Withheld
                                                 ----------        --------

              Joseph A. Baute                    26,086,055         58,996
              Nader F. Darehshori                26,072,343         72,708
              Michael Goldstein                  26,094,657         50,394




              The following directors continued their terms in office: James O. Freedman, Gail H. Klapper, Charles R. Longsworth, Claudine B. Malone, Alfred L. McDougal, Ralph Z. Sorenson, and Robert J. Tarr, Jr.

              Proposal #2 - Ratification of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 1999.

                            For                  26,101,465
                            Against                  28,263
                            Abstained                15,324


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


                                             HOUGHTON MIFFLIN COMPANY
                                             ------------------------
                                                    Registrant


     Dated:  August 12, 1999                       /s/ Gail Deegan
                                             -----------------------------------
                                                       Gail Deegan
                                                       Executive Vice President,
                                                       Chief Financial Officer


     Dated:  August 12, 1999                       /s/ David R. Caron
                                             -----------------------------------
                                                       David R. Caron
                                                       Vice President,
                                                       Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


EXHIBIT NO            DESCRIPTION OF DOCUMENT        PAGE NUMBER IN THIS REPORT

(27)                  Financial Data Schedule