Form 10-Q
period 1999-09-30
HOUGHTON MIFFLIN CO
filed 1999-11-15
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD FROM JULY 1, 1999 TO SEPTEMBER 30, 1999
                          COMMISSION FILE NUMBER 1-5406

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from ......... to ....................

                   -----------------------------------------

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

         Yes  [X]              No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999.

          Class                                 Outstanding at October 31, 1999
---------------------------------              ---------------------------------
Common Stock, $1 par value                                 31,095,798
Preferred Stock Purchase Rights                            31,095,798


                                     1 of 40

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

Part I. Financial Information                                                                     Page No.
Item 1. Financial Statements:

   Consolidated Condensed Balance Sheets
         September 30, 1999 and 1998 and December 31, 1998                                             3-4

   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings  --
         Three Months Ended September 30, 1999 and 1998                                                  5

   Consolidated Condensed Statements of Operations,
         Comprehensive Income, and Retained Earnings  --
         Nine Months Ended September 30, 1999 and 1998                                                   6

   Consolidated Condensed Statements of Cash Flows --
         Nine Months Ended September 30, 1999 and 1998                                                   7

   Notes to Unaudited Consolidated Condensed
         Financial Statements                                                                         8-16

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                         17-37

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                     38


Part II.  Other Information

Item 4. Submission of Matters to a Vote of
           Security Holders                                                                             39

Item 6. Exhibits and Reports on Form 8-K                                                                39

         Signatures                                                                                     40

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 September 30,      September 30,      December 31,
                                                                     1999               1998               1998
                                                                 -------------      -------------      ------------
ASSETS
------

Current assets
      Cash and cash equivalents                                    $    8,591        $   15,828        $    3,953
      Marketable securities and time deposits
         available for sale, at fair value                                819            37,957            49,203

      Accounts receivable                                             365,021           350,448           170,706
         Less: allowance for bad debts and book returns                29,532            30,597            27,969
                                                                   ----------        ----------        ----------
                                                                      335,489           319,851           142,737
      Inventories
         Finished goods                                               161,828           143,173           141,457
         Work in process                                                6,541             5,535             4,294
         Raw materials                                                  5,300             4,909             5,918
                                                                   ----------        ----------        ----------
                                                                      173,669           153,617           151,669

      Deferred income taxes                                               181            12,160                --
      Prepaid expenses                                                  3,586             2,496             2,279
                                                                   ----------        ----------        ----------

         Total current assets                                         522,335           541,909           349,841

      Property, plant, and equipment
         and book plates (net of accumulated
         depreciation and amortization of $195,428 at
         September 30, 1999, $183,796 at September 30, 1998
         and $193,277 at December 31, 1998)                           148,177           114,968           130,265

      Goodwill and other intangible assets, net                       452,489           449,850           445,223

      Deferred income taxes                                             8,394             3,807             7,885

      Other assets                                                     49,276            45,222            42,353

                                                                   ----------        ----------        ----------
                                                                   $1,180,671        $1,155,756        $  975,567
                                                                   ==========        ==========        ==========


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                September 30,        September 30,        December 31,
                                                                    1999                 1998                 1998
                                                                -------------        -------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
      Accounts payable                                           $    82,285         $    63,764         $    39,029
      Commercial paper                                                89,418             110,022              11,894
      Royalties                                                       41,122              37,849              48,371
      Salaries, wages, and commissions                                28,328              28,253              27,177
      Current and deferred income taxes                               56,029              66,389               7,500
      Other                                                           40,477              35,589              27,019
      Current portion of long-term debt                               20,077             103,322              83,322
                                                                 -----------         -----------         -----------
         Total current liabilities                                   357,736             445,188             244,312

      Long-term debt                                                 304,631             244,500             274,521
      Accrued royalties payable                                        1,005               1,543               1,148
      Other liabilities                                               31,506              27,418              28,459
      Accrued postretirement medical benefits                         29,295              28,651              28,839

Stockholders' equity
      Preferred stock, $1 par value;
         500,000 shares authorized, none issued                           --                  --                  --
      Common stock, $1 par value;
         (70,000,000 shares authorized; 31,072,823 shares
         issued at September 30, 1999, 30,472,049 shares
         issued at September 30, 1998, and 30,549,706
         shares issued at December 31, 1998)                          31,073              30,472              30,550
      Capital in excess of par value                                 100,717              71,596              95,740
      Retained earnings                                              411,755             352,948             330,672
                                                                 -----------         -----------         -----------
                                                                     543,545             455,016             456,962

      Notes receivable from stock purchase agreements                 (4,553)             (4,567)             (4,621)
      Unearned compensation related to
         restricted stock                                             (3,571)             (5,130)             (2,318)
      Common shares held in treasury, at cost
         (762,497 shares at September 30, 1999, 357,575
         shares at September 30, 1998, and 374,052
         shares at December 31, 1998)                                (25,621)             (7,973)             (8,681)
      Benefits Trust assets, at market                               (53,293)            (40,814)            (61,432)
      Accumulated other comprehensive income (loss)                       (9)             11,924              18,378
                                                                 -----------         -----------         -----------

           Total stockholders' equity                                456,498             408,456             398,288

                                                                 -----------         -----------         -----------
                                                                 $ 1,180,671         $ 1,155,756         $   975,567
                                                                 ===========         ===========         ===========


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                  COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                            1999              1998
                                                                            ----              ----

Net sales by industry segment:
        K-12 Publishing                                                 $ 342,038         $ 338,962
        College Publishing                                                 87,084            79,863
        Other                                                              28,668            28,035
                                                                        ---------         ---------
                                                                          457,790           446,860

Costs and expenses:
        Cost of sales                                                     169,398           168,011
        Selling and administrative                                        123,692           122,095
                                                                        ---------         ---------
                                                                          293,090           290,106

Operating income                                                          164,700           156,754

Other income (expense):
        Net interest expense                                               (8,535)           (9,292)
        Gains (losses) on INSO Corporation common stock
            and equity in earnings of INSO Corporation                     (5,586)           18,841
        Acquired in-process research and development                           --            (3,500)
                                                                        ---------         ---------
                                                                          (14,121)            6,049

                                                                        ---------         ---------
Income before taxes and extraordinary item                                150,579           162,803

Income tax provision                                                       60,263            66,893
                                                                        ---------         ---------

Income before extraordinary item                                           90,316            95,910

Extraordinary gain on extinguishment of debt,
        net of tax of $21,958 and $13,042                                  30,323            18,010
                                                                        ---------         ---------

Net income                                                                120,639           113,920

Other comprehensive income, net of tax:
        Unrealized gain on available for sale securities                       34            11,781
                                                                        ---------         ---------
Comprehensive income                                                    $ 120,673         $ 125,701
                                                                        =========         =========

Retained earnings at beginning of period                                $ 294,882         $ 242,627

Net income                                                                120,639           113,920

Dividends paid                                                             (3,766)           (3,599)

                                                                        ---------         ---------
Retained earnings at end of period                                      $ 411,755         $ 352,948
                                                                        =========         =========

Earnings per share:
    Basic
        Income before extraordinary item                                $    3.13         $    3.35
        Extraordinary gain on extinguishment of debt, net of tax             1.05              0.63
                                                                        ---------         ---------
        Net income                                                      $    4.18         $    3.98
                                                                        =========         =========

    Diluted
        Income before extraordinary item                                $    3.07         $    3.31
        Extraordinary gain on extinguishment of debt, net of tax             1.03              0.62
                                                                        ---------         ---------
        Net income                                                      $    4.10         $    3.93
                                                                        =========         =========

Cash dividends paid per common share                                    $   0.130         $   0.125


See accompanying notes to unaudtied consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           1999              1998
                                                                           ----              ----
Net sales by industry segment:
        K-12 Publishing                                                 $ 572,114         $ 539,511
        College Publishing                                                123,810           116,521
        Other                                                              67,030            65,201
                                                                        ---------         ---------
                                                                          762,954           721,233

Costs and expenses:
        Cost of sales                                                     328,247           316,526
        Selling and administrative                                        302,257           278,487
                                                                        ---------         ---------
                                                                          630,504           595,013

Operating income                                                          132,450           126,220

Other income (expense):
        Net interest expense                                              (23,754)          (27,398)
        Gains (losses) on INSO Corporation common stock
            and equity in earnings of INSO Corporation                     (5,586)           18,815
        Acquired in-process research and development                           --            (3,500)
        Other expense                                                          --            (1,050)
                                                                        ---------         ---------
                                                                          (29,340)          (13,133)

                                                                        ---------         ---------
Income before taxes and extraordinary item                                103,110           113,087

Income tax provision                                                       41,373            47,007
                                                                        ---------         ---------

Income before extraordinary item                                           61,737            66,080

Extraordinary gain on extinguishment of debt,
        net of tax of $21,958 and $13,042                                  30,323            18,010
                                                                        ---------         ---------

Net income                                                                 92,060            84,090

Other comprehensive income (loss), net of tax:
        Unrealized gain (loss) on available for sale securities              (223)           11,924

                                                                        ---------         ---------
Comprehensive income                                                    $  91,837         $  96,014
                                                                        =========         =========

Retained earnings at beginning of period                                $ 330,672         $ 279,640

Net income                                                                 92,060            84,090

Dividends paid                                                            (10,977)          (10,782)

                                                                        ---------         ---------
Retained earnings at end of period                                      $ 411,755         $ 352,948
                                                                        =========         =========

Earnings per share:
    Basic
        Income before extraordinary item                                $    2.14         $    2.31
        Extraordinary gain on extinguishment of debt, net of tax             1.05              0.63
                                                                        ---------         ---------
        Net income                                                      $    3.20         $    2.94
                                                                        =========         =========

    Diluted
        Income before extraordinary item                                $    2.10         $    2.28
        Extraordinary gain on extinguishment of debt, net of tax             1.03              0.62
                                                                        ---------         ---------
        Net income                                                      $    3.14         $    2.90
                                                                        =========         =========

Cash dividends paid per common share                                    $   0.380         $   0.375


See accompanying notes to unaudited consolidated condensed financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (UNAUDITED; IN THOUSANDS)

                                                                                   1999              1998
                                                                                   ----              ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
        Net income                                                             $  92,060         $  84,090
        Adjustments to reconcile net income to net cash
            provided by operating activities:
              Extraordinary gain on extinguishment of debt, net of tax           (30,323)          (18,010)
              Depreciation and amortization                                       72,581            78,265
              Amortization of unearned compensation on restricted stock              846             2,366
              (Gains) losses on INSO Corporation common stock
                  and equity in earnings of INSO Corporation                       5,586           (18,815)
              Acquired in-process research and development                            --             3,500

              Changes in operating assets and liabilities:
                    Accounts receivable, net                                    (189,375)         (160,299)
                    Inventories                                                  (20,728)           (8,574)
                    Accounts payable                                              42,325            15,620
                    Royalties, net                                                (9,207)           (2,465)
                    Deferred and income taxes payable                             39,734            44,622
                    Salaries, wages, and commissions                                 543             6,519
                    Other, net                                                    13,222             9,375
                                                                               ---------         ---------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES                     17,264            36,194

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
        Proceeds from the sale of INSO Corporation common stock                       --               210
        Book plate expenditures                                                  (39,583)          (38,298)
        Acquisition of publishing and technology assets                          (43,201)          (14,484)
        Property, plant, and equipment expenditures                              (20,145)          (12,787)
                                                                               ---------         ---------

                    NET CASH USED IN INVESTING ACTIVITIES                       (102,929)          (65,359)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
        Dividends paid on common stock                                           (10,977)          (10,782)
        Issuance of commercial paper                                              77,524            48,675
        Issuance of long-term financing                                           80,000                --
        Payment of long-term financing                                           (50,128)               --
        Exercise of stock options                                                  1,397             1,765
        Purchase of treasury stock                                                (7,580)               --
        Other                                                                         67              (286)
                                                                               ---------         ---------

                    NET CASH PROVIDED BY FINANCING ACTIVITIES                     90,303            39,372

Increase in cash and cash equivalents                                              4,638            10,207
Cash and cash equivalents at beginning of period                                   3,953             5,621
                                                                               ---------         ---------
Cash and cash equivalents at end of period                                     $   8,591         $  15,828
                                                                               =========         =========

Supplementary disclosure of cash flow information:
        Income taxes paid                                                      $   1,526         $   1,812
        Interest paid                                                          $  22,981         $  33,390


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

     Due to rounding for the nine months ended September 30, 1999, the earnings per share amounts do not total to net income earnings per share.

(2)  MARKETABLE SECURITIES

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

     During the third quarter of 1999, Houghton Mifflin elected to deliver approximately 1.9 million shares of the common stock of INSO to repay its outstanding 6% Exchangeable Notes due 1999 - Stock Appreciation Linked Securities, or SAILS (see Note 4).

(3)  ACQUISITIONS

     On May 5, 1999, Houghton Mifflin acquired all of the outstanding stock of Sunburst Communications, Inc., or Sunburst, a leading developer of software and video instructional materials. This acquisition was accounted for as a purchase, and the net assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $33.9 million, of which $32.0 million was paid to the former shareholders of Sunburst and $1.9 million was expended to repay debt and pay other acquisition-related fees. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Goodwill and other intangible assets of $23.5 million were recorded as part of the acquisition.

     On January 8, 1999, Houghton Mifflin acquired the assets of Little Planet Literacy Series, a leading technology-based pre-kindergarten to grade three literacy program, from Applied Learning Technologies, Inc. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--


(3)  ACQUISITIONS - continued

of the acquisition. Net cash consideration for the acquisition amounted to approximately $4.9 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the net assets acquired, or goodwill, will be amortized on a straight-line basis over a period of eight years.

     On December 16, 1998, Houghton Mifflin acquired DiscoveryWorks, a science program for the elementary school market, from Silver Burdett Ginn Inc., a subsidiary of Pearson Plc. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $11.1 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of twelve years.

     On July 21, 1998, Houghton Mifflin acquired all of the outstanding stock of Computer Adaptive Technologies, Inc., or CAT, which specializes in developing and delivering computer-based testing solutions to organizations worldwide. The acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration paid at the time of the acquisition amounted to approximately $10.7 million, of which $8.0 million was paid to the former shareholders of CAT and $2.7 million was expended to repay debt, cash out certain warrants, and pay other acquisition-related fees. In January 1999, an additional $2.0 million was paid to the former shareholders of CAT based on the achievement of operational targets set forth in the acquisition agreement which resulted in additional goodwill. In addition, based on the acquisition agreement, there remains up to $4.0 million of additional consideration that is contingent upon the achievement of certain future financial targets. A charge for acquired in-process research and development of $3.5 million was also recorded as part of the acquisition. As of the acquisition date, CAT had only one product that qualified as in-process research and development, CAT Software System Version 7. This project represented an integrated application suite of products whose functionality includes test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security. The amount of the charge represents the calculated value based on residual cash flows related to this in-process research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed, including the acquired in-process research and development. Goodwill and other intangible assets of $9.4 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately three to ten years. Additional goodwill will be recorded if the contingent consideration is earned.

     Since none of the above acquisitions materially affect consolidated results, no pro forma information is provided.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(4)  STOCK APPRECIATION INCOME-LINKED SECURITIES

     On August 1, 1998, Houghton Mifflin redeemed 50%, or $65.3 million in aggregate principal, of its outstanding SAILS. Redemption of the SAILS was made at the option of Houghton Mifflin pursuant to Section 1301 (b) of the Indenture dated as of March 15, 1994 between Houghton Mifflin and State Street Bank and Trust Company (successor to the First National Bank of Boston), as Trustee, as supplemented by a First Supplemental Indenture dated as of July 27, 1995.

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

     On August 2, 1999, the remaining 50%, or $65.3 million in aggregate principal, of the outstanding SAILS matured. In accordance with the terms of the SAILS, Houghton Mifflin elected to deliver (i) two shares of the common stock of INSO for each SAILS, or approximately 1.9 million shares, and (ii) cash of $2.0 million for the payment of all accrued and unpaid interest on the outstanding SAILS. The transaction represented a disposition of the shares and generated a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per share. Houghton Mifflin also recognized a $30.3 million extraordinary after-tax gain, or $1.03 per share, on the extinguishment of debt resulting from the maturity.

(5)  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following:

                                             September 30,               December 31,
                                         1999              1998              1998
                                      ---------         ---------        ------------
                                                     (in thousands)

Goodwill and other
    intangible assets                 $ 555,947         $ 522,618         $ 525,279
Publishing rights                        17,724            17,724            17,724
Other                                     4,000             4,000             4,000
Less: accumulated amortization         (125,182)          (94,492)         (101,780)
                                      ---------         ---------         ---------
Total                                 $ 452,489         $ 449,850         $ 445,223
                                      =========         =========         =========

     The carrying value of goodwill and other intangibles is periodically reviewed to determine recoverability based upon projected net cash flows over the remaining life of the related business unit. If the analysis indicates that impairment has occurred, Houghton Mifflin will adjust the book value of the intangible asset to the undiscounted net cash flow amount.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(6)  EARNINGS PER SHARE

     The table below sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 1999 and September 30, 1998 (in thousands, except per share amounts):

                                                                       Three months ended
                                                                         September 30,
                                                                    ------------------------
                                                                       1999            1998
                                                                       ----            ----
Numerator:
    Income before extraordinary item                                $ 90,316        $ 95,910
    Extraordinary gain on extinguishment of debt, net of tax          30,323          18,010
                                                                    --------        --------
    Net income                                                      $120,639        $113,920
                                                                    ========        ========
Denominator:
    Denominator for basic earnings per share:
       Weighted-average shares outstanding                            28,876          28,610

Effect of dilutive securities:
    Employee stock options                                               508             318
    Restricted stock                                                      23              26
                                                                    --------        --------
                                                                         531             344
Denominator for diluted earnings per share:
    Adjusted weighted-average shares
       outstanding and assumed conversions                            29,407          28,954
                                                                    ========        ========
Basic earnings per share:
    Income before extraordinary item                                $   3.13        $   3.35
    Extraordinary gain on extinguishment of debt, net of tax            1.05            0.63
                                                                    --------        --------
    Net income                                                      $   4.18        $   3.98
                                                                    ========        ========
Diluted earnings per share:
    Income before extraordinary item                                $   3.07        $   3.31
    Extraordinary gain on extinguishment of debt, net of tax            1.03            0.62
                                                                    --------        --------
    Net income                                                      $   4.10        $   3.93
                                                                    ========        ========

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(6)  EARNINGS PER SHARE - continued

     The table below sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 1999 and September 30, 1998 (in thousands, except per share amounts):

                                                                       Nine months ended
                                                                         September 30,
                                                                    ----------------------
                                                                      1999           1998
                                                                      ----           ----
Numerator:
    Income before extraordinary item                                $61,737        $66,080
    Extraordinary gain on extinguishment of debt, net of tax         30,323         18,010
                                                                    -------        -------
    Net income                                                      $92,060        $84,090
                                                                    =======        =======

Denominator:
    Denominator for basic earnings per share:
       Weighted-average shares outstanding                           28,798         28,564

Effect of dilutive securities
    Employee stock options                                              525            359
    Restricted stock                                                     26             35
                                                                    -------        -------
                                                                        551            394
Denominator for diluted earnings per share:                         -------        -------
    Adjusted weighted-average shares
       outstanding and assumed conversions                           29,349         28,958
                                                                    =======        =======

Basic earnings per share:
    Income before extraordinary item                                $  2.14        $  2.31
    Extraordinary gain on extinguishment of debt, net of tax           1.05           0.63
                                                                    -------        -------
    Net income                                                      $  3.20        $  2.94
                                                                    =======        =======

Diluted earnings per share:
    Income before extraordinary item                                $  2.10        $  2.28
    Extraordinary gain on extinguishment of debt, net of tax           1.03           0.62
                                                                    -------        -------
    Net income                                                      $  3.14        $  2.90
                                                                    =======        =======



     There were no options for which the exercise price exceeded the average market price of the common shares for the three months ended September 30, 1999. Options to purchase 340,218 shares of common stock at September 30, 1998 were not included in the computation of diluted earnings per share for the three months ended September 30, 1998 because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

     For the nine months ended September 30, 1999, options to purchase 22,000 shares of common stock at September 30, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. For the same reason, options to purchase 246,734 shares of common stock at September 30, 1998 were not included in the computation of diluted earnings per share.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(7)  ACCOUNTING CHANGE

     In the first quarter of 1999, Houghton Mifflin implemented a change in the method of accounting for the amortization of book plate assets. The change is from a class of assets method to a specific identification method by which amortization will commence in the year of publication and will be made prospectively for book plate additions beginning in 1999. The change reflects a better match of amortization expense with the related revenue and is consistent with the method used by other major publishers. This change resulted in a decrease in amortization expense of approximately $2.0 million for the three months ended September 30, 1999 and approximately $3.1 million for the nine months ended September 30, 1999.

(8)  COST OF START-UP ACTIVITIES

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which was required to be adopted for fiscal years beginning after December 15, 1998. This statement requires costs of start-up activities to be expensed as incurred. The adoption of this statement had no effect on Houghton Mifflin's results.

(9)  COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

     In 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was required to be adopted for fiscal years beginning after December 15, 1998. This statement requires costs of software for internal use, which includes software that is acquired, internally developed, or modified solely to meet the entity's internal needs, to be capitalized. Prior to the adoption of SOP 98-1, Houghton Mifflin had expensed internally incurred costs in the application development stage relating to software for internal use. This change did not have a material effect on results for the nine months ended September 30, 1999.

(10) SEGMENT AND RELATED INFORMATION

     Houghton Mifflin has eight divisions with separate management teams and infrastructures that offer different products and services. These divisions have been aggregated in three reportable segments based on the similar nature of their products and services, the nature of the production process, class of customers, and distribution method, as follows:

K-12 Publishing: This segment consists of five divisions: School Division, McDougal Littell Inc., Great Source Education Group, Inc., Sunburst Technology (formerly Houghton Mifflin Interactive Corporation, or HMI), and The Riverside Publishing Company. Beginning in 1999, Houghton Mifflin focused Sunburst Technology's business on the growing educational technology marketplace rather than on the retail market. Sunburst Technology's products are sold primarily in the K-12 school marketplace; therefore, the 1999 information relating to Sunburst Technology is included in the K-12 Publishing segment. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, computer-assisted as well as computer-managed instructional programs for the K-12 market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets for these products are elementary and secondary schools.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(10) SEGMENT AND RELATED INFORMATION - continued

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

Other: This segment consists of the Trade & Reference Division, CAT, and unallocated corporate-related items. In 1998, Sunburst Technology's products, chiefly CD-ROM titles sold in the retail children's, reference, and adult-hobby markets, were included in the Other segment. The Trade & Reference Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The division also sells book reprint rights to paperback publishers, book clubs, and other publishers in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. It also sells reference materials to schools, colleges, office supply distributors, and businesses. CAT specializes in the development and delivery of computer-based testing solutions. Its principal markets are organizations worldwide.

     Houghton Mifflin's geographic area of operation is predominantly the United States. Export sales for locations outside the United States are not significant to Houghton Mifflin's three business segments. Houghton Mifflin does not have any customers which exceed 10% of net sales, and the loss of a single customer, in management's opinion, would not have a material adverse effect on net sales.

     Houghton Mifflin evaluates the performance of its operating segments based on the profit and loss from operations before interest income and expense, income taxes, and infrequent and extraordinary items.

     The following tables summarize financial information concerning Houghton Mifflin's reportable segments. The "Other" column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of SFAS 131, nonrecurring items, and as it relates to segment income or loss, income and expense not allocated to reportable segments.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(10) SEGMENT AND RELATED INFORMATION - continued

     THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998:

                                           K-12          COLLEGE
                                        PUBLISHING      PUBLISHING         OTHER        CONSOLIDATED
                                        ----------      ----------         -----        ------------
                                                               (in thousands)
1999
Net sales from external customers        $342,038        $ 87,084        $ 28,668         $457,790
Segment operating income                  133,988          27,819           2,893          164,700

1998
Net sales from external customers        $338,962        $ 79,863        $ 28,035         $446,860
Segment operating income (loss)           135,900          25,078          (4,224)         156,754

     RECONCILIATION OF SEGMENT INCOME TO THE CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS:

                                                                 September 30,
                                                             1999             1998
                                                             ----             ----
                                                                 (in thousands)

Total income from reportable segments                     $ 164,700         $ 156,754
Unallocated income (expense):
   Net interest expense                                      (8,535)           (9,292)
   Gains (losses) on INSO Corporation common stock
       and equity earnings of INSO Corporation               (5,586)           18,841
   Acquired in-process research and development                  --            (3,500)
                                                          =========         =========
Income before taxes and extraordinary item                $ 150,579         $ 162,803
                                                          =========         =========


     NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998:

                                          K-12           COLLEGE
                                        PUBLISHING      PUBLISHING         OTHER        CONSOLIDATED
                                        ----------      ----------         -----        ------------
                                                               (in thousands)
1999
Net sales from external customers        $572,114        $123,810        $ 67,030         $762,954
Segment operating income (loss)           125,490          12,817          (5,857)         132,450

1998
Net sales from external customers        $539,511        $116,521        $ 65,201         $721,233
Segment operating income (loss)           125,214          11,077         (10,071)         126,220

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--Continued--

(10) SEGMENT AND RELATED INFORMATION - continued

RECONCILIATION OF SEGMENT INCOME TO THE CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS:

                                                                 September 30,
                                                             1999             1998
                                                             ----             ----
                                                                 (in thousands)

Total income from reportable segments                     $ 132,450         $ 126,220

Unallocated income (expense):
   Net interest expense                                     (23,754)          (27,398)
   Gains (losses) on INSO Corporation common stock
       and equity earnings of INSO Corporation               (5,586)           18,815
   Acquired in-process research and development                  --            (3,500)
   Other expense                                                 --            (1,050)
                                                          ---------         ---------
Income before taxes and extraordinary item                $ 103,110         $ 113,087
                                                          =========         =========


(11) DEBT AND BORROWING AGREEMENTS

     In April 1999, Houghton Mifflin issued $50 million of floating rate and $30 million of 5.99% medium-term notes through a public offering. The $50 million medium-term notes mature on December 1, 2000. The $50 million of floating rate debt was swapped to a fixed rate using two interest-rate swaps (5.90% and 5.95%), each with a notional amount of $25 million. The $30 million medium-term notes mature on December 3, 2001 and were priced at $100 to yield an effective rate of 5.99%. The proceeds from these issuances were used to repay existing commercial paper debt.

     In May 1999, Houghton Mifflin filed a registration statement on Form S-3 with the Securities and Exchange Commission covering up to $200 million of debt securities and common stock, which may be issued in one or more offerings from time to time.

(12) SUBSEQUENT EVENTS

     At its October 27, 1999 meeting, the Board of Directors declared a quarterly dividend of $0.13 per share, payable on November 24, 1999, to shareholders of record on November 10, 1999.

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

       - Sunburst Technology Corporation (formerly Houghton Mifflin Interactive Corporation), which develops and sells multimedia instructional products for both the elementary and secondary school markets; and

       - The Riverside Publishing Company, which publishes tests for educational and psychological assessment and provides career guidance products and services.

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

In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions from the unrestricted offerings of all publishers. The industry terms "adopted" or "adoption" may be used both to describe a state governing body's approval process and to describe a school or school district's selection and purchase of instructional materials. After adopting, or selecting, instructional materials, schools later decide the quantity and timing of their purchases.

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

       -    The Trade & Reference, or Trade, Division; and

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

Company Business as a Whole

     Houghton Mifflin derives almost 90% of its revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September. Thus, Houghton Mifflin realizes approximately 50% of net sales and a substantial portion of annual net income during the third quarter, making third-quarter results material to full-year performance. Houghton Mifflin also characteristically posts a net loss in the first and fourth quarters of the year, when fewer educational institutions are making purchases.

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

RESULTS OF OPERATIONS:
THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998 in thousands of dollars, except per share amounts

NET INCOME:

                                                                       Three months ended September 30,
                                                             -----------------------------------------------------
                                                                                              Diluted earnings
                                                                                              (loss) per share
                                                                                              -----------------
                                                                1999             1998         1999         1998
                                                                ----             ----         ----         ----

Income after tax, but excluding extraordinary and
    infrequent items:                                       $  93,556         $  88,598      $ 3.18      $ 3.06

   Extraordinary and infrequent items, net of taxes, where applicable:

       Extraordinary gain on extinguishment of debt            30,323            18,010        1.03        0.62

       Gain (loss) on surrender of INSO Corporation
           common stock to satisfy indebtedness                (3,240)            8,924       (0.11)       0.31

       Gain on sale of INSO Corporation common stock               --                24          --          --

       Acquired in-process research and development                --            (3,500)         --       (0.12)

       Other gains (losses)                                        --             1,864          --        0.06

                                                            ---------         ---------      ------      ------
Net income                                                  $ 120,639         $ 113,920      $ 4.10      $ 3.93
                                                            =========         =========      ======      ======


     For the quarter ended September 30, 1999, consolidated net income was $120.6 million, or $4.10 per share, compared to net income of $113.9 million, or $3.93 per share, for the same period in 1998.

     Income after tax, but excluding extraordinary and infrequent items, for the third quarter of 1999 was $93.6 million, or $3.18 per share, compared to income after tax, but excluding extraordinary and infrequent items, of $88.6 million, or $3.06 per share, in the third quarter of 1998. The primary reasons for the increase were higher net sales, a decrease in manufacturing and distribution costs, lower plate amortization, and lower interest expense, partially offset by increases in editorial expenses incurred for new program development and product revisions, higher selling costs related to greater sales opportunities in 1999 and beyond, and higher intangible asset amortization.

     On August 2, 1999, the remaining one-half, or $63.3 million, of the 6% Exchangeable Notes due 1999 - Stock Appreciation Income Linked Securities ("SAILS") matured. Houghton Mifflin delivered approximately 1.9 million shares of INSO common stock upon maturity of the SAILS. The transaction represented a surrender of INSO common stock, and resulted in a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per share. Houghton Mifflin also recognized an extraordinary gain of $52.3 million ($30.3 million after tax), or $1.03 per share, on the extinguishment of the remaining SAILS indebtedness. In the third quarter of 1998, Houghton Mifflin recognized a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share, resulting from the surrender of INSO common stock to redeem one-half of the outstanding SAILS, and an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per share, on the extinguishment of the SAILS indebtedness. Houghton Mifflin's acquisition of CAT in July 1998 included a one-time write-off of acquired in-process research and development of $3.5 million, or $0.12 per share. In addition, during the third quarter of 1998 Houghton Mifflin recognized a one-time gain of $3.2 million ($1.9 million after tax), or $0.06 per share, related to INSO's sale of its linguistic software net assets.

NET SALES:

                                                Three months ended September 30,
                                   -------------------------------------------------------
                                                                    Increase (decrease)
                                     1999            1998              $              %
                                     ----            ----             ---            ---

K-12 Publishing                    $342,038        $338,962        $  3,076          0.9%

College Publishing                   87,084          79,863           7,221          9.0%

Other                                28,668          28,035             633          2.3%

                                   --------        --------        --------
     Total net sales               $457,790        $446,860        $ 10,930          2.4%
                                   ========        ========        ========


     Net sales of $457.8 million for the quarter ended September 30, 1999 increased $10.9 million, or 2.4%, from $446.9 million reported in the third quarter of 1998. The K-12 Publishing segment's net sales of $342.0 million in the third quarter of 1999 increased $3.1 million, or 0.9%, from net sales of $339.0 million in the third quarter of 1998. The increase was primarily attributable to higher sales of School Division's science program, Sunburst Technology's products, and Great Source Education Group's Write Source products. The December 1998 acquisition of the elementary school science program DiscoveryWorks and the May 1999 acquisition of Sunburst contributed to the K-12 Publishing segment's growth in the third quarter. These increases were partially offset by a limited number of elementary and secondary school reading and language arts adoptions, which affected the School Division and McDougal Littell. These divisions reported slightly lower sales in the third quarter of 1999 than in the same period last year when both divisions benefited from increased sales opportunities in the disciplines of reading, literature, and language arts. The College Publishing segment's net sales of $87.1 million in the third quarter of 1999 increased $7.2 million, or 9.0%, from net sales of $79.9 million in the third quarter of 1998. The increase was largely due to higher frontlist sales and sales to the high school advanced placement market. The Other segment's net sales in the third quarter of 1999 increased $0.6 million, or 2.3%, to $28.7 million from last year's third-quarter net sales of $28.0 million. This was primarily due to the Trade Division's higher sales of adult trade titles, partially offset by lower revenues due to the shift of Sunburst Technology to the K-12 Publishing segment beginning in 1999.

COSTS AND EXPENSES:

                                                         Three months ended September 30,
                                             -------------------------------------------------------
                                                                               Increase (decrease)
                                               1999            1998             $              %
                                             --------        --------        --------       --------

Cost of sales                                $169,398        $168,011        $  1,387         0.8%

Selling and administrative, excluding
   intangible asset amortization              115,682         114,960             722         0.6%

Intangible asset amortization                   8,010           7,135             875        12.3%
                                             --------        --------        --------
          Total costs and expenses           $293,090        $290,106        $  2,984         1.0%
                                             ========        ========        ========


Cost of sales:

     Cost of sales in the third quarter of 1999 increased $1.4 million, or 0.8%, to $169.4 million from $168.0 million in the third quarter of 1998. The increased cost of sales was due to higher editorial expenses, incurred for the development of new programs and services and product revisions in preparation for the sales opportunities in 2000 and beyond. Lower plate amortization and lower manufacturing costs partially offset this increase. Lower manufacturing costs were due to a change in the mix of products sold, which included a higher percentage of revenues from products with higher margins, and a continued focus on controlling manufacturing costs. Lower plate amortization was due to the accounting change regarding book plate amortization (see Note 7) and lower plate spending. As a result of higher net sales, cost of sales decreased as a percentage of sales, to 37.0% in the third quarter of 1999 from 37.6% in the third quarter of 1998.


Selling and administrative:

     In the third quarter of 1999, selling and administrative expenses, excluding intangible asset amortization, were $115.7 million, an increase of $0.7 million, or 0.6%, from $115.0 million in the third quarter of 1998. This increase was due to higher selling and administrative expenses partially offset by lower distribution costs. Selling expense increased due to expansion of the sales staff and higher promotional expense related to the greater number of sales opportunities in 1999 and beyond. In addition, the acquisitions of CAT and Sunburst contributed to increased selling and administrative expenses in 1999. The increases were partially offset by lower distribution costs. Implementation of a new warehouse automation system and in-sourcing of the Trade Division's distribution function contributed to the lower distribution costs. As a percentage of sales, selling and administrative expenses, excluding intangible asset amortization, decreased to 25.3% in the third quarter of 1999 from 25.7% in the third quarter of 1998.


Intangible asset amortization:

     Due to the 1998 acquisitions of CAT and DiscoveryWorks, the January 1999 acquisition of Little Planet, and the May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $8.0 million in the third quarter of 1999 from $7.1 million in the same period last year.


NET INTEREST EXPENSE:

     Net interest expense of $8.5 million for the third quarter of 1999 was $0.8 million lower than in the same period in 1998. The reduction was due to the maturity of $63.3 million of SAILS on August 2, 1999 and the repayment of $39.5 million of debt at the end of 1998.


INCOME TAXES:

     The income tax provision decreased $6.6 million, or 9.9%, over the same period last year. This decrease was due to lower income and a decrease in the effective tax rate to 40.2% in the third quarter of 1999 from 41.1% in the third quarter of 1998. The decrease in the effective tax rate was primarily due to the acquired in-process research and development charge in 1998.


K-12 PUBLISHING:

     Operating income for the K-12 Publishing segment decreased $1.9 million, or 1.4%, to $134.0 million in the third quarter of 1999 from $135.9 million for the same period in 1998. The slight decrease was primarily due to higher editorial expenses and selling costs, partially offset by higher sales and lower plate amortization, distribution, and manufacturing costs. Increased editorial expenses, incurred for new program development and product revisions in preparation for the sales opportunities in the year 2000 and beyond, were partially offset by lower plate amortization. The increase in selling expense was due to expansion of the sales staff and higher promotional expense related to the increase in sales opportunities in 1999 and beyond. Lower distribution costs were due to implementation of a new warehouse automation system. Lower manufacturing costs were the result of favorable product mix, which included a higher percentage of revenues from products with higher margins, and a continued focus on controlling manufacturing costs.


COLLEGE PUBLISHING:

     The College Publishing segment's operating income was $27.8 million in the third quarter of 1999, compared to $25.1 million for the same period in 1998. The increase was primarily due to higher sales, partially offset by higher selling expenses. The increase in selling expenses was due to expansion of the sales staff and higher promotional costs for sales opportunities in 1999 and beyond.

OTHER:

     The Other segment's operating income was $2.9 million in the third quarter of 1999 compared to an operating loss of $4.2 million in the same period in 1998. The significant improvement was primarily due to lower cost of sales and lower distribution costs. The decrease in cost of sales was a result of lower manufacturing costs and editorial costs, primarily due to the shift of Sunburst Technology to the K-12 Publishing segment beginning in 1999. The decrease in distribution costs was due to the shift of Trade's fulfillment process in-house, which is more cost effective.


NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 in thousands of dollars, except per share amounts

NET INCOME:

                                                                       Nine months ended September 30,
                                                             ---------------------------------------------------
                                                                                              Diluted earnings
                                                                                              (loss) per share
                                                                                              ------------------
                                                               1999             1998           1999        1998
                                                               ----             ----           ----        ----
Income after tax, but excluding extraordinary and
    infrequent items:                                       $ 64,977         $ 59,219         $ 2.21      $ 2.04

   Extraordinary and infrequent items, net of taxes, where applicable:

       Extraordinary gain on extinguishment of debt           30,323           18,010           1.03        0.62

       Gain (loss) on surrender of INSO Corporation
           common stock to satisfy indebtedness               (3,240)           8,924          (0.11)       0.31

       Gain on sale of INSO Corporation common stock              --               24             --          --

       Acquired in-process research and development               --           (3,500)            --       (0.12)

       Other gains                                                --            1,413             --        0.05
                                                            --------         --------         ------      ------
Net income                                                  $ 92,060         $ 84,090         $ 3.14      $ 2.90
                                                            ========         ========         ======      ======

     Consolidated net income for the nine months ended September 30, 1999 was $92.1 million, or $3.14 per share, compared to net income of $84.1 million, or $2.90 per share, for the same period in 1998.

     Income after tax, but excluding extraordinary and infrequent items, for the nine months ended September 30, 1999 was $65.0 million, or $2.21 per share, compared to $59.2 million, or $2.04 per share, for the same period in 1998. The primary reasons for the increase were higher sales, favorable product mix, lower plate amortization, and lower interest expense, partially offset by increased editorial costs, higher selling and administrative expenses, CAT's losses, and additional intangible asset amortization.

     During the first nine months of 1999, Houghton Mifflin recorded a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per share, resulting from the surrender of INSO common stock upon maturity of the remaining outstanding SAILS. In addition, Houghton Mifflin also recognized a $52.3 million ($30.3 million after tax), or $1.03 per share, extraordinary gain as a result of the extinguishment of the remaining SAILS indebtedness. During 1998, Houghton Mifflin recognized a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share, resulting from the surrender of INSO common stock to redeem one-half of the outstanding SAILS, and an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per share, on the extinguishment of the SAILS indebtedness. The acquisition of CAT included a one-time write-off of acquired in-process research and development of $3.5 million, or $0.12 per share. During 1998, Houghton Mifflin also recorded a one-time gain (net of charges) of $2.4 million ($1.4 million after tax), or $0.05 per share, related to the equity investment in INSO.

NET SALES:

                                             Nine months ended September 30,
                                   -------------------------------------------------------
                                                                     Increase (decrease)
                                     1999            1998             $               %
                                     ----            ----            ---             ---

K-12 Publishing                    $572,114        $539,511        $ 32,603          6.0%

College Publishing                  123,810         116,521           7,289          6.3%

Other                                67,030          65,201           1,829          2.8%
                                   --------        --------        --------
     Total net sales               $762,954        $721,233        $ 41,721          5.8%
                                   ========        ========        ========


     Net sales for the nine months ended September 30, 1999 were $763.0 million, an increase of 5.8% from the $721.2 million reported in the same period in 1998.

The K-12 Publishing segment's net sales increased $32.6 million, or 6.0%, to $572.1 million from $539.5 million in the same period in 1998. The increase was due to higher net sales in all divisions in the K-12 Publishing segment. Although sales opportunities were limited in elementary and secondary school reading and language arts, new product lines such as reading intervention and MathSteps contributed to the net sales gain, as well as the inclusion of sales of DiscoveryWorks, the elementary school science program acquired in December 1998, and multimedia instructional materials acquired with Sunburst in May 1999. The College Publishing segment's net sales of $123.8 million for the nine months ended September 30, 1999 increased $7.3 million, or 6.3%, from net sales of $116.5 million during the same period in 1998. The increase was primarily due to higher sales of new frontlist titles and sales to the high school advanced placement market. The Other segment's net sales for the nine months ended September 30, 1999 increased $1.8 million, or 2.8%, to $67.0 million from $65.2 million in the first nine months of 1998. This was primarily due to the Trade Division's increased sales from its adult trade list.

COSTS AND EXPENSES:

                                                        Nine months ended September 30,
                                             -------------------------------------------------------
                                                                                 Increase (decrease)
                                               1999            1998              $               %
                                               ----            ----             ---             ---

Cost of sales                                $328,247        $316,526        $ 11,721           3.7%

Selling and administrative, excluding
   intangible asset amortization              278,854         257,266          21,588           8.4%

Intangible asset amortization                  23,403          21,221           2,182          10.3%
                                             --------        --------        --------
          Total costs and expenses           $630,504        $595,013        $ 35,491           6.0%
                                             ========        ========        ========

Cost of sales:

     During the nine months ended September 30, 1999, cost of sales increased $11.7 million, or 3.7%, to $328.2 million from $316.5 million during the same period in 1998. The increased cost of sales was due to higher net sales and increased editorial expense related to new program development and product revisions in preparation for the sales opportunities in the year 2000 and beyond. Higher editorial expenses were partially offset by lower manufacturing costs, a result of favorable product mix and continued focus on controlling manufacturing costs, and lower plate amortization. As a percent of sales, cost of sales decreased to 43.0% in 1999 from 43.9% in 1998.


Selling and administrative:

     For the nine months ended September 30, 1999, selling and administrative expenses, excluding intangible asset amortization, were $278.9 million, an increase of $21.6 million, or 8.4%, from $257.3 million for the same period in 1998. The primary reasons for this increase were higher selling costs related to sales opportunities in 1999 and beyond, the acquisitions of CAT and Sunburst, and increased spending on efforts to improve customer support systems and to address the Year 2000 computer issue.


Intangible Asset Amortization:

     Due to the 1998 acquisitions of CAT and DiscoveryWorks, the January 1999 acquisition of Little Planet, and the May 1999 acquisition of Sunburst, intangible asset amortization increased to $23.4 million in the nine months ended September 30, 1999 from $21.2 million in the same period last year.


NET INTEREST EXPENSE:

     Net interest expense for the nine months ended September 30, 1999 decreased by $3.6 million to $23.8 million from $27.4 million for the same period in 1998. The reduction was primarily due to the maturity on August 2, 1999 of $63.3 million of SAILS, the redemption of $63.3 million of SAILS on August 1, 1998, and the repayment of $39.5 million of debt at the end of 1998.


EQUITY IN EARNINGS (LOSSES) OF INSO CORPORATION:

     During the nine months ended September 30, 1998, Houghton Mifflin recognized $3.4 million in equity earnings of INSO, comprised of a $3.2 million one-time gain and $1.0 million of INSO's earnings, partially offset by $0.8 million of one-time charges recognized by INSO.

OTHER EXPENSE:

     In 1998, Houghton Mifflin recognized a $1.1 million pre-tax charge related to its unsuccessful bid for a portion of Simon & Schuster's publishing assets.

INCOME TAX PROVISION:

     The income tax provision decreased $5.6 million, or 12.0%, during the nine months ended September 30, 1999 compared to the same period last year, primarily due to lower income in 1999 than in 1998. This decrease was also due to a decrease in the effective tax rate to 40.1% in 1999 from 41.6% in 1998. The decrease in the effective tax rate reflects the non-deductible charge for acquired in-process research and development from CAT in 1998.

K-12 PUBLISHING:

     The K-12 Publishing segment's net sales of $572.1 million during the nine months ended September 30, 1999 increased $32.6 million, or 6.0%, from net sales of $539.5 million in the same period of 1998. The increase was attributable to strong sales of the School Division's reading intervention products, MathSteps, and science program; McDougal Littell's social studies products; Great Source Education Group's Write Source products; The Riverside Publishing Company's custom testing products; and Sunburst Technology's products.

     Operating income for the K-12 Publishing segment was $125.5 million in the first nine months of 1999 compared to $125.2 million in the same period of 1998. Cost of sales, selling and administrative expenses, and intangible asset amortization increased in the first nine months of 1999. Cost of sales rose due to higher editorial expenses incurred for new program development and product revisions in preparation for the sales opportunities in the year 2000 and beyond, partially offset by lower plate amortization. The increase in selling expenses was due to expansion of the sales staff and higher promotional expense related to the increase in sales opportunities in 1999 and beyond. Administrative expenses rose as spending on efforts to improve customer support systems and to address the Year 2000 computer issue increased. Higher selling and administrative expenses were also due to the shift of Sunburst Technology to the K-12 Publishing segment. The increase in intangible asset amortization was due to the December 1998 acquisition of DiscoveryWorks, the January 1999 acquisition of Little Planet, and the May 1999 acquisition of Sunburst.

COLLEGE PUBLISHING:

     The College Publishing segment's operating income was $12.8 million in the first nine months of 1999, compared to $11.1 million for the same period in 1998. The increase in operating income was primarily caused by higher net sales, partially offset by higher selling expenses.

OTHER:

     The Other segment's net sales for the nine months ended September 30, 1999 increased $1.8 million, or 2.8%, to $67.0 million from $65.2 million in the same period of 1998. The increase was primarily due to increased sales of adult trade titles by the Trade Division. The sales increase was also due to the inclusion of CAT, which was acquired in July 1998. Partially offsetting these increases was lower revenue due to the shift of Sunburst Technology to the K-12 Publishing segment beginning in 1999.

     The Other segment's operating loss was $5.9 million during the nine months ended September 30, 1999 compared to a loss of $10.1 million in the same period of 1998. The lower operating loss was primarily due to the shift of Sunburst Technology to the K-12 Publishing segment, higher net sales and lower manufacturing and distribution costs for the Trade Division, partially offset by the operating expenses and intangible asset amortization of CAT.

LIQUIDITY AND CAPITAL RESOURCES

     Houghton Mifflin's principal businesses are seasonal, with almost 90% of its revenues derived from educational publishing in the K-12 and College Publishing segments, markedly seasonal businesses. Houghton Mifflin realizes approximately 50% of net sales and a substantial portion of net income during the third quarter and characteristically posts a net loss in the first and fourth quarters of the year.

     This sales seasonality affects Houghton Mifflin's operating cash flow. Houghton Mifflin normally incurs a net cash deficit from all of its activities through the middle of the third quarter of the year. Houghton Mifflin funds the deficit through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

     During the nine months ended September 30, 1999, Houghton Mifflin used $107.4 million of net borrowings to cover its seasonal working capital needs and to fund publishing and capital investments. During the nine months ended September 30, 1998, Houghton Mifflin used $48.7 million of net borrowings to cover its seasonal working capital needs and to fund publishing and capital investments.

     Net cash provided by operating activities was $17.3 million during the nine months ended September 30, 1999, a $18.9 million decrease from the $36.2 million provided during the same period in 1998. Net income excluding non-cash items increased by $11.7 million. Changes in operating assets and liabilities used $30.7 million more cash during the nine months ended September 30, 1999 than in the same period in 1998 as a result of higher accounts receivable and inventories partially offset by higher accounts payable.

     Cash used in investing activities was $102.9 million during the nine months ended September 30, 1999, an increase of $37.6 million from the $65.4 million used in the same period in 1998. The increase was principally due to the acquisitions of Sunburst Communications and the Little Planet Literacy Series, a contingent consideration payment related to the 1998 acquisition of CAT, and a $7.4 million increase in property, plant and equipment expenditures.

     Net proceeds from financing activities increased by $50.9 million during the nine months ended September 30, 1999 from the same period in 1998. In the first quarter of 1999, Houghton Mifflin made common stock repurchases totaling approximately $7.6 million.

     In January 1999, Houghton Mifflin refinanced $50 million outstanding under its Revolving Credit Facility by issuing commercial paper. In April 1999, Houghton Mifflin issued $80 million of medium-term notes; proceeds from this issuance were used to repay existing commercial paper debt.

     Houghton Mifflin believes its existing cash, expected positive cash flow from operations, proceeds from the issuance of $80 million of medium-term notes, and its existing credit facilities will be sufficient to finance the Sunburst acquisition, fund publishing capital expenditures and dividend payments, and cover working capital requirements for the foreseeable future.

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

     The Year 2000 computer issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of Houghton Mifflin's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, ship products, or engage in similar normal business activities. In addition to hardware and software, the Year 2000 computer issue may also affect printers, facsimile machines, security systems, elevators, and other systems that are controlled by microprocessors. The Year 2000 computer issue will affect Houghton Mifflin, its vendors and suppliers, customers, and other third parties with whom Houghton Mifflin does business to varying extents and in a variety of ways that are uncertain at the date of this report.

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

     Houghton Mifflin has focused on the following four areas of exposure: information technology; non-information technology, or non-IT systems (for example, climate control systems, copy machines, security systems, etc.); technology products sold by Houghton Mifflin; and third-party relationships. Houghton Mifflin is using the status-of-completion method to evaluate its progress on the Year 2000 computer issue. This method compares the level of effort necessary to complete the task with the level of effort expended to date.

     Information technology includes mainframe applications, client server applications, end-user applications, infrastructure hardware and software, and networks and voice systems. Houghton Mifflin has completed the assessment of all information technology systems that it believes could be significantly affected by the Year 2000 computer issue, and determined that it had to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The assessment also showed that for certain older systems, such as customer order management, accounts receivable, royalty, and human resources, complete replacement of the applications was the best alternative. Complete replacement will not only remediate the Year 2000 computer issue but will expand the current system capabilities and provide a platform for Houghton Mifflin's future growth. The replacement of the existing royalty system has been delayed until 2000 due to a lack of resources to complete the project. Instead, Houghton Mifflin has remediated the existing system to be Year 2000 compliant. The following chart

(which excludes the customer order management system), includes the remediation of the existing royalty system and presents the estimated average status of completion for the information technology area and the expected completion date for each phase.

-------------------------------------------------------------------------------------------------------------------

            RESOLUTION PHASE                    ESTIMATED AVERAGE % COMPLETION          EXPECTED COMPLETION DATE
-------------------------------------------------------------------------------------------------------------------
Assessment                                                   100%                                Completed
-------------------------------------------------------------------------------------------------------------------
Remediation or Replacement                                   100                                 Completed
-------------------------------------------------------------------------------------------------------------------
Testing and Certification                                     80                             November 30, 1999
-------------------------------------------------------------------------------------------------------------------
Implementation                                                99                             November 30, 1999
-------------------------------------------------------------------------------------------------------------------

     The estimated completion date for the testing and implementation phase has been extended to November 30, 1999. The extension is mainly due to the complexity of remediating and testing the mainframe operating environment.

     The expected completion date of the customer order management system has been extended due to an increase in the scope of work to complete the project and in order to provide adequate testing. Houghton Mifflin has completed the assessment phase of this system and is approximately 90% complete with the replacement phase and 80% complete with the testing and certification phase. The replacement and testing phase is expected to be completed by February 2000. Houghton Mifflin has instituted the contingency plan for this system, which includes remediation of the existing system. The assessment and remediation of the existing customer order management system has been completed and the testing is expected to be completed by November 30, 1999.

     The following chart presents the estimated average status of completion for critical non-IT systems and the expected completion date of each phase.

-------------------------------------------------------------------------------------------------------------------

            RESOLUTION PHASE                   ESTIMATED AVERAGE % COMPLETION         EXPECTED COMPLETION DATE
-------------------------------------------------------------------------------------------------------------------
Assessment                                                  100%                               Completed
-------------------------------------------------------------------------------------------------------------------
Remediation or Replacement                                  100                                Completed
-------------------------------------------------------------------------------------------------------------------
Testing and Certification                                   100                                Completed
-------------------------------------------------------------------------------------------------------------------
Implementation                                              100                                Completed
-------------------------------------------------------------------------------------------------------------------


     Houghton Mifflin has assessed the compliance of its technology product lines by testing the products in a Year-2000-compliant environment. In most cases, there was no need for remediation or replacement of the product.
Houghton Mifflin has completed all phases of its product review. Based upon the results, Houghton Mifflin does not expect that the effect of Year 2000 issues on Houghton Mifflin's technology products will present material exposure.

     Houghton Mifflin has identified its most important customers, suppliers, and business partners (for example, printers, paper suppliers, distributors, and financial institutions), and has contacted them to determine the extent to which Houghton Mifflin may be vulnerable in the event that those parties fail to properly correct their own Year 2000 computer issues. Houghton Mifflin continues to monitor the responses and progress of these parties. In addition, Houghton Mifflin is testing critical systems interfaces, such as order entry and inventory transactions. Houghton Mifflin is in the process of working with the parties with whom it has these interfaces to reduce the risk of business interruptions. To date, Houghton Mifflin is not aware of any third party whose Year 2000 issues would have a material effect on Houghton Mifflin, but has no independent means of ensuring that third parties will be Year 2000 ready or whether their remediation efforts will be compatible with those of Houghton Mifflin.

     Houghton Mifflin is using both internal and external resources to reprogram or replace and test software for Year 2000 modifications. Management currently expects the total cost of the Year 2000 computer project, including costs to enhance the functionality of certain systems as well as to address the Year 2000 computer issue, to be approximately $30-35 million, which is being funded through operating cash flows. Of this total, approximately $10-14 million is for the purchase of new software and hardware that will be capitalized. The remaining $17-21 million will be expensed as incurred. As of September 30, 1999, Houghton Mifflin had spent approximately $25 million ($13 million expensed and $12 million capitalized for new systems) on its Year 2000 computer project and the development of new systems and systems modifications.

     Houghton Mifflin has assessed the Year 2000 readiness of Sunburst Communications, a company acquired in May 1999, and expects any remediation actions to be completed by November 30, 1999. The above discussion, therefore, does not include the effect of Sunburst on Houghton Mifflin's Year 2000 readiness.

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

     To prepare for the possibility that it or a third party may be unable to remediate or replace and properly test critical systems on a timely basis,

Houghton Mifflin has developed contingency plans for critical facilities, critical applications and the infrastructure that support those applications. The contingency plans include the use of manual or alternate processes.

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

     Due to the seasonal nature of its business, Houghton Mifflin's borrowings under its commercial paper program typically increase through the third quarter of each year. The outstanding commercial paper balance was $89.4 million at September 30, 1999, $11.9 million at December 31, 1998, and $110.0 million at September 30, 1998. The average interest rate on the commercial paper for the nine months ended September 30, 1999 was 5.20%. The carrying value of the commercial paper equals fair value due to the short-term maturity of the instrument.

     During the nine months ended September 30, 1999, an additional $30.0 million of long-term debt was issued at a fixed rate of 5.99%. The fair value of this debt at September 30, 1999 was $29.6 million.



     "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report includes forward-looking statements which reflect Houghton Mifflin's current views about future events and financial performance. Words such as "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from Houghton Mifflin's expectations, and Houghton Mifflin expressly does not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) cost of development and market acceptance of Houghton Mifflin's educational and testing products and services; (ii) the seasonal and cyclical nature of Houghton Mifflin's educational sales; (iii) possible changes in funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational and testing products and services and shifts in timing of purchases; (iv) changes in purchasing patterns by elementary and secondary schools and colleges; (v) changes in the competitive environment, including those which could adversely affect selling expenses; (vi) regulatory changes which could affect the purchase of educational and testing products and services; (vii) strength of the retail market for general-interest publications and market acceptance of newly published titles; (viii) unanticipated expenses or delays in resolving Year 2000 computer issues by either Houghton Mifflin or those with whom Houghton Mifflin does business; and
(ix) other factors detailed from time to time in Houghton Mifflin's filings with the Securities and Exchange Commission.

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

                                                 HOUGHTON MIFFLIN COMPANY
                                                 -------------------------
                                                         Registrant


Dated: November 15, 1999                              /s/ Gail Deegan
                                                 -------------------------
                                                        Gail Deegan
                                                 Executive Vice President,
                                                  Chief Financial Officer


Dated: November 15, 1999                             /s/ David R. Caron
                                                 -------------------------
                                                       David R. Caron
                                                 Vice President, Corporate
                                                        Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)

Exhibit No                 Description of Document            Page Number in This Report
----------                 -----------------------            --------------------------

 (27)                      Financial Data Schedule
