Form 10-K
period 1999-12-31
HOUGHTON MIFFLIN CO
filed 2000-03-28
CIK 48638

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $1,209,625,000 as of February 29, 2000.

     The registrant had outstanding 30,383,039 shares of common stock (exclusive of Treasury shares) and 30,383,039 Preferred Stock Purchase Rights as of February 29, 2000.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Stockholders are incorporated into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HOUGHTON MIFFLIN COMPANY

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                         PAGE
                                                                         ----
           PART I
Item 1.    Business....................................................    1
Item 2.    Properties..................................................    6
Item 3.    Legal Proceedings...........................................    6
Item 4.    Submission of Matters to a Vote of Securities Holders.......    6

           PART II
Item 5.    Market for Houghton Mifflin's Common Stock and Related
           Stockholder Matters.........................................    9
Item 6.    Selected Financial Data.....................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   12
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   23
Item 8.    Consolidated Financial Statements and Supplementary Data....   25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   58

           PART III
Item 10.   Directors and Executive Officers of Houghton Mifflin........   58
Item 11.   Executive Compensation......................................   58
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   58
Item 13.   Certain Relationships and Related Transactions..............   58

           PART IV
Item 14.   Exhibits, Financial Statements and Schedule, and Reports on
           Form 8-K....................................................   58
           Index to Consolidated Financial Statements and Financial
           Schedules...................................................   58
           Financial Statement Schedule................................   58
           Signatures..................................................   60
           Index to Exhibits...........................................   61

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Houghton Mifflin's actual results could differ materially from the expectations described in the forward-looking statements. Some of the factors that might cause such a difference are discussed in the section entitled " 'Safe Harbor' Statement under Private Securities Litigation Reform Act of 1995" on page 12 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

(a)  DESCRIPTION OF BUSINESS

     Houghton Mifflin Company was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. Houghton Mifflin has five operating subsidiaries: McDougal Littell Inc., Evanston, Illinois, publishes educational materials for the secondary school market; The Riverside Publishing Company, Itasca, Illinois, publishes assessment materials for the educational and clinical testing markets; Great Source Education Group, Inc., Wilmington, Massachusetts, publishes supplementary instructional materials for the elementary and secondary school markets; Sunburst Technology Corporation (formerly Houghton Mifflin Interactive Corporation), Somerville, Massachusetts, develops and sells multimedia instructional products for the elementary and secondary school markets; and Computer Adaptive Technologies, Inc., Evanston, Illinois, specializes in the development and delivery of computer-based testing solutions to corporations and associations worldwide.

     Houghton Mifflin's principal business is publishing, and our operations are classified into three operating segments:

     - K-12 Publishing, which includes textbooks and other educational materials and services for the kindergarten through grade twelve, or K-12, school markets;

     - College Publishing, which includes textbooks and other educational materials and services for the post-secondary higher education market; and

     - Other, which includes fiction, nonfiction, children's books, dictionary and reference materials in a variety of formats and media and computer-based testing solutions.

     In this description of our business, all subsidiaries are treated as part of Houghton Mifflin.

     In May 1999, we acquired all of the outstanding stock of Sunburst Communications, Inc., a leading developer of software and video instructional materials for the elementary and secondary school markets, for approximately $34.1 million in cash. The financial statements include Sunburst's operating results from the date of acquisition in the K-12 Publishing segment.

     In January 1999, we acquired the assets of Little Planet Literacy Series, a leading technology-based pre-kindergarten to grade three literacy program, from Applied Learning Technologies, Inc. for approximately $4.4 million in cash. The financial statements reflect the impact of Little Planet Literacy on our operating results from the date of acquisition in the K-12 Publishing segment.

     In March 1994, Houghton Mifflin's former Software Division successfully completed an initial public offering. We retained an equity interest in the successor company, INSO Corporation, of approximately 40%. On August 2, 1999, we elected to deliver approximately 1.9 million shares of INSO common stock to repay the remaining 6% Exchangeable Notes due 1999 -- Stock Appreciation Income Linked Securities, or SAILS. In December 1999, we sold our remaining shares of INSO common stock.

(b)  FINANCIAL INFORMATION ABOUT THE OPERATING SEGMENTS

     Financial information about Houghton Mifflin's operating segments is in
Part II, Item 8, the Notes to Consolidated Financial Statements, in Note 12 under the heading "Segment and Related Information" on page 52 and the schedule titled "Five-Year Financial Summary" on page 10.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     As a publisher, Houghton Mifflin shapes ideas, information, and instructional methods into various media that satisfy the lifelong need of people to learn, gain proficiency, and be entertained. We seek out, select, and generate worthwhile concepts and then enhance their value and accessibility through creative development, design, production (performed by outside suppliers), marketing, sales, and distribution. While Houghton Mifflin's works have been published principally in printed form, we publish many programs or works in other formats including computer software, laser discs, CD-ROM, and other electronic media.

K-12 PUBLISHING

     This operating segment includes textbooks and instructional materials, tests for measuring achievement and aptitude, clinical/special needs testing products, multimedia instructional programs for the K-12 market, and a computer-based career and college guidance information system in versions for both junior and senior high school students. The principal markets for these products are elementary and secondary schools. Beginning in 1999, we focused Sunburst Technology's (formerly Houghton Mifflin Interactive Corporation) business on the growing educational technology marketplace rather than on the retail market. Therefore, the 1999 information relating to Sunburst Technology is included in the K-12 Publishing segment.

     K-12 Publishing consists of five Houghton Mifflin divisions:

     - The School Division, which publishes for the elementary school market;

     - McDougal Littell Inc., which publishes for the secondary school market;

     - Great Source Education Group, Inc., which publishes supplementary materials for both the elementary and secondary school markets;

     - Sunburst Technology Corporation, which develops and sells multimedia instructional products for both the elementary and secondary school markets; and

     - The Riverside Publishing Company, which publishes tests for educational and psychological assessment and provides career guidance products and services.

     Houghton Mifflin's major regional sales offices for this segment are in California, Georgia, Illinois, Massachusetts, New Jersey, New York, and Texas. Each of these divisions has its own dedicated sales force. We distribute products of the School Division, McDougal, and Great Source from two facilities located in Indianapolis, Indiana and Geneva, Illinois. In addition, some states require us to use in-state textbook depositories for educational materials sold in that state. Sunburst's products are shipped from its facility located in Pleasantville, New York, and Riverside's products are shipped directly from vendor site locations.

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

     In general, Houghton Mifflin presents products to schools and teachers by sending samples to teachers in a school market which is considering a purchase. Sending sample copies is an essential part of marketing instructional materials. Since any educational program may have many individual components, and samples are widely distributed, the cost of sampling a new program can be substantial. In addition, once a program is purchased, we provide a variety of ancillary materials (such as teachers' editions, charts, classroom displays, classroom handouts, and tests) to purchasers at no cost. We also conduct training sessions within a school district that has purchased our materials to help teachers learn to use our products effectively. These free materials, usually called "implementation" and "in-service" training, are a cost of doing business.

     The elementary school market, which consists of kindergarten through grade eight, has four major disciplines:

     - reading and language arts (which includes handwriting and spelling),

     - mathematics,

     - science and health, and

     - social studies.

     The School Division develops and markets its products for all four of these disciplines.

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

     Great Source develops and distributes supplemental materials for the kindergarten through twelfth grade market principally in the following disciplines: reading and language arts, mathematics, and social studies.

     Sunburst develops and distributes educational software and video instructional materials for the kindergarten through twelfth grade market. Sunburst develops computer-based programs in areas such as problem solving, early learning tools, language arts, and mathematics and video instructional programs on subjects such as conflict resolution, self esteem, drug education, and success skills.

     Riverside publishes tests for educational and psychological assessment and provides career guidance products and service. Educational tests include norm-referenced tests that compare students to national performance levels. Riverside also contracts with states to custom develop criterion-referenced, standards-based educational assessments. Psychological tests are administered to one person at a time by a trained clinician or specialist.

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

     - bookstores;

     - through an Internet bookstore site; or

     - direct from the publisher.

     A bookstore or Internet site may purchase product for a course "new" from the publisher or, in the case of product with a copyright older than one year, "used" from other students. Approximately 30% of all student purchases in the college market are used product. In the private career school market, the institution generally purchases product directly from the publisher and requires students to purchase the product from the institution as part of the tuition.

     The College Division publishes in approximately eighteen disciplines, including mathematics, chemistry, business, history, English, and modern languages. Most textbooks are on a three- or four-year revision cycle. Textbooks with a current-year copyright date are referred to in the industry as "frontlist," and textbooks with an older copyright date are referred to as "backlist." The success of each year's frontlist titles significantly influences sales of backlist titles in subsequent years. Consequently, most of the selling and marketing activities of college publishers focus on promoting frontlist titles.

OTHER

     In 1999, Houghton Mifflin's Other operating segment consists of unallocated corporate-related items and two divisions:

     - The Trade & Reference, or Trade, Division; and

     - Computer Adaptive Technologies, Inc., or CAT.

     The Trade Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. The division also sells reference materials to schools, colleges, office supply distributors, and businesses. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. The division also licenses book rights and content to paperback publishers, book clubs, Web sites, and other publishers and electronic businesses in the United States and abroad. The Trade Division's publications are sold by its own sales force, as well as some of Houghton Mifflin's other divisional sales forces and commission agents. The division's major corporate sales and support offices are in Massachusetts and New York. Products for the Trade Division are distributed from our leased facility in Indianapolis, Indiana.

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

     We derive approximately 90% of our revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September. Thus, we realize approximately 50% of net sales and a substantial portion of annual net income during the third quarter, making third-quarter results material to full-year performance. We also characteristically post a net loss in the first and fourth quarters of the year, when fewer educational institutions are making purchases.

     Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant impact on Houghton Mifflin's year-to-year revenues. Although the loss of a single customer or a few customers would not have a materially adverse effect on our business, schedules of school adoptions and market acceptance of its products can affect year-to-year revenue performance. In 1999, the increase in statewide adoption opportunities and funding in the social studies and science disciplines for the elementary school market and in the mathematics and social studies disciplines in the secondary school market, more than offset fewer open territory and adoption opportunities in the reading and language arts disciplines, as compared to 1998. See "Summary of Quarterly Results of Operations (unaudited)" for the two-year period ended December 31, 1999 on page 56.

     Houghton Mifflin expects that in 2000 there will be an increase in statewide adoption opportunities, as well as additional funding opportunities, for instructional and assessment materials and services in both adoption and open territory states. The adoption opportunities will be primarily in the science and reading and language arts disciplines for the elementary school market and in the literature and language arts and world language disciplines for the secondary school market. Houghton Mifflin also expects growth opportunities in the other divisions to contribute to higher revenues in 2000 compared to 1999. During 2000, we will continue to invest in new products and services to take advantage of opportunities in all publishing segments. Houghton Mifflin will also continue to invest in and improve operating and support systems. These investments will help us maintain a market-leading educational product line, as well as improve our efficiency, profitability, and service to customers.

     We sell our products in highly competitive markets and believe the major competitive factors are quality of product and customer service. There are four significant publishers serving the elementary and secondary school markets, and seven significant publishers serving the college market.

     At December 31, 1999, Houghton Mifflin employed approximately 3,300 people.

     We anticipate no substantial expenditures for compliance with environmental laws or regulations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND EXPORT SALES

     Export sales are not significant to Houghton Mifflin's three business segments.

ITEM 2.  PROPERTIES

     Houghton Mifflin's principal executive office is located at 222 Berkeley Street, Boston, Massachusetts.

     The following table describes the approximate building areas, principal uses, and the years of expiration on leased premises of Houghton Mifflin's significant operating properties at December 31, 1999. We believe that these properties are suitable and adequate for our present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

                                     EXPIRATION     APPROXIMATE        PRINCIPAL
                                    YEAR: LEASED        AREA              USE
             LOCATION                 PREMISES     IN SQUARE FEET       OF SPACE              SEGMENT USED BY
----------------------------------  ------------   --------------   ----------------   ------------------------------
OWNED PREMISES
Indianapolis, Indiana.............                    503,000       Offices &          K-12 Publishing and College
                                                                    Warehouse          Publishing
Geneva, Illinois..................                    486,000       Offices &          K-12 Publishing; sales office
                                                                    Warehouse
Pleasantville, New York...........                     50,000       Offices &          K-12 Publishing
                                                                    Warehouse
LEASED PREMISES
Indianapolis, Indiana.............      2007          310,000       Warehouse          Other
Boston, Massachusetts.............      2007          301,000       Executive &        All segments and
  222 Berkeley Street/                                              Business offices   Corporate headquarters
  500 Boylston Street
West Chicago, Illinois............      2001          129,000       Warehouse          K-12 Publishing
Itasca, Illinois..................      2006           75,000       Offices            K-12 Publishing; sales office
Evanston, Illinois................      2004           70,000       Offices            K-12 Publishing; sales office
Dallas, Texas.....................      2005           70,000       Offices &          K-12 Publishing; sales office
                                                                    Warehouse
Wilmington, Massachusetts.........      2005           50,000       Offices            K-12 Publishing; corporate
                                                                                       support; sales office
Morris Plains, New Jersey.........      2006           40,000       Office             K-12 Publishing; sales office
Kennesaw, Georgia.................      2004           39,000       Warehouse          K-12 Publishing
New York, New York................      2004           30,000       Offices            College Publishing and Other
Evanston, Illinois................      2004           20,000       Offices            K-12 Publishing
Evanston, Illinois................      2004           19,000       Offices            Other
St. Charles, Illinois.............      2006           17,000       Offices            College Publishing; sales
                                                                                       office
Somerville, Massachusetts.........      2001           12,000       Offices            K-12 Publishing

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Houghton Mifflin did not submit any matters to a stockholder vote during the last quarter of the fiscal year ended December 31, 1999.

EXECUTIVE OFFICERS OF HOUGHTON MIFFLIN

                                                                                                OTHER
                                                                                    OFFICE    POSITIONS
                          AGE AT                                                     HELD     WITH THE
NAME                      2/29/00                      OFFICE                       SINCE      COMPANY
----                      -------    -------------------------------------------    ------    ---------
Nader F. Darehshori.....    63       Chairman, President, and Chief Executive        1991     Director
                                     Officer
Arthur S. Battle,           49       Vice President, Human Resources                 1998        --
  Jr. ..................
Albert Bursma, Jr. .....    62       Executive Vice President; President, Great      1995        --
                                     Source Education Group, Inc.
David R. Caron..........    39       Vice President, Controller                      1997        --
Gail Deegan.............    53       Executive Vice President and Chief              1996        --
                                     Financial Officer
Richard C. Gershon......    40       Senior Vice President, Strategic Technology     1999        --
                                     Integration
Elizabeth L. Hacking....    58       Senior Vice President, Strategic                1993        --
                                     Development
John E. Laramy..........    55       Senior Vice President; President, The           1999        --
                                     Riverside Publishing Company
George A. Logue.........    49       Executive Vice President, School Division       1997        --
Julie A. McGee..........    57       Executive Vice President; President,            1995        --
                                     McDougal Littell Inc.
Mark E. Mooney..........    47       Senior Vice President, Chief Technology         1997        --
                                     Officer
John H. Oswald..........    50       Executive Vice President; President,            1999        --
                                     Computer Adaptive Technologies, Inc.
Conall E. Ryan..........    42       Senior Vice President; President, Sunburst      1997        --
                                     Technology Corporation
Gary L. Smith...........    55       Senior Vice President, Administration           1991        --
June Smith..............    56       Executive Vice President, College Division      1994        --
Wendy J. Strothman......    49       Executive Vice President, Trade & Reference     1996        --
                                     Division
Paul D. Weaver..........    57       Senior Vice President, Clerk, Secretary,        1989        --
                                     and General Counsel

     The following information provides a brief description of the business experience of each executive officer during the past five years. Each executive officer, other than Mr. Battle, Mr. Bursma, Mr. Caron, Ms. Deegan, Mr. Gershon, Mr. Mooney, Mr. Ryan, and Ms. Strothman, has been employed by Houghton Mifflin for more than five years.

Nader F. Darehshori
1991 -- Chairman, President, and Chief Executive Officer

Arthur S. Battle, Jr.
1998 -- Vice President, Human Resources
1995 -- Divisional Vice President, Human Resources, Corning, Inc.

Albert Bursma, Jr.
1995 -- Executive Vice President; President, Great Source Education Group, Inc.*

David R. Caron
1997 -- Vice President, Controller
1996 -- Assistant Controller
1995 -- Director -- Corporate Accounting, NYNEX

Gail Deegan
1998 -- Executive Vice President and Chief Financial Officer
1996 -- Executive Vice President, Chief Financial Officer, and Treasurer 1995 -- Senior Vice President, Regulatory and Government Affairs, NYNEX

Richard C. Gershon
1999 -- Senior Vice President, Strategic Technology Integration
1998 -- Senior Vice President; President, Computer Adaptive Technologies, Inc.* 1984 -- President and Chief Executive Officer, Computer Adaptive Technologies,
        Inc. (Computer Adaptive Technologies, Inc. was not affiliated with Houghton Mifflin prior to its acquisition on July 21, 1998.)

Elizabeth L. Hacking
1993 -- Senior Vice President, Strategic Development

John E. Laramy
1999 -- Senior Vice President; President, The Riverside Publishing Company* 1994 -- Vice President, Director of Sales, The Riverside Publishing Company*

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

John H. Oswald
1999 -- Executive Vice President; President, Computer Adaptive Technologies,
Inc.*
1993 -- Executive Vice President; President, The Riverside Publishing Company*

Conall E. Ryan
1999 -- Senior Vice President; President, Sunburst Technology Corporation* 1997 -- Senior Vice President; President, Houghton Mifflin Interactive Corporation*
1996 -- President, Houghton Mifflin Interactive Corporation*
1995 -- Corporate Vice President, Houghton Mifflin Interactive

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

Paul D. Weaver
1989 -- Senior Vice President, Clerk, Secretary, and General Counsel

* A subsidiary of Houghton Mifflin

                                    PART II

ITEM 5. MARKET FOR HOUGHTON MIFFLIN'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

     Houghton Mifflin's common stock trades on the New York Stock Exchange. As of February 29, 2000, Houghton Mifflin had approximately 5,940 stockholders of record.

     The following table shows information about stock prices and dividends paid per share.

                            HOUGHTON MIFFLIN COMPANY
             STOCK PRICES AND DIVIDENDS PAID PER SHARE (UNAUDITED)

                                                  1999                            1998
                                      ----------------------------    ----------------------------
                                                          DIVIDEND                        DIVIDEND
                                       HIGH      LOW        PAID       HIGH      LOW        PAID
                                      ------    ------    --------    ------    ------    --------
First Quarter.......................  $47.63    $40.00     $0.125     $39.00    $26.94     $0.125
Second Quarter......................   50.31     42.63      0.125      35.31     31.06      0.125
Third Quarter.......................   52.50     40.50      0.130      33.56     30.19      0.125
Fourth Quarter......................   43.25     34.88      0.130      47.25     30.44      0.125
                                                           ------                          ------
Year................................                       $0.510                          $0.500
                                                           ======                          ======

ITEM 6.  SELECTED FINANCIAL DATA

     The per-share amounts presented in the Five-Year Financial Summary on the next page and in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are calculated using the diluted weighted average shares outstanding, unless the per-share amounts are specifically identified as basic. For further discussion of earnings per share, see Note 13 in the Notes to the Consolidated Financial Statements on page 55.

                            HOUGHTON MIFFLIN COMPANY
                          FIVE-YEAR FINANCIAL SUMMARY
         (UNAUDITED, IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                    YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------
                                                     1999        1998        1997         1996         1995
                                                  ----------   --------   ----------   ----------   ----------
OPERATING RESULTS
Net sales.......................................  $  920,118   $861,657   $  797,320   $  717,863   $  529,022
Operating income (loss).........................     111,960    102,020      106,558       87,382      (13,095)
Net interest expense............................      29,770     33,981       38,926       40,875       13,008
Gains (losses) on INSO Corporation common stock
  and equity in earnings (losses) of INSO
  Corporation...................................      (5,100)    18,797       15,901       27,446       14,659
Loss on sale of long-term investment............          --     (3,017)          --           --           --
Acquired in-process research and development....          --     (3,500)          --           --           --
Income (loss) before taxes and extraordinary
  item..........................................      77,090     79,269       83,533       73,953      (11,444)
Extraordinary gain on extinguishment of debt,
  net of tax....................................      30,320     18,010           --           --           --
Net income (loss)...............................      76,304     63,649       49,822       43,622       (7,243)
                                                  ----------   --------   ----------   ----------   ----------
PER COMMON SHARE
Basic:
  Income (loss) before extraordinary item.......       $1.60      $1.59        $1.76        $1.57       $(0.26)
  Extraordinary gain on extinguishment of
    debt........................................        1.05       0.63           --           --           --
                                                       -----      -----        -----       ------        -----
  Basic net income (loss) per share.............       $2.65      $2.22        $1.76        $1.57       $(0.26)
                                                       =====      =====        =====       ======       ======
Diluted:
  Income (loss) before extraordinary item.......       $1.57      $1.57        $1.73        $1.56       $(0.26)
  Extraordinary gain on extinguishment of
    debt........................................        1.03       0.62           --           --           --
                                                       -----      -----        -----       ------       ------
  Basic net income (loss) per share.............       $2.60      $2.19        $1.73        $1.56       $(0.26)
                                                       =====      =====        =====       ======       ======
Dividends declared per share....................       $0.51      $0.50        $0.49        $0.48       $0.465
Book value......................................       14.41      13.20        10.61         9.22         8.05
Stock price -- High.............................       52.50      47.25        40.25        28.32        27.38
              Low...............................       34.88      26.94        26.31        20.25        19.82
              Close.............................       42.19      47.25        38.38        28.32        21.50
FINANCIAL DATA
Total assets....................................  $1,038,743   $983,668   $1,000,648   $1,017,283   $1,054,116
Long-term debt less current portion.............     254,638    274,521      371,081      500,999      426,148
Additions to book plates and property, plant,
  and equipment.................................      98,314     73,984       67,903       74,943       54,278
Dividends paid..................................      14,748     14,388       13,959       13,371       12,845
Weighted average shares outstanding:
  Basic.........................................      28,823     28,689       28,237       27,801       27,609
  Diluted.......................................      29,308     29,111       28,826       27,919       27,609
NET SALES -- CLASSES OF SIMILAR PRODUCTS
K-12 Publishing.................................  $  657,289   $611,770   $  560,259   $  497,709   $  359,523
College Publishing..............................     172,240    160,677      148,969      138,346       82,277
Other...........................................      90,589     89,210       88,092       81,808       87,222
                                                  ----------   --------   ----------   ----------   ----------
                                                  $  920,118   $861,657   $  797,320   $  717,863   $  529,022
                                                  ==========   ========   ==========   ==========   ==========

     On August 2, 1999, the remaining 50%, or $65.3 million in aggregate principal, of the outstanding 6% Exchangeable Notes, or SAILS, matured. Houghton Mifflin elected to deliver approximately 1.9 million shares of INSO common stock to repay the remaining SAILS. The transaction represented a surrender of the shares and generated a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per share. In addition, we also recognized a $52.3 million extraordinary gain ($30.3 million after tax), or $1.03 per share, as a result of the extinguishment of the SAILS indebtedness. In 1999, we recorded a gain of $0.5 million ($0.3 million after tax), or $0.01 per share, on the sale of our remaining shares of INSO common stock.

     Beginning in 1999, Houghton Mifflin implemented a change in the method of accounting for the amortization of book plate assets. The change is from a class of assets method previously used to a specific identification method by which amortization commences in the year of publication. This change was made prospectively for book plate additions beginning in 1999. This change resulted in a decrease in amortization expense of approximately $5.1 million ($3.1 million after tax), or $0.10 per share, for the twelve months ended December 31, 1999.

     On August 1, 1998, Houghton Mifflin redeemed 50%, or $65.3 million in aggregate principal amount, of the outstanding 6% Exchangeable Notes, or SAILS, with approximately 1.9 million shares of INSO common stock. The redemption represented a surrender of the shares and generated a non-cash gain on the INSO shares of $15.4 million ($8.9 million after tax), or $0.31 per share. In addition, we recorded a $31.1 million extraordinary gain ($18.0 million after tax), or $0.62 per share, as a result of the extinguishment of the SAILS indebtedness. In 1998, Houghton Mifflin recorded items related to INSO resulting from INSO's special charge of $2.8 million in connection with its acquisitions of Henderson Software, Inc. and ViewPort Development AB. Our portion of these charges amounted to approximately $0.8 million ($0.5 million after tax), or $0.01 per share. We also recorded a gain of $3.2 million ($1.9 million after tax), or $0.06 per share, resulting from INSO's sale of its linguistic software net assets.

     Houghton Mifflin recognized a loss of $3.0 million ($2.0 million after tax), or $0.07 per share, on the sale of our investment in Cassell Plc in 1998. Houghton Mifflin's acquisition of CAT in July 1998 included the purchase of certain technology under research and development, which resulted in a charge of $3.5 million, or $0.12 per share.

     In 1997, Houghton Mifflin recognized a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, representing our portion of the increase in INSO's net equity as a result of INSO's completion of a public offering of 1.2 million shares of common stock at a net offering price of approximately $47 per share in the fourth quarter of 1996 (see Note 1 and Note 9 in the Notes to the Consolidated Financial Statements for a summary of Houghton Mifflin's recognition policy). The 1997 results include special charges of $2.5 million ($1.5 million after tax), or $0.05 per share, related to INSO's acquisition of the Mastersoft line of products from Adobe Systems Incorporated, the acquisition of Level Five Research, Inc., and a restructuring charge affecting INSO's Information Products and certain of its Information Management Tools products.

     In 1996, Houghton Mifflin recorded a gain of $34.3 million ($19.9 million after tax), or $0.71 per share, on the sale of 770,000 shares of INSO common stock. We also recorded special charges in 1996 of $11.7 million ($7.1 million after tax), or $0.25 per share, relating to our investment in INSO, resulting from INSO's acquisitions of ImageMark Software Labs, Inc. and Electronic Book Technologies, Inc.

     In October 1995, Houghton Mifflin completed the acquisition of D.C. Heath and Company from Raytheon Company in a purchase transaction. As a result, we recorded in 1995 charges totaling $49.3 million ($30.0 million after tax), or $1.09 per share, associated with the integration of the Heath business. In 1995, there was a $2.2 million charge, or $0.08 per share, relating to our investment in INSO resulting from INSO's acquisition of Systems Compatibility Corporation. We also recorded a gain in 1995 of $13.1 million ($7.8 million after tax), or $0.28 per share, in connection with an additional public offering of 1.2 million shares made by INSO.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999

     "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report includes forward-looking statements which reflect Houghton Mifflin's current views about future events and financial performance. Words such as "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) cost of development and market acceptance of our educational and testing products and services; (ii) the seasonal and cyclical nature of our educational sales; (iii) possible changes in funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational and testing products and services and shifts in timing of purchases;
(iv) changes in purchasing patterns in elementary and secondary school and college markets; (v) changes in the competitive environment, including those which could adversely affect selling expenses; (vi) regulatory changes which could affect the purchase of educational and testing products and services;
(vii) strength of the retail market for general-interest publications and market acceptance of newly published titles and new electronic products; (viii) delays or unanticipated expenses in connection with development of new CAT products or establishment of CAT testing facilities; and (ix) other factors detailed from time to time in Houghton Mifflin's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net income:

                                                          TWELVE MONTHS ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                                                 DILUTED EARNINGS
                                                                                 (LOSS) PER SHARE
                                                                               ---------------------
                                                  1999      1998      1997     1999    1998    1997
                                                 -------   -------   -------   -----   -----   -----
                                                 (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Income after tax, but excluding extraordinary
  and infrequent items:........................  $48,943   $40,750   $42,650   $1.67   $1.40   $1.48
Extraordinary and infrequent items, net of
  taxes, where applicable:
  Extraordinary gain on extinguishment of
     debt......................................   30,320    18,010        --    1.03    0.62      --
  Gain (loss) on surrender of INSO
     Corporation common stock to satisfy
     indebtedness..............................   (3,241)    8,913        --   (0.11)   0.31      --
  Gain on sale of INSO Corporation common
     stock.....................................      282        24        --    0.01      --      --
  Loss on sale of long-term investment.........       --    (1,961)       --      --   (0.07)     --
  Acquired in-process research and
     development...............................       --    (3,500)       --      --   (0.12)     --
  Gain on equity transaction of INSO
     Corporation...............................       --        --     8,645      --      --    0.30
  Other gains (losses).........................       --     1,413    (1,473)     --    0.05   (0.05)
                                                 -------   -------   -------   -----   -----   -----
Net income.....................................  $76,304   $63,649   $49,822   $2.60   $2.19   $1.73
                                                 =======   =======   =======   =====   =====   =====

     Consolidated net income in 1999 was $76.3 million, or $2.60 per share, compared to net income of $63.6 million, or $2.19 per share, in 1998 and net income of $49.8 million, or $1.73 per share, in 1997.

     Income after tax, but excluding extraordinary and infrequent items, for 1999 was $48.9 million, or $1.67 per share, compared to income after tax, but excluding extraordinary and infrequent items, of $40.8 million, or $1.40 per share, in 1998. The primary reasons for the increase were higher net sales, operating efficiencies, product mix, and lower interest expense, partially offset by higher development costs, increased selling expenses related to sales opportunities in 2000 and beyond, and additional goodwill amortization resulting from the acquisitions of CAT, DiscoveryWorks, and Sunburst Communications.

     Income after tax, but excluding infrequent items, was $40.8 million, or $1.40 per share, in 1998, compared to $42.7 million, or $1.48 per share, in 1997. The primary reasons for the decrease were the dilution arising from the operating expenses and goodwill amortization of CAT (acquired in July 1998) and costs related to Houghton Mifflin's unsuccessful bid for a portion of Simon & Schuster's publishing assets. Increases in product development spending, higher selling expenses, and additional costs related to information systems initiatives and the Year 2000 computer issue were offset by higher sales.

     During 1999, Houghton Mifflin recorded a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per share, resulting from the surrender of INSO common stock upon maturity of the remaining outstanding SAILS. We also recognized an extraordinary gain of $52.3 million ($30.3 million after tax), or $1.03 per share, on the extinguishment of the SAILS indebtedness. In addition, we sold our remaining shares of INSO and recognized a gain of $0.5 million ($0.3 million after tax), or $0.01 per share.

     During 1998, Houghton Mifflin recognized a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share, resulting from the surrender of INSO common stock used to redeem one-half of the outstanding SAILS. We also recognized an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per share, on the extinguishment of the SAILS indebtedness. In 1998, Houghton Mifflin recognized a loss of $3.0 million ($2.0 million after tax), or $0.07 per share, on the sale of our investment in Cassell Plc. The acquisition of CAT included the purchase of certain technology under research and development which resulted in a charge of $3.5 million, or $0.12 per share. During 1998, Houghton Mifflin also recorded a one-time gain (net of charges) of $2.4 million ($1.4 million after tax), or $0.05 per share, related to the equity investment in INSO.

     In 1997, Houghton Mifflin recognized a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, representing its portion of the increase in INSO's net equity as a result of INSO's completion of a public offering in 1996, and a special charge of $2.5 million ($1.5 million after tax), or $0.05 per share, related to the equity investment in INSO.

Net sales:

                                                                         INCREASE (DECREASE)
                                                                    ------------------------------
                                TWELVE MONTHS ENDED DECEMBER 31,    1999 VS. 1998   1998 VS. 1997
                                ---------------------------------   -------------   --------------
                                  1999        1998        1997         $       %       $       %
                                ---------   ---------   ---------   -------   ---   -------   ----
                                        (IN THOUSANDS OF DOLLARS, EXCEPT PERCENT AMOUNTS)
K-12 Publishing...............  $657,289    $611,770    $560,259    $45,519   7.4%  $51,511    9.2%
College Publishing............   172,240     160,677     148,969     11,563   7.2    11,708    7.9
Other.........................    90,589      89,210      88,092      1,379   1.5     1,118    1.3
                                --------    --------    --------    -------         -------
          Total net sales.....  $920,118    $861,657    $797,320    $58,461   6.8%  $64,337    8.1%
                                ========    ========    ========    =======         =======

     Houghton Mifflin's net sales in 1999 increased $58.5 million, or 6.8%, to $920.1 million from $861.7 million in 1998. The K-12 Publishing segment's net sales of $657.3 million in 1999 were $45.5 million, or 7.4%, above 1998 net sales of $611.8 million. All divisions in the K-12 Publishing segment reported increased revenues in 1999 even though the sales opportunities were limited in elementary and secondary school reading and language arts. New product lines such as reading intervention and Math Steps contributed to the net sales gain, as did the inclusion of sales of DiscoveryWorks, the elementary school science program we acquired in December 1998, and multimedia instructional materials we acquired with Sunburst in May 1999. The College Publishing segment's net sales of $172.2 million in 1999 increased $11.6 million, or 7.2%, from $160.7 million in 1998. The increase was primarily due to higher sales of new frontlist titles and additional sales to the high school advanced placement market. The Other segment's net sales in 1999 increased by $1.4 million, or 1.5%, to $90.6 million from $89.2 million in 1998. This was primarily due to the Trade Division's increased sales from its adult trade list, partially offset by the shift of Sunburst Technology, formerly Houghton Mifflin Interactive, to the K-12 Publishing segment in 1999.

     Houghton Mifflin's net sales in 1998 increased $64.3 million, or 8.1%, to $861.7 million from $797.3 million in 1997. The K-12 Publishing segment's net sales of $611.8 million in 1998 were $51.5 million, or 9.2%, above 1997 net sales of $560.3 million. All divisions in the K-12 Publishing segment reported increased revenues in 1998 due to strong sales performance in statewide adoption and open territory opportunities, as well as increased funding for instructional and assessment materials. The College Publishing segment's net sales of $160.7 million in 1998 increased $11.7 million, or 7.9%, from $149.0 million in 1997. Sales of both new editions and backlist titles in the college market rose, and sales to the high school advanced placement market increased significantly. The Other segment's net sales in 1998 increased by $1.1 million, or 1.3%, to $89.2 million from $88.1 million in 1997. The Trade Division's net sales were higher in 1998 compared to 1997 due to increased sales of adult, children's, and reference products, partially offset by lower guidebook sales, reflecting the expiration of the Insight Travel Guide distribution arrangement on December 31, 1997. The Other net sales increase also reflected the inclusion of sales from CAT, acquired in 1998. Lower net sales at Sunburst Technology partially offset these net sales increases. Sunburst Technology's sales declined year over year due to increased competition in the retail market.

Costs and expenses:

                                                                           INCREASE (DECREASE)
                                                                     -------------------------------
                                 TWELVE MONTHS ENDED DECEMBER 31,    1999 VS. 1998    1998 VS. 1997
                                 ---------------------------------   --------------   --------------
                                   1999        1998        1997         $       %        $       %
                                 ---------   ---------   ---------   -------   ----   -------   ----
                                          (IN THOUSANDS OF DOLLARS, EXCEPT PERCENT AMOUNTS)
Cost of sales..................  $411,114    $390,922    $362,501    $20,192    5.2%  $28,421    7.8%
Selling and administrative,
  excluding intangible asset
  amortization.................   365,176     340,207     300,347     24,969    7.3    39,860   13.3
Intangible asset
  amortization.................    31,868      28,508      27,914      3,360   11.8       594    2.1
                                 --------    --------    --------    -------          -------
          Total costs and
            expenses...........  $808,158    $759,637    $690,762    $48,521    6.4%  $68,875   10.0%
                                 ========    ========    ========    =======          =======

Cost of sales:

     In 1999, cost of sales increased $20.2 million, or 5.2%, to $411.1 million from $390.9 million during 1998. The increased cost of sales was primarily due to higher net sales and increased editorial expense related to new program development and product revisions in preparation for the sales opportunities in the year 2000 and beyond, partially offset by lower plate amortization primarily due to the accounting change regarding book plate amortization. Beginning in 1999, Houghton Mifflin implemented a change in the method of accounting for the amortization of book plate assets. The change is from a class of assets method previously used to a specific identification method by which amortization commences in the year of publication. This change was made prospectively for book plate additions beginning in 1999. This change resulted in a decrease in amortization expense of approximately $5.1 million for the twelve months ended December 31, 1999. As a percent of sales, cost of sales decreased to 44.7% in 1999 from 45.4% in 1998. The lower percentage was primarily due to higher net sales, lower plate amortization expense and lower manufacturing and royalty costs.

     In 1998, cost of sales increased $28.4 million, or 7.8%, to $390.9 million from $362.5 million during 1997. The increased cost of sales was due to higher net sales and increased editorial expense and plate amortization. As a percent of sales, cost of sales decreased slightly to 45.4% in 1998 from 45.5% in 1997. Although editorial expenses and plate amortization were considerably higher in absolute dollars, the net sales gains offset the percentage increase in these items.

Selling and administrative:

     Selling and administrative expenses, excluding intangible asset amortization, were $365.2 million in 1999, an increase of $25.0 million, or 7.3%, over the $340.2 million recorded in 1998. As a percent of sales, selling and administrative expense increased slightly to 39.7% in 1999 from 39.5% in 1998. The primary reasons for this increase were higher selling costs related to sales opportunities in 2000 and beyond, the additional selling and administrative costs for the operations of CAT and Sunburst, and increased spending on efforts to improve customer support systems and to address the Year 2000 computer issue. The increases were partially offset by lower distribution costs. Implementation of a new warehouse automation system and in-sourcing of the Trade Division's distribution function contributed to the lower distribution costs.

     In 1998, selling and administrative expenses, excluding intangible asset amortization, were $340.2 million, an increase of $39.9 million, or 13.3%, from $300.3 million in 1997. As a percent of sales, selling and administrative expense increased to 39.5% in 1998 from 37.7% in 1997. The primary reasons for this increase were higher costs related to information systems initiatives and the Year 2000 computer issue, the additional selling and administrative costs for the operations of CAT, and increased selling expenses related to sales opportunities in 1999.

Intangible asset amortization:

     Due to the 1998 acquisitions of CAT and DiscoveryWorks, the January 1999 acquisition of Little Planet, and the May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $31.9 million in 1999 from $28.5 million in 1998.

     Intangible asset amortization increased to $28.5 million in 1998 from $27.9 million in 1997 due to the 1998 acquisitions of CAT and DiscoveryWorks and the 1997 acquisitions of Wintergreen/ Orchard House and Chapters Publishing.

Net interest expense:

     Net interest expense of $29.8 million in 1999 decreased $4.2 million from $34.0 million in 1998. The reduction was primarily due to the maturity on August 2, 1999 of $65.3 million of SAILS, the redemption of $65.3 million of SAILS on August 1, 1998, and the repayment of $39.5 million of debt at the end of 1998.

     Net interest expense of $34.0 million in 1998 decreased $4.9 million from $38.9 million in 1997. The reduction was primarily due to repayment of $68.7 million of debt in the fourth quarter of 1997 and the redemption of $65.3 million of SAILS debt in August 1998.

Equity in earnings (losses) of INSO Corporation:

     During 1998, Houghton Mifflin recognized $3.4 million in equity earnings of INSO, representing a one-time gain of $3.2 million and $1.0 million of INSO's earnings, partially offset by $0.8 million of one-time charges recognized by INSO. During 1997, we recognized $1.0 million in equity earnings of INSO, of which $3.5 million related to INSO's earnings, offset by $2.5 million related to one-time charges recognized by INSO.

Other expense:

     In 1998, Houghton Mifflin recognized a $1.1 million pre-tax charge related to our unsuccessful bid for a portion of Simon & Schuster's publishing assets.

Income taxes:

     The provision for taxes in 1999 decreased $2.5 million, or 7.5%, from 1998. This decrease was primarily due to lower income and a decrease in the effective tax rate to 40.4% in 1999 from 42.4% in 1998. The decrease in the effective tax rate reflects the non-deductible charge for acquired in-process research and development from CAT in 1998.

     The provision for taxes in 1998 decreased $0.1 million from 1997. This decrease was primarily due to the decrease in operating income in 1998 compared to 1997, offset by an increase in the effective tax rate to 42.4% in 1998 from 40.4% in 1997. The increase in the effective tax rate was primarily due to the acquired in-process research and development charge from CAT.

     Houghton Mifflin recognized net deferred tax assets aggregating $7.6 million at December 31, 1999 and $0.4 million at December 31, 1998. The assets related principally to pension and post-retirement benefits, inventory, and tax liabilities related principally to differences in the depreciation of fixed assets and amortization of book plates. In view of the consistent profitability of our past operations, we believe that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

K-12 PUBLISHING

     The K-12 Publishing segment's net sales of $657.3 million in 1999 represented a $45.5 million, or 7.4%, increase over 1998 net sales of $611.8 million. All divisions in this segment reported higher net sales in 1999 as compared to 1998. Although sales opportunities were limited in elementary school reading and language arts, the School Division's strongest markets and the markets to which its customers direct the most funding, the School Division's net sales increased year over year. This increase was due to the acquisition of DiscoveryWorks and new product lines such as reading intervention and Math Steps. Great Source reported increased net sales primarily due to higher sales of the Write Source product line and new products in mathematics and social studies. Riverside's slightly higher sales were primarily due to the increased sales in clinical and custom products, mostly offset by lower state contract sales. McDougal's net sales increased only slightly over 1998 and were lower than expected. Increases in social studies revenues were offset by lower-than-expected funding in both adoption and open territory states and lower math sales. Sunburst Technology's net sales rose sharply, reflecting the May acquisition of Sunburst Communications.

     Operating income for the K-12 Publishing segment decreased $0.8 million, or 0.8%, to $97.1 million in 1999 from $97.9 million in 1998. The resulting operating margin for 1999 was 14.8% compared to 16.0% in 1998. This decrease in operating margin was primarily due to an increase in cost of sales, selling and administrative expenses, and intangible asset amortization. Cost of sales increased due to higher editorial expenses incurred for new program development and product revisions in preparation for sales opportunities in the year 2000 and beyond, partially offset by lower plate amortization. Selling expenses increased due to expansion of the sales staff and higher sampling and promotional expenses in anticipation of the increased sales opportunities in the year 2000 and beyond. Administrative expenses rose due to efforts to improve customer support systems and to address the Year 2000 computer issue. The shift of Sunburst Technology to the K-12 Publishing segment also accounted for some of the increase in selling and administrative costs. The increase in intangible asset amortization was due to the 1998 acquisition of DiscoveryWorks and the 1999 acquisitions of Little Planet and Sunburst Communications.

     The K-12 Publishing segment's net sales of $611.8 million in 1998 were $51.5 million, or 9.2%, above 1997 net sales of $560.3 million. This increase was due to strong sales performance in statewide adoption and open territory opportunities, as well as increased funding for instructional and assessment materials. McDougal's sales increased due to its strong performance in mathematics and social studies adoptions. Riverside reported an increase in sales due to higher sales of group assessment and clinical tests. Riverside benefited both from increased funding for assessment programs and from its strategy to invest in the development of criterion-referenced tests. Great Source had a significant sales increase, principally in its Write Source and mathematics product lines. The School Division's English, spelling, and new reading intervention programs performed extremely well in both adoption states and open territories. The School Division's reading program did not generate increased sales year over year, but sales from this product line were higher than originally expected. The School Division's math program had higher sales year over year, but less than originally expected. Overall, the School Division had a year-over-year net sales gain, rather than the decline initially expected.

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

COLLEGE PUBLISHING

     The College Publishing segment reported 1999 net sales of $172.2 million, a 7.2% increase over 1998 net sales of $160.7 million. This increase was primarily due to strong sales of new products and higher sales to the high school advanced placement market.

     In 1999, operating income for the College Publishing segment increased $4.0 million, or 20.3%, to $23.7 million from $19.7 million in 1998. The resulting operating margin for 1999 was 13.8% compared to 12.3% in 1998. The operating margin improvement was primarily due to the increase in net sales and lower manufacturing, editorial, and distribution expenses as a percent of sales in 1999 compared to 1998. These decreases were partially offset by higher administrative expenses.

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

OTHER

     In 1999, the Other segment's net sales increased by $1.4 million, or 1.5%, to $90.6 million from $89.2 million in 1998. The Trade Division was the major contributor to this gain with a sales increase due to higher sales of adult trade titles. The sales increase for the segment was also due to the inclusion of CAT, which was acquired in July 1998. Lower revenues due to the shift of Sunburst Technology to the K-12 Publishing segment beginning in 1999 partially offset these increases.

     The Other segment's operating loss was $8.9 million in 1999 compared to $15.7 million in 1998. The lower operating loss was primarily due to the shift of Sunburst Technology to the K-12 publishing segment, higher net sales, and lower manufacturing and distribution costs for the Trade Division, partially offset by the operating expenses and intangible asset amortization of CAT.

     The Other segment's net sales in 1998 increased by $1.1 million to $89.2 million from $88.1 million in 1997. This increase was primarily attributable to the Trade Division, due to higher sales of adult, children's, and reference titles. Excluding the 1997 revenues from Insight Travel Guides, which were no longer being distributed by this division after December 1997, sales would have increased by more than 10%. The sales increase in this segment was also due to the inclusion of sales from CAT, a new division acquired in 1998. Lower net sales from Sunburst Technology partially offset these increases.

     The Other segment's operating loss was $15.7 million in 1998 compared to $6.1 million in 1997. The increased operating loss was primarily due to the operating loss attributable to Houghton Mifflin's acquisition of CAT, the higher loss at Sunburst Technology due to lower sales, and costs incurred in moving the Trade Division's distribution facility in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Houghton Mifflin's principal businesses are seasonal, with almost 90% of revenues derived from educational publishing in the K-12 and College Publishing segments, markedly seasonal businesses. We realize approximately 50% of net sales and a substantial portion of net income during the third quarter and characteristically posts a net loss in the first and fourth quarters of the year.

     This sales seasonality affects our operating cash flow. Houghton Mifflin normally incurs a net cash deficit from all of our activities through the middle of the third quarter of the year. We fund the deficit through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

     Net cash provided by operating activities was $143.8 million in 1999, a decrease of $3.0 million from $146.8 million in 1998. Net income excluding non-cash items increased $12.2 million in 1999 from 1998. Changes in operating assets and liabilities used $15.2 million more cash in 1999 than 1998 due to an increase in tax payments and higher accounts receivable and inventories, partially offset by higher accounts payable. Higher accounts receivable were primarily due to the timing of sales, as fourth-quarter sales in 1999 increased significantly over the fourth quarter of 1998. Inventory levels increased in anticipation of greater sales opportunities in 2000.

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

     Houghton Mifflin anticipates that cash provided by operating activities in 2000 will be higher than in 1999 due to higher earnings.

     Houghton Mifflin used $144.0 million in cash for investing activities in 1999, an increase of $46.2 million over the $97.8 million used during 1998. The increase reflects a $20.4 million increase for acquisitions of publishing and technology assets, a $13.7 million increase for book plate expenditures, and a $10.6 million increase in property, plant, and equipment expenditures. The increases were principally due to the following: the acquisitions of Sunburst Communications and the Little Planet Literacy Series and a contingent consideration payment related to the 1998 acquisition of CAT; higher investments in new products; increased spending on information systems initiatives; and the build out of Trade Division's distribution facility.

     Houghton Mifflin used $97.8 million in cash for investing activities in 1998, an increase of $26.0 million over the $71.8 million used during 1997. The increase reflected a $15.8 million increase for acquisitions of publishing and technology assets, an increase in property, plant, and equipment expenditures of $7.0 million incurred primarily for information systems initiatives in 1998, and the $5.2 million in proceeds from the sales of property and plant in 1997. We received $0.8 million in proceeds from the sale of 400,000 ordinary shares of Cassell Plc in 1998.

     Net proceeds from financing activities were $8.3 million in 1999, primarily due to the net issuance of $39.3 million of debt partially offset by common stock repurchases of $17.9 million and common stock dividend payments of $14.7 million. Total debt decreased to $346.0 million as of December 31, 1999 from $369.7 million at the end of 1998. Houghton Mifflin's percentage of debt (commercial paper borrowings, current portion of long-term debt, and long-term debt) to total capitalization (debt plus stockholders' equity) decreased to 44.4% at the end of 1999 from 48.1% at the end of 1998. The decrease in debt was due to the following factors: non-cash redemption of the remaining $63.3 million in principal amount of outstanding SAILS using INSO common stock, repayment of $20.0 million of medium-term notes, and repayment of $30.0 million outstanding under our five-year revolving credit facility, offset by the issuance of $80.0 million of medium-term notes and commercial paper borrowings of $9.5 million.

     Houghton Mifflin used $50.7 million for financing activities in 1998, primarily to make net repayments of $39.5 million of debt in the fourth quarter of 1998 and pay dividends. Total borrowing decreased $102.7 million to $369.7 million as of December 31, 1998 from $472.4 million at the end of 1997. Our percentage of debt (commercial paper borrowings, current portion of long-term debt, and long-term debt) to total capitalization (debt plus stockholders' equity) decreased to 48.1% at the end of 1998 from the 59.8% at the end of 1997. The decrease in debt was due to the non-cash redemption of 50%, or $63.3 million in principal amount, of outstanding SAILS using INSO common stock, repayment of $40 million of medium-term notes, and repayment of $49.5 million of commercial paper borrowings, offset by $50 million of borrowings under our five-year revolving credit facility.

     In 1999, Houghton Mifflin's average short-term borrowing was $113.6 million, an increase of $41.3 million from 1998. Seasonal borrowing needs increased as a result of higher operating expenditures, increased working capital requirements, and the acquisition of Sunburst Communications, Inc.

     In 1998, Houghton Mifflin's average short-term borrowing was $72.3 million, an increase of $5.4 million from 1997. Seasonal borrowing needs increased as a result of higher operating expenditures and increased working capital requirements.

     In August 1995, Houghton Mifflin completed a $126.6 million public offering of 6% Exchangeable Notes due in 1999 at a public offering price of $34 per SAILS. In August 1998, we redeemed 50%, or $65.3 million in aggregate principal amount, of the outstanding SAILS. The SAILS were redeemed at an exchange rate equal to two shares of the common stock of INSO, par value $0.01 per share, for each SAILS, or approximately 1.9 million shares, and cash of $2.0 million for the payment of accrued and unpaid interest at the date of the redemption. On August 2, 1999, the remaining 50%, or $65.3 million in aggregate principal, of the outstanding SAILS matured. In accordance with the terms of the SAILS, we elected to deliver two shares of the common stock of INSO for each SAILS, or approximately 1.9 million shares, and cash of $2.0 million for the payment of all accrued and unpaid interest on the outstanding SAILS.

     In May 1999, Houghton Mifflin filed a registration statement on Form S-3 with the Securities and Exchange Commission covering up to $200 million of debt securities and common stock, which may be issued in one or more offerings from time to time. At December 31, 1999, we had not issued any debt securities or common stock covered by this registration statement.

     At December 31, 1999, Houghton Mifflin had a $300 million unsecured revolving credit facility for which we pay annual commitment fees. Borrowings under the revolving credit facility are outstanding under a five-year commitment revolving credit facility which expires on October 31, 2000. The revolving credit facility requires us to comply with certain covenants, the most restrictive of which include maintenance of a specific level of net worth, fixed-charge coverage ratio, and debt-to-equity ratio. At December 31, 1999, the outstanding balance on the revolving credit facility was

$20 million, at a weighted average interest rate of 6.75%. At December 31, 1998, the outstanding balance on the revolving credit facility was $50 million, at a weighted average interest rate of 5.5875%. Management routinely evaluates interest rates available to Houghton Mifflin under the revolving credit facility as compared to those available through the issuance of commercial paper.

     Houghton Mifflin currently expects that cash flow from operations for the full year 2000 will be sufficient to cover investment activities and dividend payments as well as to repay by year-end a portion of the debt outstanding at the beginning of 2000. We intend to continue using the short-term debt market, primarily commercial paper, for seasonal liquidity needs.

PENDING ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities," which was amended by Financial Accounting Standards Board Statement No. 137, which deferred the adoption of FAS 133 until fiscal years beginning after June 15, 2000. Houghton Mifflin is currently evaluating the effects of implementing this statement.

IMPACT OF INFLATION AND CHANGING PRICES

     Although inflation is currently well below levels in prior years and has, therefore, benefited recent Houghton Mifflin results, particularly in the area of manufacturing costs, there are offsetting costs. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements which either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

     Prices for paper moderated in 1998 and 1999. We expect a modest increase in paper prices in 2000.

     The most significant investments affected by inflation include book plates; other property, plant, and equipment; and inventories. Houghton Mifflin uses the last-in, first-out (LIFO) method to value substantially all inventory, and therefore, the cost of inventory charged against income approximates replacement value. The incremental replacement cost expense amounted to $20.0 million in 1999 compared with $15.8 million in 1998.

     Houghton Mifflin's publishing business requires a high level of investment in book plates for our educational and reference works, which represented approximately 9.5% of total assets at December 31, 1999, and, increasingly, in other property, plant, and equipment, which represented 7.1% of consolidated assets at December 31, 1999. We expect to continue to commit funds to the publishing areas through both internal growth and acquisitions.

     Houghton Mifflin believes that by valuing our inventory using the LIFO method, continuing to emphasize technological improvements, and quality control, we can continue to moderate the impact of inflation on our operating results and financial position.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of CAT in July 1998, Houghton Mifflin wrote off in-process research and development totaling $3.5 million in the third quarter of 1998. The charge was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative use. This amount represents an allocation of the purchase price related to an application module called CAT Software System Version 7. This project represented an integrated application suite of products whose functionality included test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security.

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

     We determined the value of the acquired in-process research and development by estimating the projected net cash flows related to the product and the stage of completion of the product and discounting these cash flows to the net present value. The resulting projected net cash flows from the project were based on management's estimates of revenues and operating profits related to the product. The revenue estimates we used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by Houghton Mifflin and our competitors. The rates utilized to discount the net cash flows to the net present value were based on a discount rate of 30%. This discount rate took into account the time value of money and investment risk factors described above.

     The estimates used in valuing the in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. Any such variances may adversely affect the sales and profitability of future periods. Additionally, the value of other intangible assets may become impaired.

     The original estimate was to complete the development of CAT Software System Version 7 in 1998 at a cost of an additional $0.1 million. Initial market availability of the product was expected by 1999. Due to technology issues, the CAT Software System Version 7 release was cancelled. Instead, Houghton Mifflin decided to improve the product with a new release CAT System Software Version 8. Although Version 8 will use some of the features created with Version 7, the expected completion date is now early 2000 at an additional cost of approximately $1.4 million.

OUTLOOK

     We expect that revenue opportunities in the K-12 market in 2000 will be greater than in 1999 due to an increase in statewide adoption opportunities, as well as additional funding available at the state level for educational and assessment materials. The sales growth will include the effect of having Sunburst Communications, Inc. for a full year. We expect all other divisions will also have growth opportunities, and that sales will increase in 2000 by approximately 15-17%.

     Houghton Mifflin anticipates that the sales growth will generate increased gross margin due to a more favorable product mix, the completion of a major product development cycle, and the benefits from investments made in systems and business processes. In the past two years, product development costs have increased in order to develop new programs for sale in major adoption opportunities in 2000-2002. In 2000, editorial expenses and plate amortization are expected to remain in the same absolute dollar range as in 1999. Due to the higher sales expected in 2000, editorial and plate amortization are expected to decrease as a percentage of sales, declining approximately two percentage points as compared to 1999. We expect selling and administrative expenses, which include selling, distribution, administrative costs, and intangible asset amortization to decrease as a percentage of sales, declining two to three percentage points in 2000 compared to 1999. Each of the components is projected to decline as a percent of sales. We expect selling expenses to increase due to increased sales and marketing efforts and product sampling associated with the adoption cycle for 2000 and 2001, but as a percent of sales, to decline. Houghton Mifflin expects distribution expenses will continue to decrease as a percent of sales, reflecting more efficient warehouse operations. We believe administrative costs will benefit from process improvements as well as the resolution of the Year 2000 computer issue, and due to higher sales, intangible asset amortization will decline as a percent of sales.

EFFECT OF THE YEAR 2000 COMPUTER ISSUE

     Houghton Mifflin used both internal and external resources to reprogram or replace and test software for Year 2000 modifications. As of December 31, 1999, Houghton Mifflin had spent approximately $30 million ($16 million expensed and $14 million capitalized for new systems) on its Year 2000 computer project and the development of new systems and systems modifications. To date, we have not experienced any material problems related to Year 2000 issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Houghton Mifflin's exposure to market risk for changes in interest rates relates primarily to borrowings under our commercial paper program and our unsecured credit facility. Houghton Mifflin does not enter into speculative or leveraged derivative transactions.

     Houghton Mifflin from time to time enters into transactions involving financial instruments for purposes of managing our exposure to interest rate risks and funding costs. Through the use of interest rate products such as interest rate swap agreements and interest rate locks, Houghton Mifflin attempts to achieve a predetermined mix of fixed- and floating-rate debt. At December 31, 1999, Houghton Mifflin had two interest-rate swaps in place, each with a notional amount of $25 million and terminating on December 1, 2000. We pay the fixed rate on both swaps (5.90% and 5.95%) and receive a variable rate based upon a commercial paper index.

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

     Any swap agreements that are not designated with outstanding debt, or notional amounts (or durations) of interest rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations, are recorded as an asset or liability at fair market value, with changes in fair market value recorded in "Other income or expense" (the fair market value method). There were no such agreements at December 31, 1999.

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

                           INTEREST RATE SENSITIVITY
                        PRINCIPAL (NOTIONAL) AMOUNTS AND
                             AVERAGE INTEREST RATES

                                                                                                         FAIR MARKET
                                                                                                            VALUE
                                2000      2001      2002      2003      2004     THEREAFTER    TOTAL      12/31/99
                               -------   -------   -------   -------   -------   ----------   --------   -----------
                                                 (IN THOUSANDS OF DOLLARS, EXCEPT PERCENT AMOUNTS)
LIABILITIES
Commercial paper.............  $21,358        --        --        --        --          --    $ 21,358    $ 21,358
Average interest rate........    6.42%        --        --        --        --          --
Long-term debt, including
  current portion
  Fixed rate.................  $50,037   $30,034        --        --   $99,745    $124,859    $304,675    $297,229
  Average interest rate......    5.93%     5.99%        --        --     7.13%       7.00%
  Variable rate..............  $20,000        --        --        --        --          --    $ 20,000    $ 20,000
  Average interest rate......    6.75%        --        --        --        --          --

INTEREST RATE DERIVATIVE FINANCIAL INSTRUMENTS RELATED TO DEBT
Interest rate swaps
  Notional amount of swap
    (Pay fixed/receive
    variable)................  $50,000        --        --        --        --          --
  Average pay rate...........    5.93%        --        --        --        --          --
  Average receivable rate....    6.14%        --        --        --        --          --

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management's Responsibility for Financial Statements........   26
Report of Independent Auditors..............................   27
Consolidated Balance Sheets at December 31, 1999 and 1998...   28
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................   30
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   31
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............   32
Notes to Consolidated Financial Statements..................   34

SUPPLEMENTARY DATA

Summary of Quarterly Results of Operations (unaudited) is presented on page 56.

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

     The financial statements have been audited by Houghton Mifflin's independent auditors, Ernst & Young LLP, in accordance with generally accepted auditing standards. In connection with its audit, Ernst & Young LLP develops and maintains an understanding of Houghton Mifflin's accounting and financial controls, and conducts such tests and related procedures as it deems necessary to render its opinion on the financial statements. The adequacy of Houghton Mifflin's internal financial controls and the accounting principles employed in financial reporting are under the general surveillance of the Audit Committee of the Board of Directors, consisting of five independent directors. The independent auditors and internal auditors have free and direct access to the Audit Committee and meet with the committee periodically to discuss accounting, auditing, and financial reporting matters.

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

Nader F. Darehshori                                         Gail Deegan
Chairman, President,                                        Executive Vice President and
and Chief Executive Officer                                 Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Houghton Mifflin Company

     We have audited the accompanying consolidated balance sheets of Houghton Mifflin Company as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Houghton Mifflin's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghton Mifflin Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, in 1999 Houghton Mifflin Company changed its method of accounting for the amortization of book plate assets.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 25, 2000, except for the second
        paragraph of Note 14, as to
        which the date is February 29, 2000.

                            HOUGHTON MIFFLIN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                                 (IN THOUSANDS OF
                                                              DOLLARS, EXCEPT SHARE
                                                              AND PER-SHARE AMOUNTS)
                                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents..............................  $   12,041    $  3,953
     Marketable securities and time deposits available for
      sale, at fair value...................................         638      49,203
     Accounts receivable....................................     178,887     170,706
          Less: allowance for bad debts and book returns....      31,207      27,969
                                                              ----------    --------
                                                                 147,680     142,737
     Notes receivable.......................................       1,633          --
     Inventories............................................     164,228     151,669
     Deferred income taxes..................................      35,889      15,986
     Prepaid expenses.......................................       3,000       2,279
                                                              ----------    --------
          Total current assets..............................     365,109     365,827
Property, plant, and equipment, net.........................      73,342      49,412
Book plates, less accumulated amortization of $115,222 in
  1999 and $127,156
  in 1998...................................................      98,894      80,853

OTHER ASSETS
     Royalty advances to authors, less allowance of $29,631
      in 1999 and $23,589 in 1998...........................      26,711      24,482
     Goodwill and other intangible assets, net..............     452,338     445,223
     Other investments and long-term receivables............      22,349      17,871
                                                              ----------    --------
          Total other assets................................     501,398     487,576
                                                              ----------    --------
                                                              $1,038,743    $983,668
                                                              ==========    ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
                                                                 (IN THOUSANDS OF
                                                              DOLLARS, EXCEPT SHARE
                                                              AND PER-SHARE AMOUNTS)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable.......................................  $   55,601    $ 39,029
     Commercial paper.......................................      21,358      11,894
     Royalties..............................................      51,141      48,371
     Salaries, wages, and commissions.......................      29,814      27,177
     Other accrued expenses.................................      31,246      27,019
     Current portion of long-term debt......................      70,037      83,322
                                                              ----------    --------
          TOTAL CURRENT LIABILITIES.........................     259,197     236,812
Long-term debt..............................................     254,638     274,521
Accrued royalties payable...................................         967       1,148
Other liabilities...........................................      33,406      28,459
Accrued postretirement benefits.............................      29,213      28,839
Deferred income taxes.......................................      28,301      15,601
Commitments and contingencies (Notes 4 and 8)

STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value; 500,000 shares
      authorized, none issued...............................          --          --
     Common stock, $1 par value; 70,000,000 shares
      authorized; 31,098,023 shares issued in 1999 and
      30,549,706 shares issued in 1998......................      31,098      30,550
     Capital in excess of par value.........................     108,627      95,740
     Retained earnings......................................     392,225     330,672
                                                              ----------    --------
                                                                 531,950     456,962
     Notes receivable from stock purchase agreements........      (4,645)     (4,621)
     Unearned compensation related to restricted stock......      (3,029)     (2,318)
     Common shares held in treasury, at cost, 1,045,493
      shares in 1999 and 374,052 shares in 1998.............     (36,411)     (8,681)
     Benefits Trust assets, at market.......................     (54,844)    (61,432)
     Accumulated other comprehensive income.................          --      18,378
                                                              ----------    --------
          TOTAL STOCKHOLDERS' EQUITY........................     433,021     398,288
                                                              ----------    --------
                                                              $1,038,743    $983,668
                                                              ==========    ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                             (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                    PER-SHARE AMOUNTS)
NET SALES..................................................  $920,118    $861,657    $797,320
COSTS AND EXPENSES
     Cost of sales.........................................   411,114     390,922     362,501
     Selling and administrative............................   397,044     368,715     328,261
                                                             --------    --------    --------
                                                              808,158     759,637     690,762
                                                             --------    --------    --------
OPERATING INCOME...........................................   111,960     102,020     106,558
OTHER INCOME (EXPENSE)
     Net interest expense..................................   (29,770)    (33,981)    (38,926)
     Gains (losses) on INSO Corporation common stock and
       equity in earnings (losses) of INSO Corporation.....    (5,100)     18,797      15,901
     Loss on sale of investment............................        --      (3,017)         --
     Acquired in-process research and development..........        --      (3,500)         --
     Other expense.........................................        --      (1,050)         --
                                                             --------    --------    --------
                                                              (34,870)    (22,751)    (23,025)
                                                             --------    --------    --------
Income before taxes and extraordinary item.................    77,090      79,269      83,533
Income tax provision.......................................    31,106      33,630      33,711
                                                             --------    --------    --------
Income before extraordinary item...........................    45,984      45,639      49,822
Extraordinary gain on extinguishment of debt, net of tax of
  $21,956 in 1999 and $13,042 in 1998......................    30,320      18,010          --
                                                             --------    --------    --------
Net income.................................................  $ 76,304    $ 63,649    $ 49,822
                                                             ========    ========    ========
EARNINGS PER SHARE:
Basic
     Income before extraordinary item......................  $   1.60    $   1.59    $   1.76
     Extraordinary gain on extinguishment of debt..........      1.05        0.63          --
                                                             --------    --------    --------
     Net income............................................  $   2.65    $   2.22    $   1.76
                                                             ========    ========    ========
Diluted
     Income before extraordinary item......................  $   1.57    $   1.57    $   1.73
     Extraordinary gain on extinguishment of debt..........      1.03        0.62          --
                                                             --------    --------    --------
     Net income............................................  $   2.60    $   2.19    $   1.73
                                                             ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1999         1998        1997
                                                           ---------    --------    ---------
                                                               (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income..........................................  $  76,304    $ 63,649    $  49,822
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Extraordinary gain on extinguishment of debt,
            net of tax...................................    (30,320)    (18,010)          --
          Depreciation and amortization expense..........     94,115      95,681       89,739
          Amortization of unearned compensation on
            restricted stock.............................      1,200       5,177        2,095
          Losses (gains) on INSO Corporation common stock
            and equity in earnings of INSO Corporation...      5,100     (18,797)     (15,901)
          Loss on sale of long-term investment...........         --       3,017           --
          Acquired in-process research and development...         --       3,500           --
          Gain on sale of property.......................         --          --       (3,011)
     Changes in operating assets and liabilities:
          Accounts receivable............................     (1,534)     16,805        6,267
          Inventories....................................    (11,266)     (1,626)      (5,079)
          Accounts payable...............................     15,640      (9,006)     (10,262)
          Royalties, net.................................     (1,619)      6,356        4,072
          Deferred and income taxes payable..............    (12,283)    (10,877)      17,209
          Other, net.....................................      8,449      10,928        6,898
                                                           ---------    --------    ---------
               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES..............................    143,786     146,797      141,849
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Book plate expenditures.............................    (66,979)    (53,255)     (54,163)
     Acquisition of publishing and technology assets, net
       of cash acquired..................................    (45,266)    (24,845)      (9,049)
     Property, plant, and equipment expenditures.........    (31,335)    (20,729)     (13,740)
     Issuance of notes receivable........................     (1,133)         --           --
     Proceeds from sale of property......................         --          --        5,204
     Proceeds from the sale of INSO Corporation stock....        682         210           --
     Proceeds from the sale of long-term investment......         --         835           --
     Purchase of marketable securities...................         --         (24)          (2)
                                                           ---------    --------    ---------
               NET CASH USED IN INVESTING ACTIVITIES.....   (144,031)    (97,808)     (71,750)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Dividends paid on common stock......................    (14,748)    (14,388)     (13,959)
     Issuance (repayment) of commercial paper............      9,464     (49,452)      61,346
     Proceeds from the issuance of long-term financing...     80,000      50,000           --
     Payment of long-term financing......................    (50,181)    (40,000)    (130,000)
     Exercise of stock options...........................      1,583       2,875        4,782
     Purchase of common stock............................    (17,873)         --           --
     Other...............................................         88         308        1,819
                                                           ---------    --------    ---------
               NET CASH PROVIDED BY (USED IN) FINANCING
                 ACTIVITIES..............................      8,333     (50,657)     (76,012)
Increase (decrease) in cash and cash equivalents.........      8,088      (1,668)      (5,913)
Cash and cash equivalents at beginning of year...........      3,953       5,621       11,534
                                                           ---------    --------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.................  $  12,041    $  3,953    $   5,621
                                                           =========    ========    =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid...................................  $  43,416    $ 40,693    $  12,890
     Interest paid.......................................  $  29,242    $ 33,875    $  39,366

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               COMMON         CAPITAL
                                                               STOCK         IN EXCESS      RETAINED
                                                            $1 PAR VALUE    OF PAR VALUE    EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997        ------------    ------------    --------
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
BALANCE AT JANUARY 1, 1997                                    $29,562         $ 43,476      $245,769
Comprehensive income:
Net income................................................         --               --        49,822
Other comprehensive income, net of tax:
     Unrealized loss on available for sale securities.....         --               --            --
     Total comprehensive income...........................         --               --            --
Common stock dividends, $0.49 per share...................         --               --       (13,959)
Stock options exercised...................................        332            7,136           (66)
Issuance of restricted stock..............................        298            8,201          (142)
Restricted stock forfeited................................         --              228            --
Executive stock repurchases...............................         --               --            --
Other equity transactions, net............................         27              968           (13)
Issuance of stock for contribution to the retirement
  savings plan............................................         --              731            --
Benefits Trust asset remeasurement........................         --           13,081            --
Amortization of unearned compensation on restricted
  stock...................................................         --               --            --
Tax benefit related to stock plan activities..............         --            1,486            --
                                                              -------         --------      --------
BALANCE AT DECEMBER 31, 1997..............................     30,219           75,307       281,411
                                                              =======         ========      ========
Comprehensive income:
Net income................................................         --               --        63,649
Other comprehensive income, net of tax:
     Unrealized gain on available for sale securities.....         --               --            --
     Reclassification adjustment on realized loss on sale
       of security........................................         --               --            --
     Total comprehensive income...........................         --               --            --
Common stock dividends, $0.50 per share...................         --               --       (14,388)
Stock options exercised...................................        259            5,642            --
Issuance of executive performance shares..................         31              852            --
Issuance of restricted stock..............................         11              306            --
Executive stock repurchases...............................         --               --            --
Other equity transactions, net............................         30              838            --
Benefits Trust asset remeasurement........................         --           11,538            --
Amortization of unearned compensation on restricted
  stock...................................................         --               --            --
Tax benefit related to stock plan activities..............         --            1,257            --
                                                              -------         --------      --------
BALANCE AT DECEMBER 31, 1998..............................     30,550           95,740       330,672
                                                              =======         ========      ========
Comprehensive income:
Net income................................................         --               --        76,304
Other comprehensive income, net of tax:
     Reclassification adjustment on realized loss on sale
       of security........................................         --               --            --
     Total comprehensive income...........................         --               --            --
Common stock dividends, $0.51 per share...................         --               --       (14,748)
Stock options exercised...................................        463           10,318            --
Issuance of restricted stock..............................         48            2,231            --
Restricted stock forfeited................................         --               --            --
Executive stock repurchases...............................         --               --            --
Purchases of treasury stock...............................         --               --            --
Other equity transactions, net............................         37            1,601            (3)
Benefits Trust asset remeasurement........................         --           (6,581)           --
Amortization of unearned compensation on restricted
  stock...................................................         --               --            --
Tax benefit related to stock plan activities..............         --            5,318            --
                                                              -------         --------      --------
BALANCE AT DECEMBER 31, 1999..............................    $31,098         $108,627      $392,225
                                                              =======         ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                              UNEARNED                                                ACCUMULATED
     NOTES RECEIVABLE       COMPENSATION          TREASURY STOCK                         OTHER
        FROM STOCK           RELATED TO       -----------------------    BENEFITS    COMPREHENSIVE
    PURCHASE AGREEMENTS   RESTRICTED STOCK      SHARES        AMOUNT      TRUST      INCOME (LOSS)     TOTAL
    -------------------   ----------------    -----------    --------    --------    -------------    --------
          $(5,916)            $(1,563)           (230,780)   $ (2,448)   $(36,816)      $(1,771)      $270,293
               --                  --                  --          --          --            --
               --                  --                  --          --          --          (127)
               --                  --                  --          --          --            --         49,695
               --                  --                  --          --          --            --        (13,959)
               --                  --             (74,604)     (2,620)         --            --          4,782
               --              (8,357)                 --          --          --            --             --
               --                 647             (24,000)       (875)         --            --             --
            1,547                  --              (8,446)       (282)         --            --          1,265
             (259)                 --                  --          --         (26)           --            697
               --                  --              55,501         672          --            --          1,403
               --                  --                  --          --     (13,081)           --             --
               --               2,095                  --          --          --            --          2,095
               --                  --                  --          --          --            --          1,486
          -------             -------         -----------    --------    --------       -------       --------
           (4,628)             (7,178)           (282,329)     (5,553)    (49,923)       (1,898)       317,757
          =======             =======         ===========    ========    ========       =======       ========
               --                  --                  --          --          --            --
               --                  --                  --          --          --        18,560
               --                  --                  --          --          --         1,716
               --                  --                  --          --          --                       83,925
               --                  --                  --          --          --            --        (14,388)
               --                  --             (88,182)     (3,026)         --            --          2,875
               --                  --                  --          --          --            --            883
               --                (317)                 --          --          --            --             --
              220                  --                  --          --          --            --            220
             (213)                 --              (3,541)       (102)         29            --            582
               --                  --                  --          --     (11,538)           --             --
               --               5,177                  --          --          --            --          5,177
               --                  --                  --          --          --            --          1,257
          -------             -------         -----------    --------    --------       -------       --------
           (4,621)             (2,318)           (374,052)     (8,681)    (61,432)       18,378        398,288
          =======             =======         ===========    ========    ========       =======       ========
               --                  --                  --          --          --            --
               --                  --                  --          --          --       (18,378)
               --                  --                  --          --          --            --         57,926
               --                  --                  --          --          --            --        (14,748)
               --                  --            (201,500)     (9,198)         --            --          1,583
               --              (2,279)                 --          --          --            --             --
               --                 368             (11,069)       (368)         --            --             --
              148                  --                  --          --          --            --            148
               --                  --            (452,281)    (17,873)         --            --        (17,873)
             (172)                 --              (6,591)       (291)          7            --          1,179
               --                  --                  --          --       6,581            --             --
               --               1,200                  --          --          --            --          1,200
               --                  --                  --          --          --            --          5,318
          -------             -------         -----------    --------    --------       -------       --------
          $(4,645)            $(3,029)         (1,045,493)   $(36,411)   $(54,844)      $     0       $433,021
          =======             =======         ===========    ========    ========       =======       ========

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

     Certain amounts in the prior years' financial statements have been reclassified to conform to the current-year presentation.

CASH AND CASH EQUIVALENTS:

     Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount approximates fair market value due to the short-term maturity of these instruments.

MARKETABLE SECURITIES AND TIME DEPOSITS AVAILABLE FOR SALE:

     Houghton Mifflin accounts for its investment in equity securities in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS 115.

     Marketable securities included in current assets consist of instruments with original maturities of three months or greater. At December 31, 1999, the securities consisted of time deposits and are stated at fair value, which approximates cost due to the short maturity of the instruments. The fair values are estimated based on quoted market prices.

     The December 31, 1998 balance consisted primarily of equity securities. These securities were classified as current assets due to Houghton Mifflin's option and expectation to use them to redeem the remaining SAILS, due on August 1, 1999 (see Note 4). These securities were classified as available for sale and carried at fair market value based on the quoted market price. The fair market value of these securities, $48.6 million, was included as a component of marketable securities as of December 31, 1998.

BOOK RETURNS:

     A provision for estimated future book returns is made at time of sale, and consists of the sales value less related inventory value and royalty costs.

                            HOUGHTON MIFFLIN COMPANY

INVENTORIES:

     Inventory balances at December 31, 1999 and 1998 were as follows:

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Finished goods.........................................  $152,818    $141,457
Work in process........................................     5,584       4,294
Raw materials..........................................     5,826       5,918
                                                         --------    --------
                                                         $164,228    $151,669
                                                         ========    ========

     Inventories are stated at the lower of cost or market (replacement cost for raw materials and net realizable value for other inventories). The last-in, first-out (LIFO) method is used to determine the cost of inventory. If the cost of all inventories had been determined by the first-in, first-out method (FIFO), which approximates replacement cost, net of any reserves needed on a FIFO basis, inventory values would have been higher by $19.8 million at both December 31, 1999 and December 31, 1998.

PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant, and equipment are carried on the basis of cost. Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

                                                       ESTIMATED USEFUL LIFE
                                                -----------------------------------
Building and building equipment...............  10 to 35 years
Machinery, equipment and capitalized
  software....................................  3 to 15 years
Leasehold improvements........................  Lesser of useful life or lease term

     Balances of major classes of assets and allowances for depreciation and amortization at December 31, 1999 and 1998, were as follows:

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Land and land improvements.............................  $  2,164    $  1,179
Building and building equipment........................    20,822      17,410
Machinery, equipment and capitalized software..........   113,626      85,226
Leasehold improvements.................................    13,517      11,718
                                                         --------    --------
          Total........................................   150,129     115,533
Less: allowances for depreciation and amortization.....   (76,787)    (66,121)
                                                         --------    --------
Property, plant, and equipment, net....................  $ 73,342    $ 49,412
                                                         ========    ========

     Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized. Depreciation expense was approximately $12.5 million in 1999; $10.4 million in 1998; and $8.2 million in 1997.

BOOK PLATES:

     Beginning in 1999, Houghton Mifflin implemented a change in the method of accounting for the amortization of book plate assets. The change is from a class of assets method previously used to a specific identification method by which amortization commences in the year of publication. This

                            HOUGHTON MIFFLIN COMPANY
change was made prospectively for book plate additions beginning in 1999. We believe the change reflects a better matching of amortization expense with the related revenue and is consistent with the method used by other major publishers. This change resulted in a decrease in amortization expense of approximately $5.1 million ($3.1 million after tax), or $0.10 per diluted share, for the twelve months ended December 31, 1999.

     Houghton Mifflin's investment in book plates is capitalized and amortized over three to five years using the sum-of-the-years digits method. This policy is used by all divisions, except for Riverside, which uses the straight-line method, and the Trade Division, which expenses its book plates for all products except reference and dictionary materials. Amortization expense was approximately $49.8 million in 1999; $56.8 million in 1998; and $53.6 million in 1997.

INCOME TAXES:

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded to reflect the tax benefit and consequences of future years differences between the tax bases of assets and liabilities and their financial reporting amounts.

GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill and other intangible assets at December 31, 1999 and 1998, consisted of the following:

                                                           1999        1998
                                                         --------    --------
                                                            (IN THOUSANDS)
Goodwill...............................................  $545,251    $523,219
Publishing rights and titles...........................    24,874      17,724
Other..................................................    15,860       6,060
                                                         --------    --------
       Total...........................................   585,985     547,003
Less: accumulated amortization.........................  (133,647)   (101,780)
                                                         --------    --------
Goodwill and other intangibles, net....................  $452,338    $445,223
                                                         ========    ========

     Intangible assets are amortized using the straight-line method over the estimated useful lives as follows: Goodwill (8-20 years); Publishing rights and titles (5-15 years); Other intangibles (various). Amortization expense on intangible assets, principally goodwill, was approximately $31.9 million in 1999; $28.5 million in 1998; and $27.9 million in 1997.

IMPAIRMENT EVALUATION:

     Houghton Mifflin examines the carrying value of its long-lived assets, certain identifiable intangibles, and goodwill to determine whether there are any impairment losses. An impairment assessment is performed if certain indicators are present, such as a significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. The undiscounted cash flow method is used to determine if impairment has occurred. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to recover the asset's carrying amount, an impairment loss is charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take

                            HOUGHTON MIFFLIN COMPANY
into account the time value of money and investment risk factors. As of December 31, 1999, no event had been identified that would indicate an impairment of the value of long-lived assets, identifiable intangibles, and goodwill recorded in the accompanying consolidated financial statements.

BENEFITS TRUST:

     The Trust assets consist primarily of 1.3 million shares of Houghton Mifflin's common stock purchased from Houghton Mifflin's treasury shares at quoted market prices in 1992. The Trust is available to fund certain compensation and benefit plan obligations. The common stock is carried at market value with changes in share price from prior reporting periods reflected as an adjustment to capital in excess of par value.

STOCK-BASED COMPENSATION:

     Houghton Mifflin grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Houghton Mifflin accounts for stock option grants in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants. Houghton Mifflin also grants restricted stock and performance restricted stock awards to key employees, including officers. For such restricted stock awards, Houghton Mifflin measures compensation equal to the fair market value of the shares at the date of grant. Compensation expense for these awards is then recognized ratably over the period during which the restriction lapses. For performance restricted stock awards, adjustments are also made to recognize expense based upon achievement of the applicable financial goals.

     Houghton Mifflin has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, or SFAS 123, "Accounting for Stock-Based Compensation" (see Note 6).

COMPREHENSIVE INCOME:

     Houghton Mifflin reports comprehensive income as required by Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," or SFAS 130. SFAS 130 requires that unrealized gains or losses on Houghton Mifflin's marketable equity securities be included in other comprehensive income, as well as certain other components of stockholders' equity.

     Total comprehensive income amounted to $57.9 million for the twelve months ended December 31, 1999, $83.9 million for the twelve months ended 1998, and $49.7 million for the twelve months ended 1997.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION:

     Houghton Mifflin reports segment information in accordance with Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," or SFAS 131. SFAS 131 requires public companies to report financial and descriptive information about their operating segments in interim financial reports to shareholders as well. See Note 12 for the detailed presentation of business segments report.

                            HOUGHTON MIFFLIN COMPANY

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

REVENUE RECOGNITION:

     Houghton Mifflin recognizes revenues upon shipment of products, net of a provision for estimated returns based on sales.

PENDING ACCOUNTING PRONOUNCEMENTS:

     In 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Investments and Hedging Activities," which was amended by Financial Accounting Standards Board Statement No. 137, which deferred the adoption of FAS 133 until fiscal years beginning after June 15, 2000. Houghton Mifflin is currently evaluating the effects of implementing this statement.

NOTE 2.  ACQUISITIONS

     On May 5, 1999, Houghton Mifflin acquired all of the outstanding stock of Sunburst Communications, Inc., or Sunburst, a leading developer of software and video instructional materials. This acquisition was accounted for as a purchase, and the net assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $34.1 million, of which $32.0 million was paid to the former shareholders of Sunburst and $2.1 million was expended to repay debt and pay other acquisition-related fees. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Goodwill and other intangible assets of $30.3 million were recorded as part of the acquisition and will be amortized on a straight-line basis over periods ranging from approximately 7 to 20 years.

     On January 8, 1999, Houghton Mifflin acquired the assets of the Little Planet Literacy Series, a leading technology-based pre-kindergarten to grade three literacy program, from Applied Learning Technologies, Inc. The acquisition was accounted for as a purchase, and the net assets and results of

                            HOUGHTON MIFFLIN COMPANY
operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $4.4 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the net assets acquired, or goodwill, will be amortized on a straight-line basis over a period of approximately 8 years.

     On December 23, 1998, Houghton Mifflin acquired the assets of DiscoveryWorks, a science program for the elementary school market from Silver Burdett Ginn Inc., a subsidiary of Pearson Plc. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $11.1 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of 12 years.

     On July 21, 1998, Houghton Mifflin acquired all of the outstanding stock of Computer Adaptive Technologies, Inc., or CAT, which specializes in developing and delivering computer-based testing solutions to organizations worldwide. The acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration paid in 1998 for the acquisition amounted to approximately $10.7 million, of which $8.0 million was paid to the former shareholders of CAT and $2.7 million was expended to repay debt, cash out certain warrants, and pay other acquisition related fees. The acquisition agreement allowed for up to an additional $6 million of consideration, contingent upon the achievement of certain operational and financial targets. In January 1999, an additional $2 million was paid to the former shareholders of CAT based on the achievement of operational targets set forth in the acquisition agreement, which resulted in additional goodwill. The remaining additional contingent consideration of up to $4 million was contingent upon the achievement of certain financial targets which were not achieved, and accordingly, no additional consideration is owed. A charge for acquired in-process research and development of $3.5 million was also recorded as part of the acquisition. As of the acquisition date, CAT had only one product that qualified as in-process research and development, CAT Software System Version 7. This project represented an integrated application suite of products whose functionality included test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security. The amount of the charge represented the calculated value based on residual cash flows related to this in-process research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed, including the acquired in-process research and development. Including the contingent payment made in 1999, goodwill and other intangible assets of $9.4 million have been recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately 3 to 10 years.

     On September 10, 1997, Houghton Mifflin, through its subsidiary The Riverside Publishing Company, acquired the assets of Wintergreen/Orchard House, Inc., a publisher of guidance products for the elementary and secondary school markets. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $3.6 million. The cost of the acquisition was allocated on the basis of the estimated

                            HOUGHTON MIFFLIN COMPANY
fair market value of the assets acquired and the liabilities assumed. The excess of the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of 15 years.

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

NOTE 3.  TAXES ON INCOME

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets are shown in the following table:

                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Tax asset-related:
     Pension and postretirement benefits.................  $23,658    $20,620
     Publishing expense..................................   27,025     29,316
     Allowance for book returns..........................    5,046      4,004
     Deferred compensation...............................    3,962      5,155
     Other, net..........................................    5,838      6,104
                                                           -------    -------
                                                            65,529     65,199
                                                           -------    -------
Tax liability-related:
     Depreciation and amortization expense...............  (35,334)   (27,050)
     Intangible assets...................................  (16,171)   (12,474)
     INSO Corporation basis and related differences......       --     (6,061)
     INSO Corporation shares unrealized gain.............       --    (13,309)
     Deferred income.....................................     (666)      (420)
     Other, net..........................................   (5,770)    (5,500)
                                                           -------    -------
                                                           (57,941)   (64,814)
                                                           -------    -------
Net deferred tax asset...................................  $ 7,588    $   385
                                                           =======    =======

     The net deferred tax asset balance is stated at prevailing statutory income tax rates. Houghton Mifflin currently does not anticipate any change in valuation methodology applied to the determination of net deferred tax assets.

     In 1999, the net deferred tax asset balance included a $5.9 million deferred tax liability due to differences between the book and tax basis of the intangible assets acquired from Sunburst Communications, Inc. In 1998, the net deferred tax asset balance included a $13.3 million deferred tax liability on the unrealized gain related to Houghton Mifflin's investment in INSO Corporation, or INSO, which is accounted for in accordance with SFAS 115.

                            HOUGHTON MIFFLIN COMPANY

     Significant components of the provision for income taxes attributable to income before taxes consist of the following:

                                                   1999      1998      1997
                                                  -------   -------   -------
                                                        (IN THOUSANDS)
Current:
     Federal....................................  $26,865   $29,034   $14,539
     State and other............................    4,041     2,434     1,963
                                                  -------   -------   -------
          Total current.........................   30,906    31,468    16,502
Deferred:
     Federal....................................      171     1,520    14,315
     State and other............................       29       642     2,894
                                                  -------   -------   -------
          Total deferred........................      200     2,162    17,209
                                                  -------   -------   -------
                                                  $31,106   $33,630   $33,711
                                                  =======   =======   =======

     The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to reported income tax expense (benefit) attributable to income before taxes is as follows:

                                                         1999    1998    1997
                                                         ----    ----    ----
Federal statutory rate.................................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit.............   3.0     3.1     3.8
Non-deductible goodwill amortization...................   2.5     2.7     2.5
Acquired in-process research and development...........   0.0     1.5     0.0
Other..................................................  (0.1)    0.1    (0.9)
                                                         ----    ----    ----
Effective tax rate.....................................  40.4%   42.4%   40.4%
                                                         ====    ====    ====

     In 1998 and 1997, Houghton Mifflin recorded a provision for deferred taxes on the undistributed earnings of INSO. Accumulated undistributed earnings of INSO on which taxes have not been provided were approximately $1.0 million at December 31, 1998 and $2.0 million at December 31, 1997. Houghton Mifflin recorded a provision for deferred income taxes on the gains recognized as result of the additional equity issuances of INSO.

                            HOUGHTON MIFFLIN COMPANY

NOTE 4.  DEBT AND BORROWING AGREEMENTS

     At December 31, 1999, Houghton Mifflin had a $300 million unsecured revolving credit facility for which it pays annual commitment fees. Borrowings under the revolving credit facility are outstanding under a five-year revolving commitment which expires on October 31, 2000. The revolving credit facility requires Houghton Mifflin to comply with certain covenants, the most restrictive of which include maintenance of a specific level of net worth, fixed-charge coverage ratio, and debt-to-equity ratio. At December 31, 1999, the outstanding balance on the revolving credit facility was $20 million, at a weighted average interest rate of 6.75%. At December 31, 1998, the outstanding balance on the revolving credit facility was $50 million, at a weighted average interest rate of 5.5875%. Management routinely evaluates interest rates available to Houghton Mifflin under the revolving credit facility as compared to those available through the issuance of commercial paper. The amount outstanding under the revolving credit facility at December 31, 1998 was excluded from current liabilities because Houghton Mifflin intended that at least that amount would remain outstanding under the revolving credit facility, or would be issued as additional commercial paper, for an uninterrupted period extending beyond one year from the balance sheet date.

                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS)
7.00% Notes due March 1, 2006, interest payable
  semi-annually.............................................  $124,859    $124,836
7.125% Notes due April 1, 2004, interest payable
  semi-annually.............................................    99,745      99,685
6% Exchangeable Notes, due August 1, 1999, Stock
  Appreciation Income-Linked Securities (SAILS).............        --      63,322
Borrowings from financial institutions, unsecured, under
  committed five-year credit facility, expiring October 31,
  2000......................................................    20,000      50,000
6.29% Notes due December 1, 1999, interest payable
  semi-annually.............................................        --      20,000
Floating Rate Notes due December 1, 2000, interest payable
  quarterly.................................................    50,000          --
5.99% Notes due December 3, 2001, interest payable
  semi-annually.............................................    30,000          --
18.4% Capital lease obligation, interest and principal paid
  monthly through August 2001...............................        71          --
                                                              --------    --------
                                                               324,675     357,843
Less: portion included in current liabilities...............    70,037      83,322
                                                              --------    --------
Total long-term debt........................................  $254,638    $274,521
                                                              ========    ========

     Long-term debt due in each of the next five years is as follows:

YEARS                                                         IN THOUSANDS
-----                                                         ------------
2000........................................................    $70,037
2001........................................................     30,034
2002........................................................         --
2003........................................................         --
2004........................................................     99,745

     Houghton Mifflin had approximately $21.4 million of commercial paper outstanding at December 31, 1999 at an interest rate of 6.42%. At the end of 1998, the amount of Houghton Mifflin's outstanding commercial paper was approximately $11.9 million, with a weighted average interest rate of 5.95%.

     Houghton Mifflin has issued $125 million of non-callable unsecured 7.00% notes that mature on March 1, 2006. Houghton Mifflin also issued $20 million with a stated interest rate of 6.29%, which

                            HOUGHTON MIFFLIN COMPANY
matured on December 1, 1999. In April 1999, Houghton Mifflin issued $50 million of floating rate notes and $30 million of 5.99% medium-term notes through a public offering. The $50 million floating rate notes mature on December 1, 2000. The floating rate notes bear interest at a rate which is reset quarterly at the three-month LIBOR plus 0.40%. At December 31, 1999, the interest rate on these notes was 6.52%. The $30 million medium-term notes mature on December 3, 2001 and were priced at $100 to yield an effective rate of 5.99%. The proceeds from these issuances were used to repay existing commercial paper debt. At December 31, 1999, Houghton Mifflin had two interest-rate swaps in place, each with a notional amount of $25 million and terminating on December 1, 2000. Houghton Mifflin pays the fixed rate on both swaps (5.90% and 5.95%) and receives a variable rate based upon a commercial paper index.

     Houghton Mifflin has issued $100 million of 7.125% 10-year notes in a public debt offering. The notes, which mature on April 1, 2004, were priced at 99.4% of principal amount to yield an effective interest rate of 7.21%.

     In May 1999, Houghton Mifflin filed a shelf registration statement with the Securities and Exchange Commission covering up to $200 million of debt securities and common stock, which may be issued in one or more offerings from time to time. As of December 31, 1999, there had not been any issuances of debt securities or common stock under this registration statement.

     In prior years, Houghton Mifflin issued in a public offering 6% Exchangeable Notes due in 1999, Stock Appreciation Income Linked Securities, or SAILS, at a public offering price of $34 per SAILS at issue. Net proceeds of approximately $126.6 million were used for general corporate purposes, including the repayment of seasonal borrowings and the partial funding of the acquisition of Heath. In August 1998, Houghton Mifflin redeemed 50%, or $65.3 million in aggregate principal amount, of its outstanding SAILS. Redemption of the SAILS was made at the option of Houghton Mifflin pursuant to Section 1301 (b) of the Indenture dated as of March 15, 1994, between Houghton Mifflin and State Street Bank and Trust Company (as successor to the First National Bank of Boston) as Trustee, as supplemented by a First Supplemental Indenture dated as of July 27, 1995.

     The SAILS were redeemed at an exchange rate equal to two shares of the common stock of INSO, par value $0.01 per share, for each SAILS, or approximately 1.9 million shares, and cash of $2.0 million for the payment of all accrued and unpaid interest at the date of the redemption. The surrender of the INSO shares to redeem the SAILS generated a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per diluted share. Houghton Mifflin also recognized an $18.0 million extraordinary after-tax gain, or $0.62 per diluted share, on the extinguishment of the debt resulting from the redemption.

     The remaining 50%, or $65.3 million in aggregate principal amount, of the outstanding SAILS matured on August 2, 1999. In accordance with the terms of SAILS, Houghton Mifflin elected to deliver two shares of the common stock of INSO for each SAILS, or approximately 1.9 million shares, and cash of $2.0 million for the payment of all accrued and unpaid interest on the outstanding SAILS. The transaction represented a disposition of the shares and generated a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per diluted share. Houghton Mifflin also recognized an extraordinary gain of $52.3 million ($30.3 million after tax), or $1.03 per diluted share, on the extinguishment of debt resulting from the maturity.

     Houghton Mifflin from time to time enters into transactions involving financial instruments for purposes of managing its exposure to interest rate risks and funding costs. Through the use of interest

                            HOUGHTON MIFFLIN COMPANY
rate products such as interest rate swap agreements and interest rate locks, Houghton Mifflin attempts to achieve a predetermined mix of fixed- and floating-rate debt.

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

     Any swap agreements that are not designated with outstanding debt, or notional amounts (or durations) of interest rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations, are recorded as an asset or liability at fair market value, with changes in fair market value recorded in other income or expense (the fair market value method). There were no such agreements at December 31, 1999 or December 31, 1998.

NOTE 5.  RETIREMENT AND POSTRETIREMENT BENEFITS PLANS

     Houghton Mifflin has a noncontributory, qualified defined-benefit pension plan, the Retirement Plan, that covers substantially all employees. The Retirement Plan is a cash balance plan which accrues benefits based on pay, length of service, and interest rates. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The plan's assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. Houghton Mifflin also has a nonqualified defined-benefit plan, or nonqualified plan, that covers employees who earn over the qualified pay limit. The nonqualified plan accrues benefits for the executive officers based on service and pay, and benefits for all other employees accrue based on the cash balance plan calculation. The nonqualified plan is not funded.

     Houghton Mifflin provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

     Under the terms of the Benefits Trust agreement formed in 1992, proceeds from the periodic sale of assets by the trustee, cash dividends received, and other trust earnings may be used to pay designated compensation and benefit plan obligations, including retiree healthcare benefit costs. The assets in the Benefits Trust consist principally of Houghton Mifflin's common stock. The fair market value of the Benefits Trust net assets was $54.8 million at December 31, 1999 and $61.4 million at December 31, 1998.

     For the Retirement Plan, Houghton Mifflin uses a September 30 measurement date and adjusts for any contributions made after the measurement date to disclose the accrued pension liability at December 31. For postretirement benefits, a December 31 measurement date is used to disclose

                            HOUGHTON MIFFLIN COMPANY
accrued postretirement benefit liability. The following tables, prepared in accordance with SFAS 132, set forth the pension and postretirement benefit liability recognized in the consolidated balance sheet at December 31:

                                                         PENSION BENEFITS     POSTRETIREMENT BENEFITS
                                                        -------------------   -----------------------
                                                          1999       1998        1999         1998
                                                        --------   --------   ----------   ----------
                                                                       (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1.......................  $127,521   $115,727    $ 29,741     $ 25,533
Service cost (benefits earned during the year)........     5,382      4,639         436          498
Interest cost on projected benefit obligation.........     8,300      8,182       1,918        1,757
Plan amendment........................................        --        554        (840)          --
Actuarial (gain) loss.................................    (5,433)     7,412        (452)       3,457
Benefits paid.........................................   (12,502)    (8,993)     (1,979)      (1,504)
                                                        --------   --------    --------     --------
Benefit obligation at December 31.....................  $123,268   $127,521    $ 28,824     $ 29,741
                                                        ========   ========    ========     ========
CHANGE IN PLAN ASSETS
Fair market value at beginning of year................  $114,736   $120,417    $     --     $     --
Actual return.........................................    14,056      3,247          --           --
Company contribution..................................       383         65       1,979        1,504
Benefits paid.........................................   (12,502)    (8,993)     (1,979)      (1,504)
                                                        --------   --------    --------     --------
Fair market value at end of year                        $116,673   $114,736    $     --     $     --
                                                        ========   ========    ========     ========
FUNDED STATUS.........................................  $ (6,595)  $(12,785)   $(28,824)    $(29,741)
Unrecognized items:
     Net (gain) loss..................................   (21,442)   (11,046)        463          915
     Prior service cost...............................     1,796      1,974        (852)         (13)
     Transition asset.................................      (509)      (692)         --           --
                                                        --------   --------    --------     --------
Net amount recognized.................................  $(26,750)  $(22,549)   $(29,213)    $(28,839)
                                                        ========   ========    ========     ========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefit liability.............................  $(28,045)  $(23,475)   $(29,213)    $(28,839)
Intangible asset......................................     1,295        926          --           --
                                                        --------   --------    --------     --------
Net amount recognized.................................  $(26,750)  $(22,549)   $(29,213)    $(28,839)
                                                        ========   ========    ========     ========

     Net periodic pension cost for 1999, 1998, and 1997 included the following components:

                                                         PENSION BENEFITS
                                                    ---------------------------
                                                     1999      1998      1997
                                                    -------   -------   -------
                                                          (IN THOUSANDS)
Service cost......................................  $ 5,382   $ 4,639   $ 4,335
Interest cost on projected benefit obligation.....    8,300     8,182     8,020
Expected return on plan assets....................   (9,168)   (8,967)   (8,308)
Amortization of unrecognized:
     Net (gain) loss..............................       79        89        45
     Prior service cost...........................      174       133       137
     Transition (asset)...........................     (183)     (183)     (182)
                                                    -------   -------   -------
Net pension expense...............................  $ 4,584   $ 3,893   $ 4,047
                                                    =======   =======   =======

                            HOUGHTON MIFFLIN COMPANY

     Net periodic postretirement benefit cost included the following components for the twelve months ended December 31:

                                                    POSTRETIREMENT BENEFITS
                                                   --------------------------
                                                    1999      1998      1997
                                                   ------    ------    ------
                                                         (IN THOUSANDS)
Service cost.....................................  $  436    $  498    $  526
Interest cost on accumulated postretirement
  benefit obligation.............................   1,918     1,757     1,844
Amortization of unrecognized:
     Net (gain) loss.............................      --        --       (35)
     Prior service cost..........................      (1)       (1)       (1)
                                                   ------    ------    ------
Net periodic postretirement benefit expense......  $2,353    $2,254    $2,334
                                                   ======    ======    ======

     Significant actuarial assumptions:

                                                                   POSTRETIREMENT
                                               PENSION BENEFITS       BENEFITS
                                               ----------------    --------------
                                                1999      1998     1999     1998
                                               ------    ------    -----    -----
Discount rate................................  7.50%     6.75%     7.75%    6.75%
Increase in future compensation..............  4.75      4.75       N/A      N/A
Expected long-term rate of return on
  assets.....................................  9.00      9.00       N/A      N/A
Ultimate medical inflation trend factor......   N/A       N/A      4.50     3.50

     Assumed healthcare trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                  ONE PERCENTAGE    ONE PERCENTAGE
                                                  POINT INCREASE    POINT DECREASE
                                                  --------------    --------------
                                                           (IN THOUSANDS)
Effect on total service and interest cost
  components....................................      $  159           $  (159)
Effect on postretirement benefit obligation.....       2,058            (1,955)

     In addition, Houghton Mifflin maintains a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code and covers substantially all of Houghton Mifflin's employees. Participants may elect to contribute up to 15% of their compensation subject to an annual limit ($10,000 in 1999) to eleven funds: seven equity funds, a balanced fund, a fixed income fund, a managed income fund, and a fund invested solely in Houghton Mifflin's common stock.

     Effective January 1, 1997, the Houghton Mifflin 401(k) Savings Plan provides a Company match in amounts up to 4 1/2% of employee compensation. The contribution expense, which is invested solely in shares of Houghton Mifflin's common stock, amounted to approximately $4.0 million in 1999; $3.6 million in 1998; and $3.2 million in 1997.

NOTE 6.  STOCK COMPENSATION PLANS

     At December 31, 1999, Houghton Mifflin had two stock-based compensation plans which are described below. Houghton Mifflin applies APB Opinion 25 and related Interpretations in accounting for its plans. Houghton Mifflin has adopted the disclosure-only provision of SFAS 123. Accordingly, no compensation cost has been recognized for its fixed stock compensation plans. Had compensation

                            HOUGHTON MIFFLIN COMPANY
cost for Houghton Mifflin's two stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of SFAS 123, Houghton Mifflin's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1999        1998        1997
                                                      --------    --------    --------
                                                       (IN MILLIONS, EXCEPT PER-SHARE
                                                                  AMOUNTS)
NET INCOME
     As reported....................................   $76.3       $63.6       $49.8
     Pro forma......................................    73.4        62.3        48.7
EARNINGS PER SHARE
     As reported -- basic...........................   $2.65       $2.22       $1.76
     Pro forma -- basic.............................    2.55        2.17        1.72
     As reported -- diluted.........................    2.60        2.19        1.73
     Pro forma -- diluted...........................    2.50        2.14        1.69

     The effects on pro forma net income and earnings per share of expensing the estimated fair market value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

FIXED STOCK COMPENSATION PLANS:

     Houghton Mifflin maintains two fixed stock compensation plans, the 1995 Stock Compensation Plan, and the 1998 Stock Compensation Plan, or 1998 Plan. Options outstanding include some granted under the 1995 Stock Compensation Plan, under which no further options may be granted. Houghton Mifflin had authorized
1.8 million common shares under the 1995 Stock Compensation Plan. A total of 1.8 million shares of common stock are authorized for issuance under the 1998 Plan, plus any shares authorized but unused under the prior plans. The plans may be used to grant incentive and non-qualified stock options, awards of restricted or bonus stock, or other performance awards to eligible employees. The plans may also be used to grant options to non-employee members of the Board of Directors and to issue shares to Directors as part of their compensation. Recipients of restricted stock awards may not sell or transfer the shares until the restriction period lapses, and shares may be forfeited due to termination of employment. During the restriction period, the recipient is entitled to vote and receive dividends. In 1999, grants of 43,594 shares of restricted stock were made; at December 31, 1999, a total of 82,444 restricted shares were not yet vested. In 1998, grants of 11,060 shares of restricted stock were made; at December 31, 1998, a total of 84,861 restricted shares were not yet vested. The plans provide that the exercise price for stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under both plans become exercisable at such times as the Compensation & Nominating Committee determines, but not later than ten years from the date of the grant.

                            HOUGHTON MIFFLIN COMPANY

     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997:

                                    1999            1998            1997
                                -------------   -------------   -------------
Dividend yield................      1.63%           1.69%           1.75%
Range of expected lives
  (years).....................    3.1 - 8.6       3.2 - 8.7       3.9 - 4.7
Expected volatility...........     27.28%          26.59%          22.17%
Range of risk-free interest
  rates.......................  5.38% - 6.63%   5.38% - 6.63%   5.70% - 5.72%

     A summary of the status of Houghton Mifflin's two fixed stock compensation plans as of December 31, 1999, 1998, and 1997 and changes during the years ending on those dates is presented below:

                                            1999                 1998                 1997
                                     ------------------   ------------------   ------------------
                                              WEIGHTED-            WEIGHTED-            WEIGHTED-
                                               AVERAGE              AVERAGE              AVERAGE
                                     SHARES   EXERCISE    SHARES   EXERCISE    SHARES   EXERCISE
                                     (000)      PRICE     (000)      PRICE     (000)      PRICE
                                     ------   ---------   ------   ---------   ------   ---------
FIXED OPTIONS
Outstanding at beginning of year...   2,612      $33       1,652      $25      1,718       $23
Granted............................     139       42       1,270       42        314        34
Exercised..........................    (463)      23        (267)      23       (335)       22
Forfeited..........................     (97)      35         (43)      28        (45)       22
                                     ------               ------               -----
Outstanding at end of year.........   2,191       36       2,612       33      1,652        25
                                     ======               ======               =====
Options exercisable at year-end....     772                1,008                 951
Weighted-average fair market value
  of options granted during the
  year.............................  $10.80               $13.27               $6.37
                                     ======               ======               =====

     The following table summarizes information about fixed stock options at December 31, 1999:

                     OPTIONS OUTSTANDING
             ------------------------------------     OPTIONS EXERCISABLE
                            WEIGHTED-               -----------------------
               NUMBER        AVERAGE    WEIGHTED-     NUMBER      WEIGHTED-
 RANGE OF    OUTSTANDING    REMAINING    AVERAGE    OUTSTANDING    AVERAGE
 EXERCISE    AT 12/31/99   CONTRACTUAL  EXERCISE    AT 12/31/99   EXERCISE
  PRICES        (000)         LIFE        PRICE        (000)        PRICE
----------   -----------   -----------  ---------   -----------   ---------
$20 to $23        400      0.9 years       $21          359          $21
24 to  29         236      1.8              25          166           25
30 to  36         285      2.9              35          175           35
37 to  43       1,248      8.3              43           71           42
44 to  47          22      9.0              46            1           45
                -----                                   ---
                2,191      5.5              36          772           27
                =====                                   ===

EXECUTIVE STOCK PURCHASE PLAN:

     In August 1994, pursuant to the 1994 Executive Stock Purchase Plan, whose purpose was to increase stock ownership of Houghton Mifflin's executive officers, Houghton Mifflin granted 248,544 options under the 1992 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $21.313. These options were exercisable only on the date granted and stock was

                            HOUGHTON MIFFLIN COMPANY
issued from treasury shares. A note was obtained from the officers and collateralized by the stock (see Note 11).

NOTE 7.  STOCKHOLDERS' RIGHTS PLAN

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

     In the event that (i) the Board of Directors (with the concurrence of a majority of the Outside Directors) declares that a person is an Adverse Person,
(ii) Houghton Mifflin is the surviving corporation in a merger or other business combination transaction with a person or group beneficially owning 20% or more of the outstanding common stock of Houghton Mifflin and Houghton Mifflin's common stock is not changed or exchanged as a result of such merger or business combination transaction, (iii) a person or group acquires beneficial ownership of 30% or more of the outstanding common stock of Houghton Mifflin (except pursuant to an offer the Outside Directors have determined is fair to, and in the best interest of, Houghton Mifflin and its stockholders, or a transaction described in the succeeding paragraph), (iv) Houghton Mifflin engages in certain "self-dealing" transactions (as set forth in the renewed rights plan) with a person or group beneficially owning 20% or more of the outstanding common stock of Houghton Mifflin, or (v) during such time a person or group beneficially owns 20% or more of the outstanding common stock of Houghton Mifflin, an event (except pursuant to a transaction described in the succeeding paragraph) occurs which results in such person's or group's beneficial ownership interest increasing by more than 1% (e.g., a reverse stock split), then each Right holder, other than the potential acquirer, may be entitled to receive upon exercise of each Right an amount of common stock of Houghton Mifflin having a market value equal to twice the exercise price of the Right.

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

                            HOUGHTON MIFFLIN COMPANY

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

     The future minimum rental commitments under all noncancelable leases for real estate and equipment are payable as follows:

YEARS                                                           IN THOUSANDS
-----                                                           ------------
2000........................................................      $ 21,089
2001........................................................        19,836
2002........................................................        18,465
2003........................................................        17,654
2004........................................................        11,311
Thereafter..................................................        32,423
                                                                  --------
Total minimum lease payments................................      $120,778
                                                                  ========

     Rent expense, net of sublease income, was approximately $21.8 million in 1999; $17.6 million in 1998; and $17.5 million in 1997.

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

     During 1998, Houghton Mifflin used 1.9 million shares of INSO common stock to redeem 50%, or $65.3 million in aggregate principal amount, of its SAILS. Houghton Mifflin's equity ownership in INSO after the surrender of INSO common stock was reduced to approximately 13%. Because Houghton Mifflin's ownership of INSO dropped below 20%, it no longer recorded its investment in INSO under the equity method. Instead, Houghton Mifflin accounted for the remaining shares held of INSO common stock in accordance with Statement of Financial Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities were classified as available for sale and were carried at fair market value based on the quoted market price.

                            HOUGHTON MIFFLIN COMPANY

     During 1999, Houghton Mifflin elected to deliver approximately 1.9 million shares of INSO common stock to repay the remaining SAILS. In December 1999, Houghton Mifflin sold its remaining shares of INSO common stock.

     When Houghton Mifflin recorded its pro-rata share of income and losses and the impact of INSO's equity activities, if any, on a quarterly basis, it did so one quarter in arrears.

NOTE 10.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair market values of Houghton Mifflin's financial instruments as of December 31, 1999 and 1998 were as follows:

                                       1999                      1998
                              ----------------------    ----------------------
                              CARRYING       FAIR       CARRYING       FAIR
                               AMOUNT        VALUE       AMOUNT        VALUE
                              ---------    ---------    ---------    ---------
                                               (IN THOUSANDS)
FINANCIAL ASSETS:
     Cash, cash equivalents,
       and marketable
       securities...........    $12,679      $12,679       $4,591       $4,591
     Investments:
     INSO Corporation.......         --           --       48,565       48,565
     Other..................      4,634        4,634        2,500        2,500
FINANCIAL LIABILITIES:
     SAILS..................         --           --      (63,322)     (44,160)
     7.00% notes............   (124,859)    (119,925)    (124,836)    (128,525)
     7.125% notes...........    (99,745)     (97,958)     (99,685)    (104,400)
     Credit facility........    (20,000)     (20,000)     (50,000)     (50,000)
     6.29% notes............         --           --      (20,000)     (20,094)
     Commercial paper.......    (21,358)     (21,358)     (11,894)     (11,894)
     Floating Rate notes....    (50,000)     (49,988)          --           --
     5.99% notes............    (30,000)     (29,358)          --           --
     18.40% Capital lease...        (71)         (71)          --           --

     The fair market values of financial instruments were estimates based on market conditions and perceived risks at December 31, 1999 and 1998, and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the financial instruments presented may not be indicative of their future values. The following methods and assumptions were used to estimate the fair market value of each class of financial instrument:

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND COMMERCIAL PAPER:

     The carrying amount approximated fair market value due to the short-term maturity of the instruments.

INVESTMENTS:

     The fair market value of Houghton Mifflin's investments was estimated based on the quoted market prices, if available, for these securities at December 31, 1999 and 1998, and may thus change as market prices change.

                            HOUGHTON MIFFLIN COMPANY

LONG-TERM DEBT:

     The fair market value of the SAILS and notes is estimated based on quoted market prices. The carrying amount of the credit facility approximates fair market value because of the renewing feature of the facility.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS GAINS (LOSSES):

     Houghton Mifflin does not have any speculative or leveraged derivative transactions. At December 31, 1999 and December 31, 1998, Houghton Mifflin had two interest rate swaps on commercial paper which were entered into in 1997 (see
Note 4). The fair market value represents the amount Houghton Mifflin would receive or pay to terminate the agreement taking into consideration current interest rates. The fair market value of these agreements, representing the estimated amount that Houghton Mifflin would receive from a third party assuming Houghton Mifflin's obligations under the interest rate agreements ceased at December 31, 1999, was approximately $108,000.

NOTE 11.  RELATED PARTIES

     Houghton Mifflin presently holds notes receivable for a total of $4.6 million from certain corporate officers and members of the Board of Directors. Houghton Mifflin provided financing in 1994 to effect the purchase of an aggregate of 276,544 shares of Houghton Mifflin's common stock pursuant to the 1994 Executive Stock Purchase Plan and the 1994 Non-Employee Director Stock Purchase Plan at the fair market value on August 27, 1994 of $21.313 per share. The original loans made to Houghton Mifflin's current officers were amended in 1998; those made to directors were amended in 1999. The amended loans have an interest rate of 6.25%. Loans to employees are due in the third quarter of 2003; loans to directors are due in October following normal retirement or six months after ceasing to serve as a director for any other reason. Loans made to officers are collateralized by the shares of common stock purchased, while those loans provided to members of the Board of Directors are unsecured. All loans have full recourse against the borrower. The notes receivable are shown as a reduction in stockholders' equity in the consolidated financial statements. In 1999, Houghton Mifflin recognized approximately $0.3 million in interest income in connection with the outstanding loans.

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

K-12 Publishing: This segment consists of five divisions: The School Division, McDougal Littell Inc., Great Source Education Group, Inc., Sunburst Technology Corporation (formerly Houghton Mifflin Interactive Corporation), and The Riverside Publishing Company. Beginning in 1999, Houghton Mifflin focused Sunburst Technology's business on the growing educational technology marketplace rather than on the retail market. Sunburst Technology's products are sold primarily in the K-12 school marketplace; therefore, the 1999 information relating to Sunburst is included in the K-12 Publishing segment. This operating segment includes textbooks and instructional materials, tests for measuring achievement and aptitude, clinical/special needs testing products, multimedia instructional programs for the K-12 market, and a computer-based career and college guidance

                            HOUGHTON MIFFLIN COMPANY
information system in versions for both junior and senior high school students. The principal markets for these products are elementary and secondary schools.

College Publishing: The College Division is the sole business unit reported in this segment. This operating segment includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities. Other markets in which these products are sold include high school advanced placement courses and for-profit, certificate-granting institutions that offer skill-based training and job placement.

Other: This segment consists of the Trade Division, CAT, and unallocated corporate-related items. In 1998, Sunburst Technology's products, chiefly CD-ROM titles sold in the retail children's, reference, and adult-hobby markets, were included in the Other segment. The Trade Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The division also licenses book rights and content to paperback publishers, book clubs, Web sites, and other publishers and electronic businesses in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. It also sells reference materials to schools, colleges, office supply distributors, and businesses. CAT specializes in the development and delivery of computer-based testing solutions. Its principal markets are organizations worldwide.

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

                                                   K-12        COLLEGE
                                                PUBLISHING    PUBLISHING     OTHER      CONSOLIDATED
                                                ----------    ----------    --------    ------------
                                                                   (IN THOUSANDS)
1999
Net sales from external customers.............   $657,289      $172,240     $ 90,589     $  920,118
Depreciation and amortization.................     69,043        21,630        3,442         94,115
Segment operating income (loss)...............     97,114        23,746       (8,900)       111,960
Identifiable assets...........................    653,211       196,655      143,611        993,477
Acquired assets...............................     39,988         1,650        3,628         45,266
Total assets..................................    693,199       198,305      147,239      1,038,743
Purchase of property, plant, and equipment,
  including book plates.......................     72,864        17,394        8,056         98,314

                            HOUGHTON MIFFLIN COMPANY

                                                   K-12        COLLEGE
                                                PUBLISHING    PUBLISHING     OTHER      CONSOLIDATED
                                                ----------    ----------    --------    ------------
                                                                   (IN THOUSANDS)
1998
Net sales from external customers.............   $611,770      $160,677     $ 89,210     $  861,657
Depreciation and amortization.................     72,672        20,761        2,248         95,681
Segment operating income (loss)...............     97,944        19,734      (15,658)       102,020
Identifiable assets...........................    624,095       195,681      139,047        958,823
Acquired assets...............................     10,640            --       14,205         24,845
Total assets..................................    634,735       195,681      153,252        983,668
Purchase of property, plant, and equipment,
  including book plates.......................     54,518        16,931        2,535         73,984
1997
Net sales from external customers.............   $560,259      $148,969     $ 88,092     $  797,320
Depreciation and amortization.................     68,342        19,759        1,638         89,739
Segment operating income (loss)...............     96,807        15,854       (6,103)       106,558
Identifiable assets...........................    647,974       196,429      147,196        991,599
Acquired assets...............................      5,959            --        3,090          9,049
Total assets..................................    653,933       196,429      150,286      1,000,648
Purchase of property, plant, and equipment,
  including book plates.......................     50,609        15,380        1,914         67,903

     RECONCILIATION OF SEGMENT INCOME (LOSS) TO CONSOLIDATED STATEMENTS OF
INCOME:

                                                               1999        1998        1997
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
     Total income from reportable segments.................  $111,960    $102,020    $106,558
     Unallocated income (expense):
     Net interest expense..................................   (29,770)    (33,981)    (38,926)
     Gains (losses) on INSO Corporation common stock and
       equity in earnings (losses) of INSO Corporation.....    (5,100)     18,797      15,901
     Loss on sale of investment............................        --      (3,017)         --
     Acquired in-process research and development..........        --      (3,500)         --
     Other expense.........................................        --      (1,050)         --
                                                             --------    --------    --------
Income before taxes and extraordinary item.................  $ 77,090    $ 79,269    $ 83,533
                                                             ========    ========    ========

                            HOUGHTON MIFFLIN COMPANY

NOTE 13.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                1999        1998        1997
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER-SHARE
                                                                          AMOUNTS)
Numerator:
     Net income.............................................  $76,304     $63,649     $49,822
Denominator:
     Denominator for basic earnings per share:
       Weighted-average shares outstanding..................   28,823      28,689      28,237
Effect of dilutive securities:
     Employee stock options.................................      464         389         407
     Restricted stock.......................................       21          33         146
     Performance shares.....................................       --          --          36
                                                              -------     -------     -------
                                                                  485         422         589
Dilutive potential common shares:
     Denominator for diluted earnings per share:
     Adjusted weighted-average shares outstanding and
       assumed conversions..................................   29,308      29,111      28,826
                                                              =======     =======     =======
Basic earnings per share....................................  $  2.65     $  2.22     $  1.76
                                                              =======     =======     =======
Diluted earnings per share..................................  $  2.60     $  2.19     $  1.73
                                                              =======     =======     =======

     Options to purchase 22,000 shares of common stock at December 31, 1999, 1,429,534 shares of common stock at December 31, 1998, and 267,300 shares of common stock at December 31, 1997 were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

NOTE 14.  SUBSEQUENT EVENTS

     In January 2000, the Board of Directors declared a quarterly dividend of $0.13 per share, payable on February 23, 2000, to shareholders of record on February 9, 2000.

     On February 29, 2000, Houghton Mifflin provided financing to effect the purchase of an aggregate of 281,430 shares of Houghton Mifflin's common stock pursuant to the 2000 Senior Management and Director Stock Purchase Plan. The purchases were made at the fair market value of $39.813 per share. The loans, which totaled approximately $11.2 million, have an interest rate of 8.0% and are due on February 28, 2005. The loans are collateralized by the shares of common stock purchased. All loans have full recourse against the borrower.

                   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
         (UNAUDITED, IN THOUSANDS OF DOLLARS EXCEPT PER-SHARE AMOUNTS)

                                           FIRST      SECOND     THIRD      FOURTH
                                          QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                          --------   --------   --------   --------   --------
1999
Net sales...............................  $ 84,281   $220,883   $457,790   $157,164   $920,118
Gross profit (net sales less cost of
  sales)................................    27,044    119,257    288,406     74,297    509,004
Income (loss) before extraordinary
  item..................................  $(36,953)  $  8,373   $ 90,316   $(15,752)  $ 45,984
Extraordinary gain on extinguishment of
  debt, net of tax of $21,956...........        --         --     30,323         (3)    30,320
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(36,953)  $  8,373   $120,639   $(15,755)  $ 76,304
                                          ========   ========   ========   ========   ========
Per share:
     Basic
       Income (loss) before
          extraordinary item............  $  (1.29)  $   0.29   $   3.13   $  (0.55)  $   1.60
       Extraordinary gain on
          extinguishment of debt........        --         --       1.05         --       1.05
                                          --------   --------   --------   --------   --------
       Net income (loss)................  $  (1.29)  $   0.29   $   4.18   $  (0.55)  $   2.65
                                          ========   ========   ========   ========   ========
     Diluted (except when anti-dilutive)
       Income (loss) before
          extraordinary item............  $  (1.29)  $   0.29   $   3.07   $  (0.55)  $   1.57
       Extraordinary gain on
          extinguishment of debt........        --         --       1.03         --       1.03
                                          --------   --------   --------   --------   --------
       Net income (loss)................  $  (1.29)  $   0.29   $   4.10   $  (0.55)  $   2.60
                                          ========   ========   ========   ========   ========
1998
Net sales...............................  $ 71,632   $202,740   $446,860   $140,425   $861,657
Gross profit (net sales less cost of
  sales)................................    18,409    107,449    278,849     66,028    470,735
Income (loss) before extraordinary
  item..................................  $(36,715)  $  6,885   $ 95,910   $(20,441)  $ 45,639
Extraordinary gain on extinguishment of
  debt, net of tax of $13,042...........        --         --     18,010         --     18,010
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $(36,715)  $  6,885   $113,920   $(20,441)  $ 63,649
                                          ========   ========   ========   ========   ========
Per share:
     Basic
       Income (loss) before
          extraordinary item............  $  (1.29)  $   0.24   $   3.35   $  (0.71)  $   1.59
       Extraordinary gain on
          extinguishment of debt........        --         --       0.63         --       0.63
                                          --------   --------   --------   --------   --------
       Net income (loss)................  $  (1.29)  $   0.24   $   3.98   $  (0.71)  $   2.22
                                          ========   ========   ========   ========   ========
     Diluted (except when anti-dilutive)
       Income (loss) before
          extraordinary item............  $  (1.29)  $   0.24   $   3.31   $  (0.71)  $   1.57
       Extraordinary gain on
          extinguishment of debt........        --         --       0.62         --       0.62
                                          --------   --------   --------   --------   --------
       Net income (loss)................  $  (1.29)  $   0.24   $   3.93   $  (0.71)  $   2.19
                                          ========   ========   ========   ========   ========

     The above quarterly information indicates the seasonal fluctuations of Houghton Mifflin's educational publishing business.

     The 1999 first-quarter seasonal net loss was the same as 1998's first quarter because higher net sales in the first quarter of 1999 were offset by higher selling costs related to greater sales opportunities in 1999, operating expenses and goodwill amortization of CAT (acquired in July 1998), increases in product development spending, and additional costs related to information systems initiatives and the Year 2000 computer issue. The increase in net income for the second quarter of 1999 compared to the same period in 1998 was primarily due to higher net sales and lower interest expense, partially offset by increases in product development spending, higher selling costs related to greater sales opportunities in 1999, the operating expenses of CAT, higher intangible asset amortization, and higher distribution expense. The increase in net income for the third quarter of 1999 compared to the same period in 1998 was primarily due to higher sales, a decrease in manufacturing and distribution costs, lower plate amortization, due to the accounting change regarding book plate amortization (see Note 1), and lower interest expense, partially offset by increases in editorial expenses incurred for new program development and product revisions, higher selling costs related to greater sales opportunities in 1999 and beyond, and higher intangible asset amortization. The decreased 1999 fourth-quarter loss was attributable to higher net sales, lower royalty and distribution costs, and lower interest expense, partially offset by increased product development costs and selling costs associated with sales opportunities in 2000 and beyond.

     During the third quarter of 1999, Houghton Mifflin recorded a non-cash loss of 5.6 million ($3.2 million after tax), or $0.11 per diluted share, resulting from the surrender of INSO common stock upon maturity of the remaining outstanding SAILS. Houghton Mifflin also recognized an extraordinary gain of $52.3 million ($30.3 million after tax), $1.03 per diluted share, on the extinguishment of the SAILS indebtedness. In the fourth quarter of 1999, Houghton Mifflin sold its remaining shares of INSO common stock. The sale generated a one-time gain of $0.5 million ($0.3 million after tax), or $0.01 per diluted share.

     During the first quarter of 1998, Houghton Mifflin recognized a charge of $0.2 million ($0.1 million after tax) related to INSO's acquisition of Henderson Software, Incorporated. In the second quarter of 1998, Houghton Mifflin recognized a charge of $0.6 million ($0.3 million after tax), or $0.01 per diluted share, related to INSO's acquisition of ViewPort Development AB. During the third quarter of 1998, Houghton Mifflin recognized a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per diluted share, which represented the gain on the surrender of INSO common stock to redeem one-half of the outstanding SAILS. Houghton Mifflin also recognized an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per diluted share, on the extinguishment of the SAILS indebtedness. The acquisition of CAT in July 1998 included the purchase of certain technology under research and development which resulted in a restated charge of $3.5 million, or $0.12 per diluted share. Houghton Mifflin also recognized a one-time gain of $3.2 million ($1.9 million after tax), or $0.06 per diluted share, related to INSO's sale of its linguistic software net assets in the third quarter of 1998. In the fourth quarter of 1998, Houghton Mifflin recognized a one-time loss of $3.0 million ($2.0 million after tax), or $0.07 per diluted share, on the sale of its investment in Cassell Plc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF HOUGHTON MIFFLIN

     Information about directors is incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders, and information about Executive Officers follows Part I, Item 4 of this report under the heading "Executive Officers of Houghton Mifflin" on pages 7 through 8.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page 25.

          2. Financial Statement Schedule for the three years ended December 31, 1999: Schedule II -- Consolidated Valuation and Qualifying Accounts, page 59.

             Houghton Mifflin has omitted all other schedules because we have included the required information in the consolidated financial statements or notes or are not required to submit the schedules.

          3. Houghton Mifflin has filed the Exhibits listed in the accompanying Index to Exhibits on page 61 as part of this Report. They are included only on the Form 10-K filed with the Securities and Exchange Commission.

     (b) Reports on Form 8-K filed in the fourth quarter of 1999:

         None

                            HOUGHTON MIFFLIN COMPANY
         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                         ADDITIONS
                                                    --------------------
                                                    CHARGED     CHARGED
                                      BALANCE AT    TO COST    TO OTHER                      BALANCE
                                      BEGINNING       AND      ACCOUNTS      DEDUCTIONS      AT END
                                       OF YEAR      EXPENSE    -DESCRIBE     -DESCRIBE       OF YEAR
                                      ----------    -------    ---------     ----------      -------
1999
Allowance for bad debt..............   $ 4,875      $   747     $   150(1)    $     7(5)     $ 5,765
Allowance for book returns..........    23,094       67,994          --        65,646(3)      25,442
Allowance for authors' advances.....    23,589        6,869          --           827(4)      29,631
1998
Allowance for bad debt..............   $ 4,356      $ 2,411     $   105(1)    $ 1,997(5)     $ 4,875
Allowance for book returns..........    20,734       71,967          --        69,607(3)      23,094
Allowance for authors' advances.....    24,290        4,598          --         5,299(4)      23,589
1997
Allowance for bad debt..............   $ 4,684      $ 1,985     $   139(1)    $ 2,452(5)     $ 4,356
Allowance for book returns..........    25,166       68,682      (6,837)(2)    66,277(3)      20,734
Allowance for authors' advances.....    20,975        3,849          --           534(4)      24,290

---------------
(1) Reflects additions to the allowance from acquisitions made during the year.

(2) This amount represents the estimated book returns for products published by DK Publishing, Inc. and distributed by Houghton Mifflin. In 1997, these book returns reduced payments to DK Publishing, Inc.

(3) Books actually returned during the year.

(4) Write-offs of unearned author advances.

(5) Write-offs of uncollectible customer receivables, net of recoveries.

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

February 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        /s/ NADER F. DAREHSHORI            Chairman of the Board, President, and
---------------------------------------    Chief Executive Officer, Director
          NADER F. DAREHSHORI                                                       February 23, 2000

            /s/ GAIL DEEGAN                Executive Vice President and Chief
---------------------------------------    Financial Officer
              GAIL DEEGAN                                                           February 23, 2000

          /s/ DAVID R. CARON               Vice President and Controller
---------------------------------------
            DAVID R. CARON                                                          February 23, 2000

          /s/ JOSEPH A. BAUTE              Director
---------------------------------------
            JOSEPH A. BAUTE                                                         February 23, 2000

         /s/ JAMES O. FREEDMAN             Director
---------------------------------------
           JAMES O. FREEDMAN                                                        February 23, 2000

         /s/ MICHAEL GOLDSTEIN             Director
---------------------------------------
           MICHAEL GOLDSTEIN                                                        February 23, 2000

          /s/ GAIL H. KLAPPER              Director
---------------------------------------
            GAIL H. KLAPPER                                                         February 23, 2000

       /s/ CHARLES R. LONGSWORTH           Director
---------------------------------------
         CHARLES R. LONGSWORTH                                                      February 23, 2000

        /s/ CLAUDINE B. MALONE             Director
---------------------------------------
          CLAUDINE B. MALONE                                                        February 23, 2000

        /s/ ALFRED L. MCDOUGAL             Director
---------------------------------------
          ALFRED L. MCDOUGAL                                                        February 23, 2000

         /s/ RALPH Z. SORENSON             Director
---------------------------------------
           RALPH Z. SORENSON                                                        February 23, 2000

        /s/ ROBERT J. TARR, JR.            Director
---------------------------------------
          ROBERT J. TARR, JR.                                                       February 23, 2000

                            HOUGHTON MIFFLIN COMPANY

                               INDEX TO EXHIBITS
                                (ITEM 14(a)(3))

EXHIBIT NO.             DESCRIPTION OF DOCUMENT                     PAGE NUMBER IN THIS REPORT
-----------             -----------------------                     --------------------------
(3)(i)        Restated Articles of Organization of the      Filed as Exhibits (4.1) and (4.2) to
              Company                                       Registration Statement No. 33-14850 as
                                                            amended, and incorporated by reference into
                                                            this report
              Amendment to Restated Articles of             Filed as Exhibit (3)(i) to Form 10-K for
              Organization of the Company in the form of    the year ended December 31, 1998, and
              a certificate of vote of directors            incorporated by reference into this report
              establishing a series of a class of stock
(3)(ii)       By-laws of the Company                        Filed as Exhibit (3)(ii) to Form 10-K for
                                                            the year ended December 31, 1995, and
                                                            incorporated by reference into this report
(4)           Registration Statement under the Securities   Filed on June 20, 1967, and incorporated by
              Exchange Act of 1934 on Form 10 dated June    reference into this report
              20, 1967, as amended, with particular
              reference to the description of the common
              stock of the Company
              Renewed Rights Agreement between the          Filed as Exhibit (4) to Form 10-Q for the
              Company and BankBoston, N.A., as Rights       quarter ended June 30, 1997, and
              Agent                                         incorporated by reference into this report
              Indenture dated as of March 15, 1994          Filed as Exhibit (4.1) to Registration
              between the Company and State Street Bank     Statement No. 33-51700 as amended, and
              and Trust Company, as successor trustee to    incorporated by reference into this report
              the First National Bank of Boston
              First Supplemental Indenture dated as of      Filed as Exhibit (4.2) to Registration
              July 27, 1995 between the Company and State   Statement No. 33-64903 as amended, and
              Street Bank and Trust Company, as successor   incorporated by reference into this report
              trustee to the First National Bank of
              Boston
(10)(ii)      Lease between Two Twenty Two Berkeley         Filed as Exhibit (10)(ii)(D) to Form 10-K
(D)           Venture, as landlord, and Houghton Mifflin    for the year ended December 31, 1996, and
              Company, as tenant                            incorporated by reference into this report
              Lease between New England Mutual Life         Filed as Exhibit (10)(ii)(D) to Form 10-K
              Insurance Company, as sublandlord, and        for the year ended December 31, 1996, and
              Houghton Mifflin Company, as subtenant        incorporated by reference into this report
(10)(iii)     Benefits Trust Agreement between Houghton     Filed as Exhibit (10)(iii)(A) to Form 10-K
(A)           Mifflin Company and State Street Bank and     for the year ended December 31, 1997, and
              Trust Company dated June 3, 1992*             incorporated by reference into this report
(10)(iii)     Severance Agreement between the Company and   Filed as Exhibit (10)(iii)(A) to Form 10-K
(A)           Mr. Darehshori*                               for the year ended December 31, 1995, and
                                                            incorporated by reference into this report
              Form of Senior Executive Severance            Filed as Exhibit (10)(iii)(A) to Form 10-K
              Agreement*                                    for the year ended December 31, 1995, and
                                                            incorporated by reference into this report
              Form of Key Managers' Severance Agreement*    Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                            for the year ended December 31, 1995, and
                                                            incorporated by reference into this report
              Supplemental Benefits Plan*                   Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                            for the year ended December 31, 1995, and
                                                            incorporated by reference into this report
              Non-Employee Directors Retirement Benefit     Filed as Exhibit (10)(iii)(A) to Form 10-K
              Plan*                                         for the year ended December 31, 1995, and
                                                            incorporated by reference into this report

---------------

* Denotes a management contract or compensatory plan.

EXHIBIT NO.             DESCRIPTION OF DOCUMENT                     PAGE NUMBER IN THIS REPORT
-----------             -----------------------                     --------------------------
              1999 Senior Executive Incentive               Filed as Exhibit (10)(iii)(A) to Form 10-Q
              Compensation Plan*                            for the quarter ended March 31, 1999, and
                                                            incorporated by reference into this report
              1999 Chief Executive Officer Incentive        Filed as Exhibit (10)(iii)(A) to Form 10-Q
              Plan*                                         for the quarter ended March 31, 1999, and
                                                            incorporated by reference into this report
              Restricted Stock Agreement between the        Filed as Exhibit (10)(iii)(A) to Form 10-K
              Company and Mr. Darehshori*                   for the year ended December 31, 1996, and
                                                            incorporated by reference into this report
              Restricted Stock Agreement between the        Filed as Exhibit (10)(iii)(A) to Form 10-K
              Company and Ms. Deegan*                       for the year ended December 31, 1996, and
                                                            incorporated by reference into this report
              1995 Stock Compensation Plan*                 Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                            for the year ended December 31, 1996, and
                                                            incorporated by reference into this report
              1998 Stock Compensation Plan*                 Filed as Exhibit (3)(i) to Form 10-K for
                                                            the year ended December 31, 1998, and
                                                            incorporated by reference into this report
              Form of Non-Qualified Option Agreement*       Filed as Exhibit (3)(i) to Form 10-K for
                                                            the year ended December 31, 1998, and
                                                            incorporated by reference into this report
(10)(iii)     1997 -- 1998 Restricted Share Plan*           Filed as Exhibit (10)(iii)(A) to Form 10-K
(A)                                                         for the year ended June 30, 1997, and
                                                            incorporated by reference into this report
(12)          Computation of Ratio of Earnings to Fixed     Page 63
              Charges
(21)          List of Subsidiaries                          Page 64
(23)          Consent of Experts and Counsel                Page 65
(27)          Financial Data Schedule                       Page 66

---------------

* Denotes a management contract or compensatory plan.