Form 10-Q
period 2000-03-31
HOUGHTON MIFFLIN CO
filed 2000-05-15
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD FROM JANUARY 1, 2000 TO MARCH 31, 2000
                          COMMISSION FILE NUMBER 1-5406

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from ................... to ....................

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

     Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000.

          Class                                    Outstanding at April 30, 2000
-------------------------------                    -----------------------------
Common Stock, $1 par value                                  31,577,409
Preferred Stock Purchase Rights                             31,577,409


                                     1 of 24

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

Part I.  Financial Information                                          Page No.

Item 1.  Financial Statements:

   Condensed Consolidated Balance Sheets
         March 31, 2000 and 1999 and December 31, 1999                     3 - 4

   Condensed Consolidated Statements of Operations,
         Comprehensive Loss, and Retained Earnings  --
         Three Months Ended March 31, 2000 and 1999                            5

   Condensed Consolidated Statements of Cash Flows --
         Three Months Ended March 31, 2000 and 1999                            6

   Notes to Unaudited Condensed Consolidated
         Financial Statements                                             7 - 12


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13 - 21


Item 3.  Quantitative and Qualitative Disclosures About Market Risk           22



Part II. Other Information

Item 4.  Submission of Matters to a Vote of
           Security Holders                                                   23

Item 6.  Exhibits and Reports on Form 8-K                                     23

         Signatures                                                           24

                            HOUGHTON MIFFLIN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              MARCH 31,          March 31,          December 31,
                                                                2000               1999                1999
                                                              ---------          ---------          ------------

ASSETS

Current assets
  Cash and cash equivalents                                  $    6,530          $    4,494          $   12,041
  Marketable securities and time deposits
     available for sale, at fair value                              638              15,329                 638

  Accounts receivable                                           109,550              94,079             178,887
     Less: allowance for bad debts and book returns              24,905              21,009              31,207
                                                             ----------          ----------          ----------
                                                                 84,645              73,070             147,680

  Notes receivable                                                1,654                 146               1,633

  Inventories
     Finished goods                                             177,482             161,241             152,818
     Work in process                                              5,064               4,919               5,584
     Raw materials                                                7,203               5,483               5,826
                                                             ----------          ----------          ----------
                                                                189,749             171,643             164,228

  Deferred income taxes                                          62,848              55,285              35,889
  Prepaid expenses                                               15,276              12,227               3,000
                                                             ----------          ----------          ----------

     Total current assets                                       361,340             332,194             365,109

Property, plant, and equipment
  and book plates (net of accumulated
  depreciation and amortization of $167,775 at
  March 31, 2000, $166,899 at March 31, 1999,
  and $192,009 at December 31, 1999)                            187,885             139,002             172,236

Goodwill and other intangible assets, net                       444,608             443,969             452,338

Other assets                                                     51,081              48,348              49,060

                                                             ----------          ----------          ----------
                                                             $1,044,914          $  963,513          $1,038,743
                                                             ==========          ==========          ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           MARCH 31,             March 31,            December 31,
                                                                             2000                   1999                  1999
                                                                           ---------             ---------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                        $    93,550           $    75,552           $    55,601
  Commercial paper                                                            105,195                38,413                21,358
  Royalties                                                                    21,745                20,286                51,141
  Salaries, wages, and commissions                                              8,337                 5,475                29,814
  Other accrued expenses                                                       28,047                28,678                31,246
  Current portion of long-term debt                                            50,045                83,322                70,037
                                                                          -----------           -----------           -----------
     Total current liabilities                                                306,919               251,726               259,197

Long-term debt                                                                254,672               304,362               254,638
Accrued royalties payable                                                         982                 1,057                   967
Other liabilities                                                              34,772                28,675                33,406
Accrued postretirement benefits                                                29,442                28,991                29,213
Deferred income taxes                                                          28,301                15,601                28,301

Stockholders' equity
  Preferred stock, $1 par value;
     (500,000 shares authorized, none issued)                                      --                    --                    --
  Common stock, $1 par value;
     (70,000,000 shares authorized; 31,567,584 shares issued at
     March 31, 2000, 30,729,587 shares issued at March 31, 1999,
     and 31,098,023 shares issued at December 31, 1999)                        31,568                30,730                31,098
  Capital in excess of par value                                              124,446               100,154               108,627
  Retained earnings                                                           349,129               290,116               392,225
                                                                          -----------           -----------           -----------
                                                                              505,143               421,000               531,950

  Notes receivable from stock purchase agreements                             (15,629)               (4,631)               (4,645)
  Unearned compensation related to
     restricted stock                                                          (2,956)               (2,780)               (3,029)
  Common shares held in treasury, at cost
     (1,170,479 shares at March 31, 2000, 602,059
     shares at March 31, 1999, and 1,045,493 shares
     at December 31, 1999)                                                    (41,397)              (18,158)              (36,411)
  Benefits Trust assets, at market                                            (55,335)              (61,094)              (54,844)
  Accumulated other comprehensive loss                                             --                (1,236)                   --
                                                                          -----------           -----------           -----------

   Total stockholders' equity                                                 389,826               333,101               433,021

                                                                          -----------           -----------           -----------
                                                                          $ 1,044,914           $   963,513           $ 1,038,743
                                                                          ===========           ===========           ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE LOSS, AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             2000                1999
                                                                          ---------           ---------

Net sales by industry segment:
        K-12 Publishing                                                   $  62,404           $  51,971
        College Publishing                                                   15,387              14,864
        Other                                                                20,703              17,446
                                                                          ---------           ---------
                                                                             98,494              84,281

Costs and expenses:
        Cost of sales                                                        65,284              57,238
        Selling and administrative                                           91,959              81,862
                                                                          ---------           ---------
                                                                            157,243             139,100

Operating loss                                                              (58,749)            (54,819)

Other income (expense):
        Net interest expense                                                 (6,429)             (6,769)

                                                                          ---------           ---------
Loss before taxes                                                           (65,178)            (61,588)

Income tax benefit                                                          (25,819)            (24,635)
                                                                          ---------           ---------

Net loss                                                                    (39,359)            (36,953)

Other comprehensive loss, net of tax:
        Unrealized loss on available for sale securities                         --             (19,614)

                                                                          ---------           ---------
Comprehensive loss                                                        $ (39,359)          $ (56,567)
                                                                          =========           =========

Retained earnings at beginning of period                                  $ 392,225           $ 330,672

Net loss                                                                    (39,359)            (36,953)

Dividends paid                                                               (3,737)             (3,603)

                                                                          ---------           ---------
Retained earnings at end of period                                        $ 349,129           $ 290,116
                                                                          =========           =========

Loss per share:
        Net loss per share - basic                                        $   (1.37)          $   (1.29)
        Net loss per share - diluted (except when anti-dilutive)          $   (1.37)          $   (1.29)

Cash dividends paid per common share                                      $   0.130           $   0.125


See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (UNAUDITED; IN THOUSANDS)

                                                                                   2000               1999
                                                                                 --------           --------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
        Net loss                                                                 $(39,359)          $(36,953)
        Adjustments to reconcile net loss to net cash
            used in operating activities:
              Depreciation and amortization expense                                15,662             13,544
              Amortization of unearned compensation on restricted stock               337                146
              Changes in operating assets and liabilities:
                     Accounts receivable, net                                      62,998             69,667
                     Inventories                                                  (25,521)           (19,674)
                     Accounts payable                                              37,971             36,523
                     Royalties, net                                               (30,185)           (30,858)
                     Deferred and income taxes payable                            (30,309)           (24,971)
                     Salaries, wages, and commissions                             (21,477)           (21,702)
                     Other, net                                                   (10,278)            (9,775)
                                                                                 --------           --------

                     NET CASH USED IN OPERATING ACTIVITIES                        (40,161)           (24,053)

CASH FLOWS USED IN INVESTING ACTIVITIES
        Book plate expenditures                                                   (18,885)            (8,998)
        Acquisition of publishing and technology assets                              (310)            (7,912)
        Property, plant, and equipment expenditures                                (4,764)            (5,425)
        Issuance of notes receivable                                                 (472)              (146)
                                                                                 --------           --------

                     NET CASH USED IN INVESTING ACTIVITIES                        (24,431)           (22,481)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
        Dividends paid on common stock                                             (3,737)            (3,603)
        Issuance of commercial paper                                               83,837             56,519
        Debt repayment                                                            (20,013)                --
        Exercise of stock options                                                   3,368              1,718
        Purchase of treasury stock                                                 (4,734)            (7,580)
        Other                                                                         360                 21
                                                                                 --------           --------

                     NET CASH PROVIDED BY FINANCING ACTIVITIES                     59,081             47,075

Increase (decrease) in cash and cash equivalents                                   (5,511)               541
Cash and cash equivalents at beginning of period                                   12,041              3,953
                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $  6,530           $  4,494
                                                                                 ========           ========

Supplementary disclosure of cash flow information:

        Income taxes paid                                                        $  4,454           $    432
        Interest paid                                                            $  6,236           $  7,185


See accompanying notes to unaudited condensed consolidated financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Houghton Mifflin Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

     Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.

     The information contained in the interim financial statements should be read in conjunction with Houghton Mifflin's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

     Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2000 interim financial statements.

(2)  MARKETABLE SECURITIES

     Houghton Mifflin accounts for its investment in equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS 115.

     The March 31, 1999 balance consisted primarily of equity securities. The fair market value of these securities, $14.7 million, was included as marketable securities in current assets, due to Houghton Mifflin's option and expectation to use them to redeem the remaining $65.3 million aggregate principal amount of its outstanding 6% Exchangeable Notes due 1999 - Stock Appreciation Income Linked Securities, or SAILS, due on August 1, 1999. Houghton Mifflin exercised its option and used the shares of INSO to redeem the SAILS in the third quarter of 1999.

(3)  ACQUISITIONS

     On May 5, 1999, Houghton Mifflin acquired all of the outstanding stock of Sunburst Communications, Inc., or Sunburst, a leading developer of software and video instructional materials. This acquisition was accounted for as a purchase, and the net assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $34.4 million, of which $32.0 million was paid to the former shareholders of Sunburst and $2.4 million was expended to repay debt and pay other acquisition-related fees. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Goodwill and other intangible assets of $31.0 million were recorded as part of the acquisition, and are being amortized on a straight-line basis over periods ranging from approximately 7 to 20 years.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--


(3)  ACQUISITIONS - continued

     On January 8, 1999, Houghton Mifflin acquired the assets of Little Planet Literacy Series, a leading technology-based pre-kindergarten to grade three literacy program, from Applied Learning Technologies, Inc. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $4.4 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the net assets acquired, or goodwill, is being amortized on a straight-line basis over a period of approximately 8 years.

     Since neither of the above acquisitions materially affects consolidated results, no pro forma information is provided.

(4)  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following:

                                                        March 31,                   December 31,
                                                2000                1999                1999
                                              ---------           ---------         ------------
                                                               (in thousands)


      Goodwill                                $ 545,653           $ 529,497           $ 545,251
      Publishing rights and titles               24,634              17,724              24,874
      Other                                      11,860               6,060              15,860
      Less: accumulated amortization           (137,539)           (109,312)           (133,647)
                                              ---------           ---------           ---------
      Total                                   $ 444,608           $ 443,969           $ 452,338
                                              =========           =========           =========

     Houghton Mifflin examines the carrying value of goodwill and other intangible assets to determine whether there are any impairment losses. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to recover the assets' carrying amount, an impairment loss is charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--


(5)  LOSS PER SHARE

     The table below sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2000 and March 31, 1999 (in thousands, except per share amounts):

                                                             Three months ended
                                                                  March 31,
                                                       ------------------------------
                                                          2000                1999
                                                       ----------          ----------
Numerator:
    Net loss                                           $ (39,359)           $ (36,953)

Denominator:
    Denominator for basic earnings per share:
      Weighted-average shares outstanding                 28,803               28,750

Effect of dilutive securities:                                --                   --

Denominator for diluted earnings per share:
    Adjusted weighted-average shares                   ---------            ---------
    outstanding and assumed conversions                   28,803               28,750
                                                       =========            =========


Basic loss per share:                                  $   (1.37)           $   (1.29)
                                                       =========            =========
Diluted loss per share:                                $   (1.37)           $   (1.29)
                                                       =========            =========



     In the first quarter of 2000 and the first quarter of 1999, no dilutive securities were included in the computation of diluted earnings per share because Houghton Mifflin had a net loss, and the effect would have been anti-dilutive.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--


(6)  SEGMENT AND RELATED INFORMATION

     Houghton Mifflin has eight divisions with separate management teams and infrastructures that offer different products and services. These divisions have been aggregated in three reportable segments based on the similar nature of their products and services, the nature of the production process, class of customers, and distribution method, as follows:

K-12 Publishing: This segment consists of five divisions: School Division, McDougal Littell Inc., Great Source Education Group, Inc., Sunburst Technology Corporation and The Riverside Publishing Company. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, multimedia instructional programs for the K-12 market, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

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

Other: This segment consists of the Trade & Reference Division, Computer Adaptive Technologies, or CAT, and unallocated corporate-related items. The Trade & Reference Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The division also licenses book rights to paperback publishers, book clubs, Web sites, and other publishers and electronic businesses in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. It also sells reference materials to schools, colleges, office supply distributors, and businesses. CAT specializes in the development and delivery of computer-based testing solutions. Its principal markets are organizations worldwide.

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

      Summarized financial information concerning Houghton Mifflin's reportable segments is shown in the following tables. The "Other" column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", nonrecurring items, and as it relates to segment profit (loss), income and expense not allocated to reportable segments.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--


(6)  SEGMENT AND RELATED INFORMATION - continued

     THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999:

                                             K-12             COLLEGE
                                          PUBLISHING         PUBLISHING            OTHER          CONSOLIDATED
                                          ----------         ----------            -----          ------------
                                                                     (in thousands)
2000
Net sales from external customers          $ 62,404           $ 15,387           $ 20,703           $ 98,494
Segment operating loss                      (42,799)           (11,005)            (4,945)           (58,749)

1999
Net sales from external customers            51,971             14,864             17,446             84,281
Segment operating loss                      (41,686)            (8,900)            (4,233)           (54,819)


     RECONCILIATION OF SEGMENT LOSSES TO THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

                                                       March 31,
                                                2000               1999
                                                ----               ----
                                                    (in thousands)

Total loss from reportable segments          $(58,749)          $(54,819)
Unallocated expense:
    Interest expense                           (6,429)            (6,769)
                                             --------           --------
Loss before taxes                            $(65,178)          $(61,588)
                                             ========           ========


(7)  EXECUTIVE STOCK PURCHASE PLAN

     On February 29, 2000, Houghton Mifflin provided financing for the purchase of an aggregate of 281,430 shares of Houghton Mifflin common stock pursuant to the 2000 Senior Management and Director Stock Purchase Plan. The purchases were made at fair market value of $39.813 per share. The loans, which totaled approximately $11.2 million, have an interest rate of 8.0% and are due on February 28, 2005. The loans are collateralized by the shares of common stock purchased and have full recourse against the borrower.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--


(8)  PENDING ACCOUNTING PRONOUNCEMENT

     In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which must be adopted no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. Houghton Mifflin is currently evaluating the effects of implementing this bulletin.

(9)  SUBSEQUENT EVENTS

     At its April 26, 2000 meeting, the Board of Directors declared a quarterly dividend of $0.13 per share, payable on May 24, 2000, to shareholders of record on May 10, 2000.

     On May 3, 2000, Houghton Mifflin acquired the net assets of Virtual Learning Technologies, Inc., an educational testing company that specializes in online assessments, for approximately $14.3 million. The acquisition will be accounted for as a purchase, and the net assets acquired and results of operations will be included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. The cost of the acquisition will be allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed.

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

     Houghton Mifflin's principal business is publishing, and our operations are classified in three operating segments: K-12 Publishing, College Publishing, and Other.

K-12 Publishing

     This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, multimedia instructional programs for the K-12 market, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

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

College Publishing

     This operating segment, which consists of the College Division, includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and other services for introductory and upper level courses in the post-secondary higher education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities, high school advanced placement courses, and for-profit, certificate-granting institutions, or private career schools, which offer skill-based training and job placement.

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

Other

     Houghton Mifflin's Other operating segment consists of unallocated corporate-related items and two divisions:

     -    The Trade & Reference, or Trade, Division; and

     -    Computer Adaptive Technologies, Inc., or CAT.

     The Trade Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. The division also sells reference materials to schools, colleges, office supply distributors, and businesses. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. The division also licenses book rights and content to paperback publishers, book clubs, Web sites, and other publishers and electronic businesses in the United States and abroad. CAT specializes in the development and delivery of computer-based testing solutions to corporations and associations worldwide.

Company Business as a Whole

     We derive approximately 90% of our annual revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September. Thus, we realize approximately 50% of net sales and a substantial portion of annual net income during the third quarter, making third-quarter results material to full-year performance. We also characteristically post a net loss in the first and fourth quarters of the year, when fewer educational institutions are making purchases.

     Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on Houghton Mifflin's year-to-year revenues. Although the loss of a single customer or a few customers would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can affect year-to-year revenue performance.

RESULTS OF OPERATIONS:
FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999 in thousands of dollars, except per share amounts

NET LOSS:

                                   Three months ended March 31,
                 --------------------------------------------------------------
                                                             Diluted loss
                                                               Per share
                                                         --------------------
                   2000               1999               2000            1999
                   ----               ----               ----            ----

Net loss         $(39,359)          $(36,953)          $  (1.37)       $  (1.29)
                 ========           ========           ========        ========

     For the quarter ended March 31, 2000, the consolidated net loss was $39.4 million, or $1.37 per share, compared to a net loss of $37.0 million, or $1.29 per share, for the same period in 1999. The 2000 first-quarter seasonal net loss was higher than last year's first-quarter loss due to higher selling costs related to greater sales opportunities in 2000 and higher product development costs due to spending to complete new programs for sale in 2000 and 2001, partially offset by higher sales.

NET SALES:

                                        Three months ended March 31,
                         -------------------------------------------------------
                                                            Increase (decrease)
                           2000            1999               $              %
                         -------          -------          -------         -----

K-12 Publishing          $62,404          $51,971          $10,433         20.1%

College Publishing        15,387           14,864              523          3.5%

Other                     20,703           17,446            3,257         18.7%
                         -------          -------          -------
     Total net sales     $98,494          $84,281          $14,213         16.9%
                         =======          =======          =======

     Net sales of $98.5 million for the quarter ended March 31, 2000 increased $14.2 million, or 16.9%, from $84.3 million reported in the first quarter of 1999. The K-12 Publishing segment's net sales of $62.4 million in the first quarter of 2000 increased $10.4 million, or 20.1%, from net sales of $52.0 million in the first quarter of 1999. The increase was attributable in part to increased sales of instructional materials in California. The May 1999 acquisition of Sunburst Communications also contributed to the K-12 Publishing segment's growth in the first quarter. The College Publishing segment's net sales rose

3.5% in the first quarter of 2000, to $15.4 million from $14.9 million in the first quarter of 1999. The Other segment's net sales in the first quarter of 2000 increased $3.3 million, or 18.7%, to $20.7 million from last year's first-quarter net sales of $17.4 million. This was primarily due to the Trade Division's higher sales of adult trade titles.

COSTS AND EXPENSES:

                                             Three months ended March 31,
                                       -----------------------------------------
                                                             Increase (decrease)
                                         2000        1999         $          %
                                       --------    --------    --------    -----

Cost of sales                          $ 65,284    $ 57,238    $  8,046    14.1%

Selling and administrative, excluding
   intangible asset amortization         83,828      74,329       9,499    12.8%

Intangible asset amortization             8,131       7,533         598     7.9%
                                       --------    --------    --------
          Total costs and expenses     $157,243    $139,100    $ 18,143    13.0%
                                       ========    ========    ========


Cost of sales:

     Cost of sales in the first quarter of 2000 increased $8.0 million, or 14.1%, to $65.3 million from $57.2 million in the first quarter of 1999. The increased cost of sales was due to higher manufacturing and royalty costs, which were the result of higher net sales, and increased editorial expenses and plate amortization incurred for new program development and product revisions in preparation for the sales opportunities in 2000 and beyond. As a result of higher net sales, cost of sales decreased as a percentage of sales, to 66.3% in the first quarter of 2000 from 67.9% in the first quarter of 1999.

Selling and administrative:

     In the first quarter of 2000, selling and administrative expenses, excluding intangible asset amortization, were $83.8 million, an increase of $9.5 million, or 12.8%, from $74.3 million in the first quarter of 1999. Higher selling and administrative expenses were partially offset by lower distribution costs. Selling expense increased due to expansion of the sales staff and higher sampling and promotional expenses relating to the greater number of sales opportunities in our markets in 2000 and beyond. Administrative costs increased primarily due to the inclusion of Sunburst

Communications, acquired in the second quarter of 1999, and higher spending on technology initiatives. Implementation of a new warehouse automation system and in-sourcing of the Trade Division's distribution function contributed to the lower distribution expenses. Due to higher net sales, selling and administrative expenses, excluding intangible asset amortization, decreased as a percentage of sales, to 85.1% in the first quarter of 2000 from 88.2% in the first quarter of 1999.

Intangible Asset Amortization:

     Due to the May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $8.1 million in the first quarter of 2000 from $7.5 million in the same period last year.

NET INTEREST EXPENSE:

     Net interest expense of $6.4 million for the first quarter of 2000 was $0.3 million lower than in the same period in 1999. The reduction was primarily due to the maturity of $65.3 million of SAILS in the third quarter of 1999.

INCOME TAXES:

     The income tax benefit increased $1.2 million, or 4.8%, over the same period last year. This increase was due to the higher operating loss and a decrease in the effective tax rate to 39.6% in the first quarter of 2000 from 40% in the first quarter of 1999. The decrease in the effective tax rate was due to a higher amount of non-deductible intangible asset amortization.

K-12 PUBLISHING:

     The operating loss for the K-12 Publishing segment increased $1.1 million, or 2.7%, to $42.8 million in the first quarter of 2000 from $41.7 million for the same period in 1999. The increase in the operating loss was primarily due to higher editorial expense, plate amortization, and selling and administrative costs, partially offset by higher net sales and lower distribution costs. Increased editorial expenses and plate amortization were incurred for new product development and product revisions in preparation for sales opportunities in the year 2000 and beyond. The increase in selling expenses was due to expansion of the sales staff and higher sampling and promotional expenses related to the increased sales opportunities in 2000. Administrative costs increased primarily due to the inclusion of Sunburst Communications, acquired in the second quarter of 1999. Lower distribution expenses were primarily due to the implementation of a new warehouse automation system.

COLLEGE PUBLISHING:

     The College Publishing segment's operating loss was $11.0 million in the first quarter of 2000, compared to $8.9 million for the same period in 1999. The increase in the operating loss was primarily due to higher editorial costs and selling and administrative expenses. Increased editorial expenses were incurred for new program development for sales opportunities in the year 2000 and beyond. The increase in selling expenses was due to the expansion of the sales staff and sampling costs for sales opportunities in 2000. Administrative expenses rose due to additional costs related to technology initiatives.

OTHER:

     The Other segment's operating loss was $4.9 million in the first quarter of 2000 compared to $4.2 million in the same period in 1999. The increased operating loss was primarily due to higher royalty and administrative expenses, partially offset by higher sales. The higher royalty costs were due to product mix, as the sale of adult trade titles, which carry higher royalty costs, increased in the quarter. Administrative costs rose as spending increased on technology initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     Houghton Mifflin's principal businesses are seasonal, with almost 90% of annual revenues derived from educational publishing in the K-12 and College Publishing segments, markedly seasonal businesses. We realize approximately 50% of net sales and a substantial portion of net income during the third quarter and characteristically post a net loss in the first and fourth quarters of the year.

     This sales seasonality affects our operating cash flow. Houghton Mifflin normally incurs a net cash deficit from all of our activities through the middle of the third quarter of the year. We fund the deficit through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

     During the first quarter of 2000, Houghton Mifflin used $5.5 million of cash on hand at year-end 1999, as well as $63.8 million of net borrowings, to cover our seasonal operating loss and working capital needs and to fund publishing and capital investments. During the first quarter of 1999, Houghton Mifflin used $56.5 million of net borrowings to cover our seasonal working capital needs and to fund publishing and capital investments.

     Net cash used in operating activities was $40.2 million in the first quarter of 2000, a $16.1 million increase from the $24.1 million of cash used in operating activities during the first quarter of 1999. Net loss excluding non-cash items increased by $0.1 million. Changes in operating assets and liabilities used $16.0 million more cash during the first quarter of 2000 than in the same period in 1999 due to higher accounts receivable and inventories and higher taxes paid. Higher accounts receivable was primarily due to the timing of sales, as first-quarter sales in 2000 increased significantly over the first quarter of 1999. Inventory levels increased in anticipation of greater sales opportunities in 2000.

     Cash required for investing activities was $24.4 million in the first quarter of 2000, an increase of $2.0 million from the $22.5 million used in the same period in 1999. Higher plate expenditures due to increased investment in new products for sales opportunities in 2000 and beyond were partially offset by the acquisition of The Little Planet Literacy Series and a contingent consideration payment related to the acquisition of CAT included in the first quarter of 1999.

     Net proceeds from financing activities increased by $12.0 million in the first quarter of 2000 from the same period in 1999. Houghton Mifflin's net borrowings increased by $7.3 million in the first quarter of 2000 as compared to the same period in 1999. In the first quarter of 2000, Houghton Mifflin made common stock repurchases totaling approximately $4.7 million, $2.8 million less than the same period last year.

     Houghton Mifflin currently expects that positive cash flow from operations for the full year 2000 will be sufficient to finance the Virtual Learning Technologies acquisition, fund publishing capital expenditures and dividend payments as well as to repay by year-end a portion of the debt outstanding at the beginning of 2000. We intend to continue using the short-term debt market, primarily commercial paper, for seasonal liquidity needs.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For financial market risks related to changes in interest rates and equity prices, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     Due to the seasonal nature of its business, Houghton Mifflin's borrowings under its commercial paper program typically increase through the third quarter of each year. The outstanding commercial paper balance was $105.2 million at March 31, 2000, $21.4 million at December 31, 1999, and $38.4 million at March 31, 1999. The average interest rate on the commercial paper for the three months ended March 31, 2000 was 5.99%. The carrying value of the commercial paper equals fair value due to the short-term maturity of the instrument.

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders

                  None

     Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit No. (10)(iii)(A)

              Houghton Mifflin Company 2000 Chief Executive Officer Incentive Compensation Plan

              Houghton Mifflin Company 2000 Senior Executive Incentive Compensation Plan

              Houghton Mifflin Company 2000 Senior Management and Director Stock Purchase Plan

              Option Grant and Exercise Agreement

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

                                                 HOUGHTON MIFFLIN COMPANY
                                                 ------------------------
                                                       Registrant


     Dated: May 15, 2000                             /s/ Gail Deegan
                                                 ------------------------
                                                       Gail Deegan
                                                 Executive Vice President,
                                                  Chief Financial Officer


     Dated: May 15, 2000                            /s/ David R. Caron
                                                 ------------------------
                                                      David R. Caron
                                                 Vice President, Corporate
                                                        Controller