Form 10-Q
period 2000-06-30
HOUGHTON MIFFLIN CO
filed 2000-08-09
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD FROM APRIL 1, 2000 TO JUNE 30, 2000

                          COMMISSION FILE NUMBER 1-5406

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from .............. to .................


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


                                 NOT APPLICABLE
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]       No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000.

           Class                           Outstanding at July 31, 2000
-------------------------------            ----------------------------
Common Stock, $1 par value                          30,586,962
Preferred Stock Purchase Rights                     30,586,962



                                     1 of 32

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX



                                                                        Page No.
Part I. Financial Information

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
         June 30, 2000 and 1999 and December 31, 1999                    3 - 4


     Condensed Consolidated Statements of Income,
         Comprehensive Income, and Retained Earnings   --
         Three Months Ended June 30, 2000 and 1999                           5


     Condensed Consolidated Statements of Operations,
         Comprehensive Loss, and Retained Earnings   --
         Six Months Ended June 30, 2000 and 1999                             6


     Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2000 and 1999                             7


     Notes to Unaudited Condensed Consolidated
         Financial Statements                                           8 - 14


   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        15 - 29


   Item 3. Quantitative and Qualitative Disclosures About Market Risk       30



Part II.  Other Information

   Item 4. Submission of Matters to a Vote of
            Security Holders                                                31

   Item 6. Exhibits and Reports on Form 8-K                                 31

            Signatures                                                      32

                            HOUGHTON MIFFLIN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                 June 30,         June 30,         December 31,
                                   2000             1999               1999
                                 --------         --------         ------------

ASSETS

Current assets
 Cash and cash equivalents      $  11,425        $   7,698          $  12,041
 Marketable securities and
  time deposits available
  for sale, at fair value             638           11,079                638

 Accounts receivable              215,046          197,237            178,887
  Less: allowance for bad
  debts and book returns           19,396           17,450             31,207
                               ----------       ----------         ----------
                                  195,650          179,787            147,680

 Notes receivable                   2,510              597              1,633

 Inventories
  Finished goods                  208,584          183,308            152,818
  Work in process                   7,335            4,009              5,584
  Raw materials                     9,975            5,739              5,826
                               ----------       ----------         ----------
                                  225,894          193,056            164,228

 Deferred and refundable
  income taxes                     53,614           52,716             35,889
 Prepaid expenses                   9,036            9,005              3,000
                               ----------       ----------         ----------
  Total current assets            498,767          453,938            365,109

 Property, plant, and equipment
  (net of accumulated
  depreciation and amortization
  of $84,657 at June 30, 2000,
  $71,559 at June 30, 1999, and
  $76,787 at December 31, 1999)    75,938           59,715             73,342

 Book plates (net of accumulated
  amortization of $94,694 at
  June 30, 2000, $108,853 at
  June 30, 1999 and $115,222
  at December 31, 1999)           130,026           91,533             98,894

 Goodwill and other intangible
  assets, net                     448,594          460,150            452,338

 Other assets                      52,601           50,507             49,060
                               ----------       ----------         ----------
                               $1,205,926       $1,115,843         $1,038,743
                               ==========       ==========         ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     June 30,         June 30,      December 31,
                                      2000              1999            1999
                                   -----------      ----------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                  $  72,788        $  62,622       $  55,601
 Commercial paper                    249,046          185,586          21,358
 Royalties                            29,002           25,948          51,141
 Salaries, wages, and
  commissions                         14,370            9,610          29,814
 Other accrued expenses               34,744           32,865          31,246
 Current portion of
  long-term debt                      50,029           83,468          70,037
                                  ----------       ----------      ----------
   Total current liabilities         449,979          400,099         259,197

 Long-term debt                      254,693          304,630         254,638
 Accrued royalties payable             2,163            1,157             967
 Other liabilities                    36,113           30,210          33,406
 Accrued postretirement
   benefits                           29,592           29,144          29,213
 Deferred income taxes                28,301           15,601          28,301

Stockholders' equity
  Preferred stock, $1 par
   value; 500,000 shares
   authorized, none issued                --               --              --
  Common stock, $1 par value;
   (70,000,000 shares
   authorized; 31,740,183
   shares issued at
   June 30, 2000,
   30,930,077 shares
   issued at June 30, 1999,
   and 31,098,023 shares
   issued at December 31,
   1999)                              31,740           30,930          31,098
 Capital in excess of
  par value                          133,999          105,194         108,627
 Retained earnings                   360,605          294,882         392,225
                                  ----------       ----------      ----------
                                     526,344          431,006         531,950

 Notes receivable from stock
  purchase agreements                (15,672)          (4,665)         (4,645)
 Unearned compensation related
  to restricted stock                 (2,881)          (2,674)         (3,029)
 Common shares held in treasury,
  at cost (1,179,926 shares at
  June 30, 2000, 718,843
  shares at June 30, 1999 and
  1,045,493 shares at December 31,
  1999)                              (41,681)         (23,468)        (36,411)
 Benefits Trust assets, at market    (61,025)         (61,496)        (54,844)
 Accumulated other comprehensive
  loss                                    --           (3,701)             --
                                  ----------       ----------      ----------
    Total stockholders' equity       405,085          335,002         433,021
                                  ----------       ----------      ----------
                                  $1,205,926       $1,115,843      $1,038,743
                                  ==========       ==========      ==========




See accompanying notes to unaudited condensed consolidated financial statements

                            HOUGHTON MIFFLIN COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                    THREE MONTHS ENDED JUNE 30, 2000 AND 1999
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                      2000            1999
                                                    --------        --------
Net sales by industry segment:
 K-12 Publishing                                    $203,650        $178,105
 College Publishing                                   22,997          21,861
 Other                                                24,139          20,917
                                                    --------        --------
                                                     250,786         220,883

Costs and expenses:
 Cost of sales                                       110,086         101,626
 Selling and administrative                          105,034          96,688
 Acquired in-process research and development          1,300              --
                                                    --------        --------
                                                     216,420         198,314

Operating income                                      34,366          22,569

Other income (expense):
 Net interest expense                                 (8,512)         (8,450)
                                                    --------        --------
Income before taxes                                   25,854          14,119

Income tax provision                                  10,595           5,746
                                                    --------        --------

Net income                                            15,259           8,373

Other comprehensive income (loss), net of tax:
 Unrealized loss on available for sale securities         --          (2,465)
                                                    --------        --------
Comprehensive income                                $ 15,259        $  5,908
                                                    ========        ========

Retained earnings at beginning of period            $349,129        $290,116

Net income                                            15,259           8,373

Dividends paid                                        (3,783)         (3,607)
                                                    --------        --------
Retained earnings at end of period                  $360,605        $294,882
                                                    ========        ========

Earnings per share:
 Net income per share - basic                       $   0.52        $   0.29
 Net income per share - diluted                     $   0.52        $   0.29

Cash dividends paid per common share                $  0.130        $  0.125



See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS,
                   COMPREHENSIVE LOSS, AND RETAINED EARNINGS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                  2000                 1999
                                               ---------             ---------
Net sales by industry segment:
 K-12 Publishing                               $ 266,053             $ 230,076
 College Publishing                               38,385                36,726
 Other                                            44,842                38,362
                                               ---------             ---------
                                                 349,280               305,164

Costs and expenses:
 Cost of sales                                   175,370               158,863
 Selling and administrative                      196,992               178,549
 Acquired in-process research
  and development                                  1,300                    --
                                               ---------             ---------
                                                 373,662               337,412

Operating loss                                   (24,382)              (32,248)

Other income (expense):
 Net interest expense                            (14,941)              (15,220)
                                               ---------             ---------
Loss before taxes                                (39,323)              (47,468)

Income tax benefit                               (15,224)              (18,889)
                                               ---------             ---------

Net loss                                         (24,099)              (28,579)

Other comprehensive
  loss, net of tax:
 Unrealized loss on available
  for sale securities                                 --               (22,079)
                                               ---------             ---------
Comprehensive loss                             $ (24,099)            $ (50,658)
                                               =========             =========

Retained earnings at beginning
 of period                                     $ 392,225             $ 330,672

Net loss                                         (24,099)              (28,579)

Dividends paid                                    (7,521)               (7,211)
                                               ---------             ---------
Retained earnings at end
 of period                                     $ 360,605             $ 294,882
                                               =========             =========

Earnings per share:
 Net loss per share - basic                    $   (0.83)            $   (0.99)
 Net loss per share - diluted                  $   (0.83)            $   (0.99)

Cash dividends paid per common share           $   0.260             $   0.250



See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                            (UNAUDITED; IN THOUSANDS)

                                                     2000            1999
                                                   ---------       ---------
CASH FLOWS PROVIDED BY
 (USED IN) OPERATING ACTIVITIES
  Net loss                                         $ (24,099)      $ (28,579)
  Adjustments to reconcile net
   loss to net cash used in
   operating activities:
   Depreciation and amortization                      40,766          35,085
   Amortization of unearned
    compensation on restricted stock                     550             496
   Acquired in-process research
    and development                                    1,300              --

   Changes in operating assets and
    liabilities:
    Accounts receivable, net                         (46,998)        (33,680)
    Inventories                                      (61,666)        (40,115)
    Accounts payable                                  17,122          22,661
    Royalties, net                                   (21,438)        (25,667)
    Deferred and income taxes payable                (21,075)        (22,876)
    Salaries, wages, and commissions                 (15,509)        (18,175)
    Other, net                                         1,424           1,631
                                                   ---------       ---------

    NET CASH USED IN OPERATING ACTIVITIES           (129,623)       (109,219)

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES
  Book plate expenditures                            (47,359)        (22,150)
  Acquisition of publishing and
   technology assets                                 (14,589)        (42,760)
  Property, plant, and equipment expenditures        (10,590)        (11,201)
  Issuance of notes receivable                        (1,407)           (590)
                                                   ---------       ---------

    NET CASH USED IN INVESTING ACTIVITIES            (73,945)        (76,701)

CASH FLOWS PROVIDED BY (USED IN)
 FINANCING ACTIVITIES
  Dividends paid on common stock                      (7,521)         (7,211)
  Issuance of commercial paper                       227,688         123,692
  Issuance of long-term financing                         --          80,000
  Debt repayment                                     (20,030)            (39)
  Exercise of stock options                            6,936             759
  Purchase of treasury stock                          (4,734)         (7,580)
  Other                                                  613              44
                                                   ---------       ---------

    NET CASH PROVIDED BY FINANCING ACTIVITIES        202,952         189,665

Increase (decrease) in cash and
  cash equivalents                                      (616)          3,745
Cash and cash equivalents at
  beginning of period                                 12,041           3,953
                                                   ---------       ---------
Cash and cash equivalents at
  end of period                                    $  11,425       $   7,698
                                                   =========       =========

Supplementary disclosure of cash
  flow information:
   Income taxes paid                               $   5,521       $   1,216
   Interest paid                                   $  15,729       $  14,779


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

     The June 30, 1999 balance consisted primarily of equity securities. The fair market value of these securities, $10.4 million, was included as marketable securities in current assets, due to Houghton Mifflin's option and expectation to use them to redeem the remaining $65.3 million aggregate principal amount of its outstanding 6% Exchangeable Notes due 1999 - Stock Appreciation Income Linked Securities, or SAILS, due on August 1, 1999. Houghton Mifflin exercised its option and used the shares of INSO to redeem the SAILS in the third quarter of 1999.


(3)  ACQUISITIONS

     On May 3, 2000, Houghton Mifflin acquired the net assets of Virtual Learning Technologies, Inc., or VLT, an educational testing company that specializes in on-line assessments. VLT will be integrated into The Riverside Publishing Company. This acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $14.3 million paid to the former shareholders of VLT. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, including the acquired in-process research and development. A charge for acquired in-process research and development of $1.3 million was also recorded as part of the acquisition. Goodwill and other intangible assets of $12.5 million were recorded as part of the acquisition, and are being amortized on a straight-line basis over periods ranging from approximately 2 to 7 years.

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

     Since neither of the above acquisitions materially affect consolidated results, no pro forma information is provided.


(4) GOODWILL AND INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following:

                                                   June 30,         December 31,
                                              2000         1999         1999
                                            --------     --------   ------------
                                                      (in thousands)
     Goodwill                               $554,682     $555,598     $545,251
     Publishing rights                        24,634       17,724       24,874
     Other                                    15,330        4,000       15,860
     Less: accumulated amortization         (146,052)    (117,172)    (133,647)
                                            --------     --------     --------
     Total                                  $448,594     $460,150     $452,338
                                            ========     ========     ========


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

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--


(5)  EARNINGS PER SHARE

     The table below sets forth the computation of basic and diluted earnings per share for the three months ended June 30, 2000 and June 30, 1999 (in thousands, except per share amounts):


                                                            Three months ended
                                                                 June 30,
                                                             -----------------
                                                              2000      1999
                                                             -------   -------
Numerator:
    Net income                                               $15,259   $ 8,373

Denominator:
    Denominator for basic earnings per share:
       Weighted-average shares outstanding                    29,068    28,788

Effect of dilutive securities:
    Employee stock options                                       216       534
    Restricted stock                                               6        27
                                                             -------   -------
                                                                 222       561
Denominator for diluted earnings per share:
    Adjusted weighted-average shares
       outstanding and assumed conversions                    29,290    29,349
                                                             =======   =======

Basic earnings per share                                     $  0.52   $  0.29
                                                             =======   =======
Diluted earnings per share                                   $  0.52   $  0.29
                                                             =======   =======


     The table below sets forth the computation of basic and diluted loss per share for the six months ended June 30, 2000 and June 30, 1999 (in thousands, except per share amounts):

                                                           Six months ended
                                                               June 30,
                                                          --------------------
                                                            2000        1999
                                                          --------    --------
Numerator:
    Net loss                                              $(24,099)   $(28,579)

Denominator:
    Denominator for basic earnings per share:
       Weighted-average shares outstanding                  28,938      28,772

Effect of dilutive securities                                   --          --

Denominator for diluted earnings per share:
    Adjusted weighted-average shares
       outstanding and assumed conversions                  28,938      28,772
                                                          ========    ========

Basic loss per share                                      $  (0.83)   $  (0.99)
                                                          ========    ========
Diluted loss per share                                    $  (0.83)   $  (0.99)
                                                          ========    ========

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--


(5)  EARNINGS PER SHARE - continued

     Options to purchase 41,000 shares of common stock were outstanding at June 30, 2000, and options to purchase 22,000 shares of common stock were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares, and therefore, the effect would have been anti-dilutive.

     For the six months ended June 30, 2000 and 1999, no dilutive securities were included in the computation of diluted earnings per share because Houghton Mifflin had a net loss, and the effect would have been anti-dilutive.


(6)  SEGMENT AND RELATED INFORMATION

     Houghton Mifflin has eight divisions with separate management teams and infrastructures that offer different products and services. These divisions have been aggregated in three reportable segments based on the similar nature of their products and services, the nature of the production process, class of customers, and distribution method, as follows:

K-12 Publishing: This segment consists of five divisions: School Division, McDougal Littell Inc., Great Source Education Group, Inc., Sunburst Technology Corporation and The Riverside Publishing Company. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

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

     Summarized financial information concerning Houghton Mifflin's reportable segments is shown in the following tables. The "Other" column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," nonrecurring items, and as it relates to segment profit (loss), income and expense not allocated to reportable segments.


     THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999:

                                          K-12        COLLEGE
                                        PUBLISHING    PUBLISHING    OTHER     CONSOLIDATED
                                        ----------    ----------    -----     ------------
                                                         (in thousands)


2000
Net sales from external customers       $203,650      $22,997     $24,139      $250,786
Segment operating income (loss)           41,271       (5,390)     (1,515)       34,366

1999
Net sales from external customers        178,105       21,861      20,917       220,883
Segment operating income (loss)           33,186       (6,101)     (4,516)       22,569



RECONCILIATION OF SEGMENT INCOME TO THE CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS:

                                                               June 30,
                                                           2000         1999
                                                          -------     --------
                                                             (in thousands)

Total income from reportable segments                     $ 34,366    $ 22,569
Unallocated expense:
   Net interest expense                                     (8,512)     (8,450)
                                                          --------    --------
Income before taxes                                       $ 25,854    $ 14,119
                                                          ========    ========

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued


(6) SEGMENT AND RELATED INFORMATION - continued

    SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999:


                                                   K-12             COLLEGE
                                                PUBLISHING         PUBLISHING           OTHER           CONSOLIDATED
                                                ----------         ----------           -----           ------------
                                                                           (in thousands)
2000
Net sales from external customers                 $266,053           $38,385            $44,842            $349,280
Segment operating loss                              (1,676)          (16,266)            (6,440)            (24,382)

1999
Net sales from external customers                 230,076             36,726             38,362             305,164
Segment operating loss                             (8,498)           (15,001)            (8,749)            (32,248)



RECONCILIATION OF SEGMENT LOSSES TO THE CONSOLIDATED CONDENSED STATEMENTS OF
OPERATIONS:

                                                                June 30,
                                                            2000        1999
                                                          --------    --------
                                                             (in thousands)

Total loss from reportable segments                       ($24,382)   ($32,248)
Unallocated income (expense):
   Net interest expense                                    (14,941)    (15,220)
                                                          --------    --------
Loss before taxes                                         ($39,323)   ($47,468)
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


(8)  PENDING ACCOUNTING PRONOUNCEMENTS

     In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which must be adopted no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Houghton Mifflin is currently evaluating the effects of implementing this SAB.

     On March 31, 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, which will be effective beginning July 1, 2000. Houghton Mifflin is currently evaluating the effects of implementing this FASB Interpretation.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued


(9)  SUBSEQUENT EVENTS

     At its July 26, 2000 meeting, the Board of Directors declared a quarterly dividend of $0.13 per share, payable on August 23, 2000, to shareholders of record on August 9, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report includes forward-looking statements which reflect Houghton Mifflin's current views about future events and financial performance. Words such as "believe," "expect," "anticipate," and other similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) cost of development and market acceptance of our educational and testing products and services; (ii) the seasonal and cyclical nature of our educational sales; (iii) possible changes in funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational and testing products and services and shifts in timing of purchases;
(iv) changes in purchasing patterns in elementary and secondary school and college markets; (v) changes in the competitive environment, including those which could adversely affect selling expenses; (vi) regulatory changes which could affect the purchase of educational and testing products and services;
(vii) strength of the retail market for general-interest publications and market acceptance of newly published titles and new electronic products; (viii) delays or unanticipated expenses in connection with development of new CAT products or establishment of CAT testing facilities; (ix) operating and capital needs risks that could impair investments in equity securities; and (x) other factors detailed from time to time in Houghton Mifflin's filings with the Securities and Exchange Commission.


     Houghton Mifflin's principal business is publishing, and our operations are classified in three operating segments: K-12 Publishing, College Publishing, and Other.

K-12 Publishing

     This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

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

RESULTS OF OPERATIONS:
SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

NET INCOME:
                                               Three months ended June 30,
                                           ------------------------------------
                                                               Diluted earnings
                                                               (loss) per share
                                             2000        1999      2000    1999
                                           --------    -------    -----   -----

Income after tax, but
 excluding infrequent items:               $ 16,039    $ 8,373    $0.55   $0.29

Acquired in-process research
 and development,                              (780)        --    (0.03)     --
 net of taxes
                                           --------    -------    -----   -----
Net income                                 $ 15,259    $ 8,373    $0.52   $0.29
                                           ========    =======    =====   =====

     For the quarter ended June 30, 2000, consolidated net income was $15.3 million, or $0.52 per share, compared to net income of $8.4 million, or $0.29 per share, for the same period in 1999.

     Income after tax, but excluding infrequent items, for the second quarter of 2000 was $16.0 million, or $0.55 per share, compared to $8.4 million, or $0.29 per share, in the second quarter of 1999. The primary reasons for the increase were higher net sales, operating efficiencies, and greater proportion of more profitable products being sold, partially offset by higher selling costs related to greater sales opportunities in 2000 and higher intangible asset amortization. In the second quarter of 2000, the acquisition of Virtual Learning Technologies, Inc., or VLT, included the purchase of certain technology under research and development, which resulted in a charge of $1.3 million ($0.8 million after tax), or $0.03 per share.

NET SALES:
                                               Three months ended June 30,
                                        ---------------------------------------
                                                             Increase (decrease)
                                          2000       1999        $          %
                                        --------   --------   --------     ----

K-12 Publishing                         $203,650   $178,105   $ 25,545     14.3%

College Publishing                        22,997     21,861      1,136      5.2

Other                                     24,139     20,917      3,222     15.4

                                        --------   --------   --------     ----
     Total net sales                    $250,786   $220,883   $ 29,903     13.5%
                                        ========   ========   ========     ====

     Net sales of $250.8 million for the quarter ended June 30, 2000 increased $29.9 million, or 13.5%, from

$220.9 million reported in the second quarter of 1999. The K-12 Publishing segment's net sales of $203.7 million in the second quarter of 2000 increased $25.5 million, or 14.3%, from net sales of $178.1 million in the second quarter of 1999. All divisions in the K-12 Publishing segment reported increased revenues, attributable in part to increased sales of instructional materials in California and Texas. The May 1999 acquisition of Sunburst Communications also contributed to the K-12 Publishing segment's growth in the second quarter. The College Publishing segment's net sales rose 5.2% in the second quarter of 2000, to $23.0 million from $21.9 million in the second quarter of 1999. The Other segment's net sales in the second quarter of 2000 increased $3.2 million, or 15.4%, to $24.1 million from last year's second-quarter net sales of $20.9 million. This was primarily due to the Trade Division's higher sales of adult trade titles and the sale of publishing rights.

COSTS AND EXPENSES:

                                               Three months ended June 30,
                                        ---------------------------------------
                                                             Increase (decrease)
                                            2000       1999      $         %
                                        --------   --------   --------    ---

Cost of sales                           $110,086   $101,626   $  8,460     8.3%

Selling and administrative, excluding
 intangible asset amortization            96,520     88,828      7,692     8.7

Intangible asset amortization              8,514      7,860        654     8.3

Acquired in-process research
 and development                           1,300         --      1,300      --
                                        --------   --------   --------     ---
     Total costs and expenses           $216,420   $198,314   $ 18,106     9.1%
                                        ========   ========   ========     ===



Cost of sales:

     Cost of sales in the second quarter of 2000 increased $8.5 million, or 8.3%, to $110.1 million from $101.6 million in the second quarter of 1999. The increased cost of sales was due to higher manufacturing and royalty costs, which were the result of higher net sales, and increased plate amortization incurred for new program development and product revisions in preparation for sales opportunities in 2000 and beyond. As a percent of sales, cost of sales decreased to 43.9% in the second quarter of 2000 from 46.0% in the second quarter of 1999. Manufacturing costs and editorial expenses declined as percents of net sales. Lower manufacturing costs as a percent of net sales were due to a greater proportion of more profitable products being sold as well as continued cost control. Editorial costs have begun to decline as a percent of net sales, reflecting the winding down of the current product development schedule; this was partially offset by new product development, particularly in Internet and other technology initiatives.

Selling and administrative:

     In the second quarter of 2000, selling and administrative expenses, excluding intangible asset amortization, were $96.5 million, an increase of $7.7 million, or 8.7%, from $88.8 million in the second quarter of 1999. Higher selling expenses were partially offset by lower distribution and administrative costs. Selling expense increased due to higher sampling and implementation expenses relating to the greater number of sales opportunities in our markets in 2000. Implementation of a new warehouse automation system and in-sourcing of the Trade Division's distribution function contributed to the lower distribution costs. Administrative expenses decreased primarily due to completion of the Company's Y2K effort during 1999. Due to higher net sales and lower distribution and administrative costs, selling and administrative expenses, excluding intangible asset amortization, decreased as a percentage of sales, to 38.5% in the second quarter of 2000 from 40.2% in the second quarter of 1999.

Intangible asset amortization:

     Due to the May 2000 acquisition of VLT and May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $8.5 million in the second quarter of 2000 from $7.9 million in the same period last year.

NET INTEREST EXPENSE:

     Net interest expense of $8.5 million for the second quarter of 2000 was flat compared to the same period in 1999. Lower interest expense due to the maturity of $65.3 million of SAILS in the third quarter of 1999 was offset by higher seasonal borrowing needs and higher short-term interest rates.

INCOME TAXES:

     The income tax provision increased $4.8 million, or 84.4% over the same period last year. This increase was due to higher operating income and an increase in the effective tax rate to 41.0% in the second quarter of 2000 from 40.7% in the second quarter of 1999. The increase in the effective tax rate was due to a higher amount of non-deductible intangible asset amortization.

K-12 PUBLISHING:

     Operating income for the K-12 Publishing segment increased $8.1 million, or 24.4%, to $41.3 million in the second quarter of 2000 compared to $33.2 million in the second quarter of 1999. The resulting operating margin for the second quarter of 2000 was 20.3% compared to 18.6% in the second quarter of 1999. The increase in the operating margin was primarily due to higher net sales and lower distribution and administrative costs, partially offset by higher selling expenses and the acquired in-process research and development charge related to the VLT acquisition. The decrease in distribution costs was due to benefits from the new warehouse systems implemented over the last two years. Administrative costs were lower due to the completion of our Y2K initiative at the end of 1999. The increase in selling expenses was due to higher sampling and implementation expenses related to the increase in sales opportunities in 2000.

COLLEGE PUBLISHING:

     The College Publishing segment's operating loss was $5.4 million in the second quarter of 2000 compared to $6.1 million for the same period in 1999. The decrease in the operating loss was primarily due to higher net sales and lower manufacturing and distribution costs, partially offset by higher editorial and selling expenses. Lower manufacturing costs were due to a greater proportion of more profitable products being sold as well as continued cost control. Lower distribution expenses were primarily due to the continued benefits of implementing a new warehouse automation system. Increased editorial expenses were incurred for new program development for sales opportunities in the year 2000 and beyond. The increase in selling costs was primarily due to the higher sampling costs for sales opportunities in 2000.

OTHER:

     The Other segment's operating loss was $1.5 million in the second quarter of 2000 compared to $4.5 million in the same period in 1999. The decreased operating loss was primarily due to higher net sales and lower manufacturing and distribution costs in the Trade Division, partially offset by higher administrative costs. Lower manufacturing costs were due to a greater proportion of more profitable products being sold. Distribution expenses decreased due to the in-sourcing of the Trade Division's distribution function. Administrative costs rose as spending increased on technology initiatives.


SIX MONTHS ENDED JUNE 30, 2000 AND 1999
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

NET LOSS:
                                           Six months ended June 30,
                                   --------------------------------------------
                                                              Diluted loss per
                                                                   share
                                    2000        1999         2000          1999
                                    ----        ----         ----          ----

Loss after tax, but excluding
 infrequent items:                 $(23,319)   $(28,579)   $(0.81)      $(0.99)

Acquired in-process research
 and development,
net of taxes                           (780)         --     (0.03)          --
                                   --------    --------    ------       ------
Net loss                           $(24,099)   $(28,579)   $(0.83)      $(0.99)
                                   ========    ========    ======       ======


     The consolidated net loss for the six months ended June 30, 2000 was $24.1 million, or $0.83 per share, compared to a net loss of $28.6 million, or $0.99 per share, for the same period in 1999.

     The loss after tax, but excluding infrequent items, for the six months ended June 30, 2000 was $23.3 million, or $0.81 per share, compared to $28.6 million, or $0.99 per share, for the same period in 1999. The improvement in first-half 2000 results was due to higher net sales and more efficient operations, partially offset by higher selling and product development costs.

     The acquisition of VLT included the purchase of certain technology under research and development, which resulted in a one-time charge of $1.3 million ($0.8 million after tax), or $0.03 per share.

NET SALES:
                                            Six months ended June 30,
                                  --------------------------------------------
                                                           Increase (decrease)
                                    2000       1999         $            %
                                  --------   --------    ---------    --------

K-12 Publishing                   $266,053   $230,076    $35,977        15.6%

College Publishing                  38,385     36,726      1,659         4.5

Other                               44,842     38,362      6,480        16.9

                                  --------   --------    -------        ----
     Total net sales              $349,280   $305,164    $44,116        14.5%
                                  ========   ========    =======        ====


     Net sales for the six months ended June 30, 2000 were $349.3 million, an increase of 14.5% from the $305.2 million reported in the same period in 1999. The K-12 Publishing segment's net sales increased $36.0 million, or 15.6%, to $266.1 million in the six months ended June 30, 2000 from net sales of $230.1 million in the same period in 1999. The increase was due to higher net sales in all divisions in the K-12 Publishing segment due to greater sales opportunities, new product offerings, and robust funding in California. The increase was also due to sales of multimedia instructional materials acquired with Sunburst Communications in May 1999. The College Publishing segment's net sales of $38.4 million in the first half of 2000 increased $1.7 million, or 4.5%, from $36.7 million in the same period in 1999. The Other segment's net sales for the six months ended June 30, 2000 increased $6.5 million, or 16.9%, to $44.8 million from $38.4 million in the first half of 1999. This was primarily due to increased sales from the Trade Division's adult list and publishing rights.

COSTS AND EXPENSES:
                                               Six months ended June 30,
                                        ----------------------------------------
                                                             Increase (decrease)
                                          2000       1999        $         %
                                        --------   --------   --------   ----

Cost of sales                           $175,370   $158,863   $ 16,507     10.4%

Selling and administrative,
 excluding intangible asset
 amortization                            180,347    163,156     17,191     10.5

Intangible asset amortization             16,645     15,393      1,252      8.1

Acquired in-process research
 and development                           1,300         --      1,300       --
                                        --------   --------   --------     ----
   Total costs and expenses             $373,662   $337,412   $ 36,250     10.7%
                                        ========   ========   ========     ====

Cost of sales:

     During the six months ended June 30, 2000, cost of sales increased $16.5 million, or 10.4%, to $175.4 million from $158.9 million during the same period in 1999. The increased cost of sales was due to higher manufacturing and royalty costs, which were the result of higher net sales, and increased editorial and plate amortization incurred for new program development and product revisions in preparation for sales opportunities in 2000 and beyond. As a result of higher net sales, cost of sales decreased as a percentage of sales, to 50.2% in 2000 from 52.1% in 1999.


Selling and administrative:

     For the six months ended June 30, 2000, selling and administrative expenses, excluding intangible asset amortization, were $180.3 million, an increase of $17.2 million, or 10.5%, from $163.2 million for the same period in 1999. The primary reasons for this increase were higher selling costs related to sales opportunities in 2000 and beyond, the additional selling and administrative costs for the operations of Sunburst, and the increased spending on technology initiatives. The increases were partially offset by lower distribution costs. Implementation of a new warehouse automation system in 1999 and in-sourcing of the Trade Division's distribution function contributed to the lower distribution costs. As a percent of sales, selling and administrative expense decreased to 51.6% for the six months ended June 30, 2000 compared to 53.5% in the first six months of 1999.


Intangible Asset Amortization:

     Due to the May 2000 acquisition of VLT and the May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $16.6 million in the six months ended June 30, 2000 from $15.4 million in the same period last year.

NET INTEREST EXPENSE:

     Net interest expense for the six months ended June 30, 2000 decreased by $0.3 million to $14.9 million from $15.2 million for the same period in 1999. The reduction was primarily due to the maturity on August 2, 1999 of $65.3 million of SAILS, mostly offset by higher seasonal borrowing needs and higher short-term interest rates.


INCOME TAX PROVISION:

     The income tax benefit decreased $3.7 million, or 19.4%, over the same period last year. The decrease was due to the lower operating loss in 2000 and decrease in the effective tax rate to 38.7% in the first six months of 2000 from 39.8% for the same period in 1999. The decrease in the effective tax rate was due to a higher amount of non-deductible intangible asset amortization.


K-12 PUBLISHING:

     The operating loss for the K-12 Publishing segment decreased $6.8 million, or 80.3%, to $1.7 million in the first half of 2000 from $8.5 million for the same period of 1999. The decrease in the operating loss was primarily due to higher net sales in all divisions and decreased distribution costs, partially offset by higher cost of sales and selling expenses and the acquired in-process research and development charge related to the VLT acquisition. Lower distribution expenses were primarily due to the implementation of a new warehouse automation system. Cost of sales rose due to higher manufacturing and royalty costs, which were the result of higher net sales and higher editorial expense and plate amortization for new product development and product revisions in preparation for sales opportunities in the year 2000 and beyond. The increase in selling expense was due to higher sampling and implementation expense related to the increase in sales opportunities in 2000.


COLLEGE PUBLISHING:

     The College Publishing segment's operating loss was $16.3 million in the first half of 2000, compared to $15.0 million for the same period in 1999. The increase in the operating loss was primarily due to higher editorial costs and selling and administrative expenses. Increased editorial expenses were incurred for new program development for sales opportunities in the year 2000 and beyond. The increase in selling expenses was primarily due to sampling costs for sales opportunities in 2000. Administrative expenses rose due to additional costs related to technology initiatives.


OTHER:

     The Other segment's operating loss was $6.4 million during the six months ended June 30, 2000 compared to $8.7 million in the same period of 1999. The decrease in operating loss was primarily due to higher net sales and lower distribution expenses in the Trade Division.

LIQUIDITY AND CAPITAL RESOURCES

     Houghton Mifflin's principal businesses are seasonal, with almost 90% of annual revenues derived from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. We realize approximately 50% of net sales and a substantial portion of net income during the third quarter and characteristically post a net loss in the first and fourth quarters of the year.

     This sales seasonality affects our operating cash flow. Houghton Mifflin normally incurs a net cash deficit from all of our activities through the middle of the third quarter of the year. We fund the deficit through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

     During the six months ended June 30, 2000, Houghton Mifflin used $207.7 million of net borrowings to cover our seasonal operating loss and working capital needs and to fund publishing and capital investments. During the six months ended June 30, 1999, Houghton Mifflin used $203.7 million of net borrowings to cover our seasonal working capital needs and to fund publishing and capital investments.

      Net cash used in operating activities was $129.6 million during the six months ended June 30, 2000, a $20.4 million increase from the $109.2 million of cash used in operating activities during the same period in

1999. Net income excluding non-cash items increased by $11.5 million. Changes in operating assets and liabilities used $31.9 million more cash during the six months ended June 30, 2000 than in the same period in 1999 due to higher accounts receivable and inventories. Higher accounts receivable was primarily due to the timing of sales, as second-quarter sales in 2000 increased significantly over the second quarter of 1999. Inventory levels increased in anticipation of greater sales opportunities in 2000.

     Cash used for investing activities was $73.9 million during the six months ended June 30, 2000, a decrease of $2.8 million from the $76.7 million required in the same period in 1999. The decrease was principally due to the May 1999 acquisition of Sunburst Communications, partially offset by the May 2000 acquisition of VLT, and higher plate expenditures due to increased investments in new products for sales opportunities in 2000 and beyond.

     Net proceeds from financing activities increased by $13.3 million during the six months ended June 30, 2000 from the same period in 1999. Houghton Mifflin's net borrowings increased by $4.0 million during the six months ended June 30, 2000 as compared to the same period in 1999. For the six months ended June 30, 2000, Houghton Mifflin made common stock repurchases totaling approximately $4.7 million, $2.8 million less than the same period last year.

     Houghton Mifflin currently expects that positive cash flow from operations for the full year 2000 will be sufficient to fund publishing capital expenditures and dividend payments as well as to repay by year-end a portion of the debt outstanding at the beginning of 2000. We intend to continue using the short-term debt market, primarily commercial paper, for seasonal liquidity needs.


ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of VLT in May 2000, Houghton Mifflin wrote off in-process research and development totaling $1.3 million ($0.8 million after tax) in the second quarter of 2000. The charge was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative use. This amount represents an allocation of the purchase price related to new versions of

CyberSTAR and ActNow!.

     CyberSTAR is a web-based assessment product specifically targeted at the K-12 market that provides student testing, scoring, and reporting of test questions. The CyberSTAR in-process project will replace the existing CyberSTAR product and will include the following features and functions: (1) test formatting/printing which will allow for production of a test booklet from CyberSTAR; (2) database storage, which involves storing test results to a new area of the database and production of reports from that new area; (3) grouping student specific records written in Java which will replace the existing Visual Basic Code that exists around student and course management; and (4) a portal, which provides on-line delivery of the test and view of the grade report.

     ActNow! is a complete web-based training program that offers educational professionals anytime, anywhere precision training in a wide variety of industry standard desktop software applications. The ActNow! in-process project involves the creation of fully web-enabled delivery software; the current ActNow! product delivers assessments from the local PC drive.

     Houghton Mifflin anticipates that the products using the acquired in-process research and development will be released during 2000. We expect that the acquired in-process research and development will be successfully developed, but we can not be sure that the products will be commercially successful.

     The nature of the efforts required to develop the acquired in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that the products can meet design specifications, including functions, features and technical performance requirements.

     We determined the value of the acquired in-process research and development by estimating the projected net cash flows related to the products and the stage of completion of the products and discounting these cash flows to the net present value. We based the resulting projected net cash flows on management's estimates of revenues and operating profits related to the products. The revenue estimates we used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by Houghton Mifflin and our competitors. The rates utilized to discount the net cash flows to the net present value were based on a discount rate of 30% for CyberSTAR and 25% for ActNow!. These discount rates took into account the time value of money and investment risk factors described above.

     The stage of completion at the time of acquisition was 29% for CyberSTAR and 41% for ActNow!. The expected cost to complete is $0.3 million for CyberStar and $0.2 million for ActNow!, and both projects are expected to be completed by September 2000.

     The estimates used by Houghton Mifflin in valuing the in-process research and development were based upon assumptions we believe to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. Any such variances may adversely affect the sales and profitability of future periods. Additionally, the value of other intangible assets may become impaired.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     For financial market risks related to changes in interest rates and equity prices, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     Due to the seasonal nature of our business, Houghton Mifflin's borrowings under our commercial paper program typically increase through the third quarter of each year. The outstanding commercial paper balance was $249.0 million at June 30, 2000, $21.4 million at December 31, 1999, and $185.6 million at June 30, 1999. The average interest rate on the commercial paper for the six months ended June 30, 2000 was 6.48%. The carrying value of the commercial paper equals fair value due to the short-term maturity of the instrument.

PART II.  OTHER INFORMATION


     Item 4. Submission of Matters to a Vote of Security Holders


               At the Annual Meeting of Stockholders on April 26, 2000, at which a quorum was present, the stockholders approved the following proposals by the number of shares of common stock voted as noted:

          Proposal #1 - Election of Class II Directors for a three-year term:


                                               Number of Shares
                                         Voted For          Withheld
                                        -----------         --------

          James O. Freedman             25,446,205           171,720
          Charles R. Longsworth         25,440,386           177,539
          Alfred L. McDougal            25,446,836           171,089




          The following directors continued their terms in office: Nader F. Darehshori, Michael Goldstein, Gail H. Klapper, Claudine B. Malone, Ralph Z. Sorenson, and Robert J. Tarr, Jr.

          Proposal #2 - Ratification of Ernst & Young LLP as independent auditors for the fiscal year ended December 31, 2000.

                        For                            25,567,579
                        Against                            15,449
                        Abstained                          34,897


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


                                         HOUGHTON MIFFLIN COMPANY

                                         -------------------------
                                                Registrant


Dated:  August 9, 2000                      /s/ Gail Deegan
                                          --------------------------
                                                 Gail Deegan
                               Executive Vice President, Chief Financial Officer


Dated:  August 9, 2000                     /s/ David R. Caron
                                          ---------------------------
                                                David R. Caron
                                     Vice President, Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


EXHIBIT NO   DESCRIPTION OF DOCUMENT                 PAGE NUMBER IN THIS REPORT

 (27)        Financial Data Schedule