Form 10-Q
period 2000-09-30
HOUGHTON MIFFLIN CO
filed 2000-11-14
CIK 48638

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD FROM JULY 1, 2000 TO SEPTEMBER 30, 2000
                          COMMISSION FILE NUMBER 1-5406

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                         EXCHANGE ACT OF 1934

 For the transition period from ............... to ...........................


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


                                 NOT APPLICABLE
                                 ---------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes  [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.

          Class                               Outstanding at October 31, 2000
-------------------------------               -------------------------------
  Common Stock, $1 par value                           30,041,992
Preferred Stock Purchase Rights                        30,041,992

===============================================================================

                                     1 of 38

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                       Page No.
Part I. Financial Information

   Item 1. Financial Statements

     Condensed Consolidated Balance Sheets
         September 30, 2000 and 1999 and December 31, 1999              3 - 4

     Condensed Consolidated Statements of Income,
         Comprehensive Income, and Retained Earnings   --
         Three Months Ended September 30, 2000 and 1999                     5

     Condensed Consolidated Statements of Income,
         Comprehensive Income, and Retained Earnings   --
         Nine Months Ended September 30, 2000 and 1999                      6

     Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999                      7

     Notes to Unaudited Condensed Consolidated
         Financial Statements                                          8 - 17

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        18 - 32

   Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                     33

Part II.  Other Information

   Item 4. Submission of Matters to a Vote of
            Security Holders                                               34

   Item 6. Exhibits and Reports on Form 8-K                                34

Signatures                                                                 35

                            HOUGHTON MIFFLIN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                             September 30,    September 30,    December 31,
                                                                 2000             1999             1999
                                                              ----------       ----------       ----------
ASSETS

Current assets
      Cash and cash equivalents                               $   28,597       $    8,591       $   12,041
      Marketable securities and time deposits
         available for sale, at fair value                           638              819              638

      Accounts receivable                                        381,654          364,411          178,887
         Less: allowance for bad debts and book returns           31,949           29,532           31,207
                                                              ----------       ----------       ----------
                                                                 349,705          334,879          147,680

      Notes receivable                                                --              610            1,633

      Inventories
         Finished goods                                          190,331          161,828          152,818
         Work in process                                           7,832            6,541            5,584
         Raw materials                                             8,145            5,300            5,826
                                                              ----------       ----------       ----------
                                                                 206,308          173,669          164,228

      Deferred income taxes                                       35,982           24,175           35,889
      Prepaid expenses                                             4,916            3,586            3,000
                                                              ----------       ----------       ----------

         Total current assets                                    626,146          546,329          365,109

Property, plant, and equipment
(net of accumulated depreciation and amortization
of $90,054 at September 30, 2000, $74,755 at
September 30, 1999 and $76,787 at
December 31, 1999)                                                77,988           65,471           73,342

Book plates
(net of accumulated amortization of $95,530
at September 30, 2000, $115,681 at September 30,
1999 and $115,222 at December 31, 1999)                          127,443           82,706           98,894

Goodwill and other intangible assets, net                        439,089          452,489          452,338

Other assets                                                      55,440           49,276           49,060

                                                              ----------       ----------       ----------
                                                              $1,326,106       $1,196,271       $1,038,743
                                                              ==========       ==========       ==========

           See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                September 30,      September 30,      December 31,
                                                                    2000               1999               1999
                                                                 -----------        -----------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Accounts payable                                           $    95,073        $    82,285        $    55,601
      Commercial paper                                               169,598             89,418             21,358
      Notes payable                                                    4,698                 --                 --
      Royalties                                                       45,201             41,122             51,141
      Salaries, wages, and commissions                                26,809             28,328             29,814
      Other accrued expenses                                          38,461             40,477             27,895
      Income taxes payable                                            46,462             56,028              3,351
      Current portion of long-term debt                               50,020             20,077             70,037
                                                                 -----------        -----------        -----------
         Total current liabilities                                   476,322            357,735            259,197

      Long-term debt                                                 254,706            304,631            254,638
      Accrued royalties payable                                        1,971              1,005                967
      Other liabilities                                               37,483             31,506             33,406
      Accrued postretirement benefits                                 29,742             29,295             29,213
      Deferred income taxes                                           28,301             15,601             28,301

Stockholders' equity
      Preferred stock, $1 par value;
         500,000 shares authorized, none issued                           --                 --                 --
      Common stock, $1 par value;
         (70,000,000 shares authorized; 31,782,517
         shares issued at September 30, 2000, 31,072,823
         shares issued at September 30, 1999, and
         31,098,023 shares issued at December 31, 1999)               31,783             31,073             31,098
      Capital in excess of par value                                 125,569            100,717            108,627
      Retained earnings                                              452,079            411,755            392,225
                                                                 -----------        -----------        -----------
                                                                     609,431            543,545            531,950

      Notes receivable from stock purchase agreements                (15,913)            (4,553)            (4,645)
      Unearned compensation related to
         restricted stock                                             (2,524)            (3,571)            (3,029)
      Common shares held in treasury, at cost
         (1,183,925 shares at September 30, 2000, 762,497
         shares at September 30, 1999 and 1,045,493 shares
         at December 31, 1999)                                       (41,889)           (25,621)           (36,411)
      Benefits Trust assets, at market                               (51,524)           (53,293)           (54,844)
      Accumulated other comprehensive loss                                --                 (9)                --
                                                                 -----------        -----------        -----------

      Total stockholder's equity                                     497,581            456,498            433,021

                                                                 -----------        -----------        -----------
                                                                 $ 1,326,106        $ 1,196,271        $ 1,038,743
                                                                 ===========        ===========        ===========

           See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         2000             1999
                                                                       ---------        ---------
Net sales by industry segment:
        K-12 Publishing                                                $ 353,722        $ 342,038
        College Publishing                                                87,853           87,084
        Other                                                             34,904           28,668
                                                                       ---------        ---------
                                                                         476,479          457,790
Costs and expenses:
        Cost of sales                                                    171,284          169,398
        Selling and administrative                                       128,008          123,692
        Asset impairment charges                                           2,488               --
                                                                       ---------        ---------
                                                                         301,780          293,090

Operating income                                                         174,699          164,700

Other income (expense):
        Net interest expense                                              (9,372)          (8,535)
        Equity in losses of Classwell Learning Group Inc.                   (779)              --
        Loss on surrender of INSO Corporation common stock                    --           (5,586)
        Write-down of investment                                          (4,553)              --
                                                                       ---------        ---------
                                                                         (14,704)         (14,121)

Income before taxes and extraordinary item                               159,995          150,579

Income tax provision                                                      64,713           60,263
                                                                       ---------        ---------

Income before extraordinary item                                          95,282           90,316

Extraordinary gain on extinguishment of debt
        net of tax of  $21,956                                                --           30,323
                                                                       ---------        ---------

Net income                                                                95,282          120,639

Other comprehensive income, net of tax:
        Unrealized loss on available for sale securities                      --               34

                                                                       ---------        ---------
Comprehensive income                                                   $  95,282        $ 120,673
                                                                       =========        =========

Retained earnings at beginning of period                               $ 360,605        $ 294,882

Net income                                                                95,282          120,639

Dividends paid                                                            (3,808)          (3,766)

                                                                       ---------        ---------
Retained earnings at end of period                                     $ 452,079        $ 411,755
                                                                       =========        =========

Earnings per share:
Basic
        Income before extraordinary item                               $    3.27        $    3.13
        Extraordinary gain on extinguishment of debt, net of tax              --             1.05
                                                                       ---------        ---------
        Net income                                                     $    3.27        $    4.18
                                                                       =========        =========
Diluted
        Income before extraordinary item                               $    3.22        $    3.07
        Extraordinary gain on extinguishment of debt, net of tax              --             1.03
                                                                       ---------        ---------
        Net income                                                     $    3.22        $    4.10
                                                                       =========        =========

Cash dividends paid per common share                                   $    0.13        $    0.13
                                                                       =========        =========

           See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME,
                   COMPREHENSIVE INCOME, AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
               (UNAUDITED; IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                         2000             1999
                                                                       ---------        ---------
Net sales by industry segment:
        K-12 Publishing                                                $ 619,776        $ 572,114
        College Publishing                                               126,238          123,810
        Other                                                             79,745           67,030
                                                                       ---------        ---------
                                                                         825,759          762,954
Costs and expenses:
        Cost of sales                                                    346,654          328,247
        Selling and administrative                                       325,001          302,257
        Asset impairment charges                                           2,488               --
        Acquired in-process research and development                       1,300               --
                                                                       ---------        ---------
                                                                         675,443          630,504

Operating income                                                         150,316          132,450

Other income (expense):
        Net interest expense                                             (24,313)         (23,754)
        Equity in losses of Classwell Learning Group Inc.                   (779)              --
        Loss on surrender of INSO Corporation common stock                    --           (5,586)
        Write-down of investment                                          (4,553)              --
                                                                       ---------        ---------
                                                                         (29,645)         (29,340)

Income before taxes and extraordinary item                               120,671          103,110

Income tax provision                                                      49,489           41,373
                                                                       ---------        ---------

Income before extraordinary item                                          71,182           61,737

Extraordinary gain on extinguishment of debt
        net of tax of $21,956                                                 --           30,323
                                                                       ---------        ---------

Net income                                                                71,182           92,060

Other comprehensive loss, net of tax:
        Unrealized loss on available for sale securities                      --             (223)

                                                                       ---------        ---------
Comprehensive income                                                   $  71,182        $  91,837
                                                                       =========        =========

Retained earnings at beginning of period                               $ 392,225        $ 330,672

Net income                                                                71,182           92,060

Dividends paid                                                           (11,328)         (10,977)

                                                                       ---------        ---------
Retained earnings at end of period                                     $ 452,079        $ 411,755
                                                                       =========        =========

Earnings per share:
Basic
        Income before extraordinary item                               $    2.46        $    2.14
        Extraordinary gain on extinguishment of debt, net of tax              --             1.05
                                                                       ---------        ---------
        Net income                                                     $    2.46        $    3.20
                                                                       =========        =========
Diluted
        Income before extraordinary item                               $    2.43        $    2.10
        Extraordinary gain on extinguishment of debt, net of tax              --             1.03
                                                                       ---------        ---------
        Net income                                                     $    2.43        $    3.14
                                                                       =========        =========

Cash dividends paid per common share                                        0.39             0.38
                                                                       =========        =========

           See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                            (UNAUDITED; IN THOUSANDS)

                                                                                2000             1999
                                                                              ---------        ---------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
        Net income                                                            $  71,182        $  92,060
        Adjustments to reconcile net income to net cash
            used in operating activities:
              Equity in losses of Classwell Learning Group Inc.                     779               --
              Extraordinary gain on extinguishment of debt, net of tax               --          (30,323)
              Depreciation and amortization                                      80,116           72,581
              Amortization of unearned compensation on restricted stock             866              846
              Loss on surrender of INSO Corporation common stock                     --            5,586
              Write-down of investment                                            4,553               --
              Acquired in-process research and development                        1,300               --
              Asset impairment charge                                             2,488               --

              Changes in operating assets and liabilities:
                     Accounts receivable, net                                  (200,596)        (188,785)
                     Inventories                                                (42,080)         (20,728)
                     Accounts payable                                            39,407           42,325
                     Royalties, net                                              (5,451)          (9,207)
                     Deferred and income taxes payable                           43,018           39,734
                     Salaries, wages, and commissions                            (3,005)             543
                     Other, net                                                  11,005           13,222
                                                                              ---------        ---------

                     NET CASH PROVIDED BY OPERATING ACTIVITIES                    3,582           17,854

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
        Book plate expenditures                                                 (71,127)         (39,583)
        Acquisition of publishing and technology assets                         (18,372)         (43,201)
        Property, plant, and equipment expenditures                             (16,966)         (20,145)
        Issuance of notes receivable                                             (1,407)            (590)
                                                                              ---------        ---------

                     NET CASH USED IN INVESTING ACTIVITIES                     (107,872)        (103,519)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
        Dividends paid on common stock                                          (11,328)         (10,977)
        Issuance of commercial paper                                            148,240           77,524
        Issuance of long-term financing                                              --           80,000
        Payment of long-term financing                                          (20,046)         (50,128)
        Exercise of stock options                                                 8,047            1,397
        Purchase of treasury stock                                               (4,734)          (7,580)
        Other                                                                       667               67
                                                                              ---------        ---------

                     NET CASH PROVIDED BY FINANCING ACTIVITIES                  120,846           90,303

Increase in cash and cash equivalents                                            16,556            4,638
Cash and cash equivalents at beginning of period                                 12,041            3,953
                                                                              ---------        ---------
Cash and cash equivalents at end of period                                    $  28,597        $   8,591
                                                                              =========        =========

Supplementary disclosure of cash flow information:
        Income taxes paid                                                     $   6,127        $   1,526
        Interest paid                                                         $  25,104        $  22,981

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


(2)   INSO CORPORATION

      As of September 30, 1999, Houghton Mifflin had 22,600 shares of INSO Corporation common stock. These shares were classified as available-for-sale securities accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS 115. The fair value of these shares was determined by the closing price as of September 30, 1999 as traded on the National Association of Securities Dealers Automated Quotation System. The unrealized gain, net of taxes, for these shares for the three months ended September 30, 1999 was $34,409, and the unrealized loss for the nine months ended September 30, 1999 was $222,836. At September 30, 1999, the shares were included as marketable securities in current assets due to Houghton Mifflin's intent to sell these shares in the near term.


(3)      ACQUISITIONS AND INVESTMENTS

      On May 3, 2000, Houghton Mifflin acquired the net assets of Virtual Learning Technologies, Inc., or VLT, an educational testing company that specializes in on-line assessments. VLT has been integrated into The Riverside Publishing Company. This acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $14.6 million paid to the former shareholders of VLT. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, including acquired in-process research and development. A charge for acquired in-process research and development of $1.3 million was also recorded as part of the acquisition. Goodwill and other intangible assets of $12.7 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately 2 to 7 years.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(3)   ACQUISITIONS AND INVESTMENTS - continued

      On May 5, 1999, Houghton Mifflin acquired all of the outstanding stock of Sunburst Communications, Inc., or Sunburst, a leading developer of software and video instructional materials. This acquisition was accounted for as a purchase, and the net assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $34.4 million, of which $32.0 million was paid to the former shareholders of Sunburst and $2.4 million was expended to repay debt and pay other acquisition-related fees. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed. Goodwill and other intangible assets of $31.0 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately 7 to 20 years.

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

      Since none of the above acquisitions materially affects consolidated results, no pro forma information is provided.

     On September 7, 2000, Houghton Mifflin Company, Sylvan Ventures, and Inception Capital launched Classwell Learning Group Inc., or Classwell, a start-up on-line education company which will provide K-12 teachers with new teaching and learning resources to meet their individual classroom needs and those of their students. Houghton Mifflin will invest $7 million of cash and contributed other assets for a fully-diluted ownership interest in Classwell of approximately 32%. Houghton Mifflin accounts for this investment on the equity method and records its share of Classwell's undistributed earnings and losses.

     In the third quarter of 2000, Houghton Mifflin reviewed the value of its investment in a distance learning company and estimated that the value had suffered a decline which was other than temporary. The assessment that this investment was impaired as of September 30, 2000 was due to the following: (1) changes in the investee's expectation regarding the timing of its profitability,
(2) the investee's present lack of resources to fund future operations, and (3) an inability of this investee to raise additional capital at valuations acceptable to its management and board of directors. As a result of these factors, Houghton Mifflin has decided not to extend additional financing to the investee in the third quarter of 2000. Houghton Mifflin believes that if the investee is able to raise additional financing in the future, its investment will be significantly diluted, reducing our ability to recover this investment. Therefore, at September 30, 2000, the investment was written down to its estimated net realizable value, resulting in a charge of $4.6 million ($2.9 million after tax), or $0.10 per diluted share. This amount is reported as "Write-down of investment" in a separate line item in the accompanying consolidated financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(4)   GOODWILL AND INTANGIBLE ASSETS

      Goodwill and other intangible assets consist of the following:


                                                       September 30,        December 31,
                                                     2000         1999         1999
                                                   --------     --------    ------------
                                                              (in thousands)
      Goodwill                                     $554,878     $555,947     $545,251
      Publishing rights                              24,634       17,724       24,874
      Other                                          15,330        4,000       15,860
      Less: accumulated amortization               (155,753)    (125,182)    (133,647)
                                                   --------     ---------    --------
      Total                                        $439,089     $452,489     $452,338
                                                   ========     =========    ========

     Houghton Mifflin examines the carrying value of its long-lived assets, certain identifiable intangibles, and goodwill to determine whether there are any impairment losses. An impairment assessment is performed if certain indicators are present, such as a significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. The undiscounted cash flow method is used to determine if impairment has occurred. If indicators of impairment are present, and the estimated undiscounted cash flows to be derived from the related assets are not expected to be sufficient to recover the asset's carrying amount, an impairment loss is charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors. See Note 8 - Special Charges for the impairment of the value of long-lived assets, identifiable intangibles, and goodwill recorded as of September 30, 2000.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

 (5)  EARNINGS PER SHARE

     The table below sets forth the computation of basic and diluted earnings per share for the three months ended September 30, 2000 and September 30, 1999 (in thousands, except per share amounts):


                                                                     Three months ended
                                                                        September 30,
                                                                   ----------------------
                                                                     2000          1999
                                                                   --------      --------
Numerator:
    Income before extraordinary items .......................      $ 95,282      $ 90,316
    Extraordinary gain on extinguishment of debt, net of tax.            --        30,323
                                                                   --------      --------
Net income ..................................................      $ 95,282      $120,639
                                                                   ========      ========
Denominator:
    Denominator for basic earnings per share:
       Weighted-average shares outstanding ..................        29,127        28,876

Effect of dilutive securities:
    Employee stock options ..................................           321           508
    Restricted stock ........................................           107            23
                                                                   --------      --------
                                                                        428           531
Denominator for diluted earnings per share:
    Adjusted weighted-average shares
       outstanding and assumed conversions ..................        29,555        29,407
                                                                   ========      ========
Basic earnings per share:
     Income before extraordinary item .......................      $   3.27      $   3.13
     Extraordinary gain on extinguishment of debt, net of tax            --          1.05
                                                                   --------      --------
Net income ..................................................      $   3.27      $   4.18
                                                                   ========      ========
Diluted earnings per share:
     Income before extraordinary item .......................      $   3.22      $   3.07
     Extraordinary gain on extinguishment of debt, net of tax            --          1.03
                                                                   --------      --------
     Net income .............................................      $   3.22      $   4.10
                                                                   ========      ========

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(5)   EARNINGS PER SHARE - continued

     The table below sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2000 and September 30, 1999 (in thousands, except per share amounts):

                                                                       Nine months ended
                                                                         September 30,
                                                                   -----------------------
                                                                    2000          1999
                                                                   -------      ----------
Numerator:
    Income before extraordinary item ........................      $71,182      $   61,737
    Extraordinary gain on extinguishment of debt, net of tax.         --            30,323
                                                                   -------      ----------
Net income ..................................................      $71,182      $   92,060
                                                                   =======      ==========
Denominator:
    Denominator for basic earnings per share:
       Weighted-average shares outstanding ..................       28,943          28,798

Effect of dilutive securities:
    Employee stock options ..................................          269             525
    Restricted stock ........................................          105              26
                                                                   -------      ----------
                                                                       374             551
Denominator for diluted earnings per share:
     Adjusted weighted-average shares
          outstanding and assumed conversions ...............       29,317          29,349
                                                                   =======      ==========

Basic income per share:
     Income before extraordinary item .......................      $  2.46      $     2.14
     Extraordinary gain on extinguishment of debt, net of tax           --            1.05
                                                                   -------      ----------
     Net income .............................................      $  2.46      $     3.20
                                                                   =======      ==========
Diluted earnings per share:
     Income before extraordinary item .......................      $  2.43      $     2.10
     Extraordinary gain on extinguishment of debt, net of tax           --            1.03
                                                                   -------      ----------
     Net income .............................................      $  2.43      $     3.14
                                                                   =======      ==========

     Options to purchase 23,000 shares of common stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2000 because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would have been anti-dilutive. There were no options for which the exercise price exceeded the average market price of the shares for the three months ended September 30, 1999.

     Options to purchase 699,878 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2000 because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. For the same reason, options to purchase 22,000 shares of common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 1999.

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

College Publishing: The College Division is the sole business unit reported in this segment. This operating segment includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

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

      Houghton Mifflin evaluates the performance of its operating segments based on the profit and loss from operations before interest income and expense, income taxes, and nonrecurring and extraordinary items.

      Summarized financial information concerning Houghton Mifflin's reportable segments is shown in the following tables. The "Other" column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," nonrecurring items, and as it relates to segment profit or loss, income and expense not allocated to reportable segments.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(6)   SEGMENT AND RELATED INFORMATION - continued

     THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:


                                                   K-12             COLLEGE
                                                PUBLISHING         PUBLISHING           OTHER           CONSOLIDATED
                                              ---------------    ---------------    --------------    ---------------
                                                                           (in thousands)
2000
Net sales from external customers                 $353,722           $87,853            $34,904            $476,479
Segment operating income                           136,956            32,810              4,933             174,699


1999
Net sales from external customers                  342,038            87,084             28,668             457,790
Segment operating income                           133,988            27,819              2,893             164,700




      RECONCILIATION OF SEGMENT INCOME TO THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

                                                             September 30,
                                                      --------------------------
                                                         2000           1999
                                                      ---------       ----------
                                                           (in thousands)

Total income from reportable segments ..............  $ 174,699       $ 164,700

Unallocated expense:
  Net interest expense .............................     (9,372)         (8,535)
  Equity in losses of Classwell Learning Group Inc.        (779)           --
  Loss on surrender of INSO Corporation common stock       --            (5,586)
  Write-down of investment .........................     (4,553)           --
                                                      ---------       ---------
Income before taxes ................................  $ 159,995       $ 150,579
                                                      =========       =========


     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999:


                                                   K-12             COLLEGE
                                                PUBLISHING         PUBLISHING           OTHER           CONSOLIDATED
                                              ---------------    ---------------    --------------    --------------
                                                                           (in thousands)
2000
Net sales from external customers                 $619,776           $126,238           $79,745            $825,759
Segment operating income (loss)                    135,273             16,547            (1,504)            150,316

1999
Net sales from external customers                  572,114            123,810            67,030             762,954
Segment operating income (loss)                    125,490             12,817            (5,857)            132,450

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(6)   SEGMENT AND RELATED INFORMATION - continued

RECONCILIATION OF SEGMENT INCOME TO THE CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS:

                                                              September 30,
                                                          ---------------------
                                                             2000       1999
                                                          ---------   ---------
                                                             (in thousands)

Total income from reportable segments                     $150,316    $132,450

Unallocated expense:

    Net interest expense                                   (24,313)    (23,754)
    Equity in losses of Classwell Learning Group Inc.         (779)         --
    Loss on surrender of INSO Corporation common stock          --      (5,586)
    Write-down of investment                                (4,553)         --
                                                          --------    --------
Income before taxes                                       $120,671    $103,110
                                                          ========    ========


(7)   EXECUTIVE STOCK PURCHASE PLAN

      On February 29, 2000, Houghton Mifflin provided financing for the purchase of an aggregate of 281,430 shares of Houghton Mifflin common stock pursuant to the 2000 Senior Management and Director Stock Purchase Plan. The purchases were made at fair market value of $39.813 per share. The loans, which totaled approximately $11.2 million, have an interest rate of 8.0% and are due on February 28, 2005. The loans are collateralized by the shares of common stock purchased and Houghton Mifflin has full recourse against the borrower.


(8)   SPECIAL CHARGES

        In the third quarter of 2000, Houghton Mifflin recorded a special charge of $2.5 million ($1.5 million after tax), or $0.05 per diluted share, related to the write-down of a portion of the goodwill and other long-lived assets attributable to the Little Planet Literacy Series, a Sunburst Technology product, to their estimated fair values as determined from estimated future cash flows. In January 1999, Houghton Mifflin purchased the assets of the Little Planet Literacy Series, a pre-kindergarten to grade three literacy program. During 1999, sales for the Little Planet Literacy Series fell short of goals established at the time of the acquisition, and plans were put into place to improve sales of this product by the third quarter of 2000, when a number of sales are made in the education marketplace. A significant improvement failed to materialize by the third quarter, and as a result, sales are now expected to be lower than originally expected. Based on these indicators, the goodwill and other long-lived assets recorded at the time of acquisition were re-evaluated and compared to the estimated undiscounted cash flows from the Little Planet products. The undiscounted cash flows indicated there was an impairment, and the assets were written down to their estimated fair values, as determined from the estimated anticipated discounted future cash flows. This amount is reported as an "Asset impairment charge" in a separate line item of Costs and Expenses in the accompanying consolidated financial statements.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(9) SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition

        Houghton Mifflin derives revenue primarily from the sale of textbooks and instructional materials, trade books, test materials, multimedia instructional programs, license fees for book rights and content, and services which include test scoring, test development, and training.

        Revenues from textbooks and instructional materials, trade books, test materials, and multimedia instructional programs are recognized in the period when a purchase order is received from the customer and the products are shipped from our warehouse, all significant obligations have been delivered, and collection is considered probable. A provision for estimated returns on these sales is made at the time of sale, in accordance with FASB Statement No. 48, "Revenue Recognition when Right of Return Exists," based on historical experience. Also, the cost of any obligation deemed insignificant by management related to the sale is accrued at that time. Textbooks shipped from a depository location are recorded one month in arrears.

        Revenues for test scoring are recognized in the period when the scoring has been completed, the scoring fee is fixed and determinable, and collection is probable.

        Houghton Mifflin also enters into license agreements to sell certain book publishing rights. Our current policy is to recognize revenue only when the contract is signed, all obligations have been delivered to the customer, and collection is probable.

        Revenues for fixed-priced contracts that require significant test development are recognized on a percentage-of-completion method. Revenues from these contracts are recognized upon attainment of scheduled performance milestones.


      Pending Accounting Pronouncements

        In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which must be adopted no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. SAB 101 requires that the following four basic criteria must be met before revenue can be recorded: 1) persuasive evidence that an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the seller's price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured. Houghton Mifflin is currently reviewing the provisions of SAB 101 to determine the impact on our revenue recognition policy. In connection with such review, Houghton Mifflin has identified certain situations which may affect our present revenue recognition policy. Houghton Mifflin has historically recorded revenue upon shipment of products to customers via common carrier, regardless of when legal title transfers to the customer while SAB 101 generally requires that revenue be recorded only upon transfer of title to the customer. Second, Houghton Mifflin is also evaluating those obligations historically assessed to be insignificant in the light of the SEC's interpretations. In addition to these situations, we are still evaluating all the effects of SAB 101 and the SEC's related interpretations. The impact of the adoption is not known or estimable at this time.

      In September 2000, the Emerging Issues Task Force (EITF) reached consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," which must be adopted no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. Houghton Mifflin is currently classifying shipping and handling fees, net of shipping and handling costs, as selling and administrative expenses. Beginning in the fourth quarter of 2000, Houghton Mifflin will implement the provisions of EITF 00-10 and classify shipping and handling fees as a component of net sales and shipping and handling costs as a component of cost of sales. This reclassification will impact line items on the Statements of Income but will have no effect on consolidated net income.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." As amended in June 2000 by Statement of Financial Standards Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," it requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not determined to be hedges must be adjusted to fair value through net income. As amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," the provisions of SFAS 133 will require adoption no later than the beginning of our fiscal year ending December 31, 2001. Houghton Mifflin has two interest rate swaps which will expire on December 1, 2000. We do not anticipate holding any derivative instruments in the near future. Accordingly, adoption of SFAS 133, as amended by SFAS 138, is not expected to have an impact on our consolidated financial statements.


(10) DEBT AND BORROWING AGREEMENTS

      Houghton Mifflin had a five-year, $300 million unsecured revolving credit facility which expired on October 31, 2000. On October 31, 2000, Houghton Mifflin entered into a $200 million unsecured revolving credit facility which expires on December 31, 2000. The revolving credit facility requires Houghton Mifflin to comply with certain covenants, the most restrictive of which include maintenance of a specific level of leverage and fixed-charge coverage ratio. We expect a new credit facility to be in place by year-end 2000. No amounts were outstanding under this new revolving credit facility at November 14, 2000. At December 31, 1999, the outstanding balance on the expired revolving credit facility was $20 million, at a weighted average interest rate of 6.75%.

        At September 30, 2000 and September 30, 1999, Houghton Mifflin had two interest rate swaps in place, each with a notional amount of $25 million and terminating on December 1, 2000. Interest income from the interest rate swaps was $78,112 in the third quarter of 2000 and $92,938 for the nine months ended September 30, 2000. Interest expense from the interest rate swap was $107,539 for the third quarter of 1999 and $365,813 for the nine months ended September 30, 1999.


(11)  SUBSEQUENT EVENTS

      At its October 25, 2000 meeting, the Board of Directors declared a quarterly dividend of $0.13 per share, payable on November 22, 2000, to shareholders of record on November 8, 2000.

     On October 25, 2000, the Board of Directors voted to increase the authorization to buy back stock by an additional 2.25 million shares. This raises the current share repurchase authorization to approximately three million shares. Houghton Mifflin expects to buy back shares in the open market or through negotiated transactions from time to time. From October 26, 2000 to November 13, 2000, the Company bought back 1,572,600 shares at a total cost of $57.7 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report includes forward-looking statements which reflect Houghton Mifflin's current views about future events and financial performance. Words such as "believe," "expect," "anticipate," and other similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements. These factors include, but are not limited to: (i) cost of development and market acceptance of educational and testing products and services; (ii) the seasonal and cyclical nature of educational sales; (iii) possible changes in funding in school systems throughout the nation, which may result in both cancellation of planned purchases of educational and testing products and services and shifts in timing of purchases;
(iv) changes in purchasing patterns in elementary and secondary school and college markets; (v) changes in the competitive environment, including those which could adversely affect selling expenses; (vi) regulatory changes which could affect the purchase of educational and testing products and services;
(vii) strength of the retail market for general-interest publications and market acceptance of newly-published titles and new electronic products; (viii) delays or unanticipated expenses in connection with development of new CAT products or establishment of CAT testing facilities; (ix) delays, unanticipated expenses, and lack of market acceptance of Internet technology products; (x) risks related to the operating and capital needs of companies in which we have invested, that could impair the value of such investments; and (xi) other factors detailed from time to time in Houghton Mifflin's filings with the Securities and Exchange Commission.


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

           - Sunburst Technology Corporation (Sunburst), which develops and sells multimedia instructional products for both the elementary and secondary school markets; and

           - The Riverside Publishing Company, which publishes tests for educational and psychological assessment and provides career guidance products and services.

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



College Publishing

      This operating segment, which consists of the College Division, includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and other services for introductory and upper-level courses in the post-secondary higher education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities, high school advanced placement courses, and for-profit, certificate-granting institutions or private career schools, which offer skill-based training and job placement.

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

RESULTS OF OPERATIONS:

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

NET INCOME:

                                                                    Three months ended September 30,
                                                            -------------------------------------------------
                                                                                               Diluted
                                                                                           earnings (loss)
                                                                                              per share
                                                              2000          1999           2000        1999
                                                            -------        -------        -----        -----
Income after tax, but excluding extraordinary and
nonrecurring expenses                                       $98,139        $93,556        $3.32        $3.18

Extraordinary and nonrecurring expenses, net of taxes, where applicable:

     Extraordinary gain on extinguishment of debt                --         30,323           --         1.03

     Loss on surrender of INSO Corporation
      common stock to satisfy indebtedness                       --         (3,240)          --        (0.11)

     Write-down of investment                                (2,857)            --        (0.10)          --
                                                            -------       --------        -----        -----
Net income                                                  $95,282       $120,639        $3.22        $4.10
                                                            =======       ========        =====        =====

      For the quarter ended September 30, 2000, consolidated net income was $95.3 million, or $3.22 per diluted share, compared to net income of $120.6 million, or $4.10 per diluted share, for the same period in 1999.

      Income after tax, but excluding extraordinary and nonrecurring expenses, for the third quarter of 2000 was $98.1 million, or $3.32 per diluted share, compared to $93.6 million, or $3.18 per diluted share, in the third quarter of 1999. The primary reasons for the increase were higher net sales and lower editorial costs, partially offset by higher selling and implementation costs, higher losses at CAT, an asset impairment charge, increased intangible asset amortization, and equity in losses of Classwell Learning Group.

     In the third quarter of 2000, Houghton Mifflin recorded a special charge for the write-down of an investment in a distance learning start-up company, which resulted in a loss of $4.6 million ($2.9 million after tax), or $0.10 per diluted share. On August 2, 1999, the remaining one-half, or $63.3 million, Stock Appreciation Linked Securities ("SAILS") matured. Houghton Mifflin delivered approximately 1.9 million shares of INSO Corporation (INSO) common stock upon maturity of the SAILS. The transaction represented a surrender of INSO common stock and resulted in a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per diluted share. Houghton Mifflin also recognized an extraordinary gain of $52.3 million ($30.3 million after tax), or $1.03 per diluted share, on the extinguishment of the remaining SAILS indebtedness.

NET SALES:


                                      Three months ended September 30,
                             ---------------------------------------------------
                                                             Increase (decrease)
                                2000           1999             $          %
                              --------       --------        -------     ------

K-12 Publishing               $353,722       $342,038        $11,684       3.4%

College Publishing              87,853         87,084            769       0.9

Other                           34,904         28,668          6,236      21.8
                             ---------       --------        -------      ----
     Total net sales          $476,479       $457,790        $18,689       4.1%
                             =========       ========        =======     =====

      Net sales of $476.5 million for the quarter ended September 30, 2000 were up $18.7 million, or 4.1%, from $457.8 million reported in the third quarter of 1999. The K-12 Publishing segment's net sales of $353.7 million in the third quarter of 2000 increased $11.7 million, or 3.4%, from net sales of $342.0 million in the third quarter of 1999. The School Division and McDougal Littell had higher net sales, reflecting opportunities in adoption states, particularly California, in which both divisions had substantial sales. Great Source reported a significant increase in net sales, also benefiting from the California market as well as strong sales of language arts products and product introductions. Riverside Publishing had higher net sales due to the May 2000 acquisition of VLT and higher group assessment sales, partially offset by lower clinical sales. The College Publishing segment's net sales increased slightly in the third quarter of 2000, to $87.9 million from $87.1 million in the third quarter of 1999. Although sales of frontlist titles rose, sales to the high school advanced placement market declined due to fewer adoption opportunities. The Other segment's net sales in the third quarter of 2000 increased $6.2 million, or 21.8%, to $34.9 million from last year's third-quarter net sales of $28.7 million. This was primarily due to the Trade Division's strong list of adult and children's titles as well as the successful launch of The American Heritage (R) Dictionary 4th Edition.

COSTS AND EXPENSES:

                                            Three months ended September 30,
                                       -----------------------------------------
                                                             Increase (decrease)
                                         2000        1999         $       %
                                       --------    --------    ------   -----

Cost of sales                          $171,284    $169,398    $1,886    1.1%

Selling and administrative, excluding
   intangible asset amortization        119,316     115,682     3,634    3.1

Intangible asset amortization             8,692       8,010       682    8.5

Asset impairment charges                  2,488          --     2,488     --
                                       --------    --------    ------    ---
     Total costs and expenses          $301,780    $293,090    $8,690    3.0%
                                       ========    ========    ======    ====



Cost of sales:

      Cost of sales in the third quarter of 2000 increased $1.9 million, or 1.1%, to $171.3 million from $169.4 million in the third quarter of 1999. Higher manufacturing costs resulting from higher net sales were offset by lower editorial costs, reflecting the winding down of the current product development schedule in preparation for sales opportunities in 2000 and beyond. As a result, cost of sales as a percentage of sales decreased to 35.9% in the third quarter of 2000 from 37.0% in the third quarter of 1999.

Selling and administrative:

      In the third quarter of 2000, selling and administrative expenses, excluding intangible asset amortization, were $119.3 million, an increase of $3.6 million, or 3.1%, from $115.7 million in the third quarter of 1999. Higher selling expenses were partially offset by lower administrative expenses. Selling expense increased primarily due to higher implementation costs. Administrative expenses decreased primarily due to lower employee-related costs. Due to higher net sales and lower administrative expenses, selling and administrative expenses, excluding intangible asset amortization, decreased as a percentage of sales, to 25.0% in the third quarter of 2000 from 25.3% in the third quarter of 1999.

Intangible asset amortization:

      Due to the May 2000 acquisition of VLT, intangible asset amortization increased to $8.7 million in the third quarter of 2000 from $8.0 million in the same period last year.

Asset Impairment Charge:

      In the third quarter of 2000, Houghton Mifflin recorded a special charge of $2.5 million ($1.5 million after tax), or $0.05 per diluted share, related to the write-down of a portion of the goodwill and other long-lived assets attributable to the Little Planet Literacy Series, a Sunburst Technology product, to their estimated fair values as determined from estimated future cash flows. In January 1999, Houghton Mifflin purchased the assets of the Little Planet Literacy Series, a pre-kindergarten to grade three literacy program. During 1999, sales for the Little Planet Literacy Series fell short of goals established at the time of the acquisition, and plans were put into place to improve sales of this product by the third quarter of 2000, when a number of sales are made in the education marketplace. A significant improvement failed to materialize by the third quarter, and as a result, future sales are now expected to be lower than originally expected. Based on these indicators, the goodwill and other long-lived assets recorded at the time of acquisition were re-evaluated and compared to the estimated undiscounted cash flows from the Little Planet products. The undiscounted cash flows indicated there was an impairment, and the assets were written down to their estimated fair values, as determined from the estimated anticipated discounted future cash flows. This amount is reported as an "Asset impairment charge" in a separate line item of Costs and Expenses in the accompanying consolidated financial statements.


NET INTEREST EXPENSE:

      Net interest expense for the third quarter of 2000 was $9.4 million, an increase of $0.9 million from $8.5 million in the third quarter of 1999. This increase reflects higher borrowings and higher interest rates. Houghton Mifflin also had two interest rate swaps in place in 2000 and 1999, the effect of which was to decrease interest expense in the third quarter of 2000 by $0.1 million and to increase interest expense in the third quarter of 1999 by $0.1 million.

EQUITY IN LOSSES OF CLASSWELL LEARNING GROUP:

      In the third quarter of 2000, Houghton Mifflin recorded an $0.8 million loss, or $0.03 per diluted share, reflecting its share of the losses in Classwell Learning Group, recorded on the equity method.

INCOME TAXES:

      The income tax provision increased $4.5 million, or 7.4%, over the same period last year. This increase was due to higher operating income and an increase in the effective tax rate to 40.4% in the third quarter of 2000 from 40.0% in the third quarter of 1999. The increase in the effective tax rate was due to a higher amount of non-deductible intangible asset amortization.

K-12 PUBLISHING:

      Operating income for the K-12 Publishing segment increased $3.0 million, or 2.2%, to $137.0 million in the third quarter of 2000 compared to $134.0 million in the third quarter of 1999. The resulting operating margin for the third quarter of 2000 was 38.7% compared to 39.2% in the third quarter of 1999. The decrease in the operating margin was primarily due to higher selling costs and the asset impairment charge for the Little Planet Literacy Series, partially offset by higher net sales and lower editorial, distribution, and administrative costs. The increase in selling costs was due to higher implementation expenses. Lower editorial costs were due to the winding down of a heavy product development cycle in preparation for sales opportunities in 2000 and beyond. Distribution costs were lower due to benefits from the new warehouse systems implemented over the last two years. Administrative costs were lower due to lower employee-related costs.

COLLEGE PUBLISHING:

      The College Publishing segment's operating income increased $5.0 million, or 17.9%, to $32.8 million in the third quarter of 2000 compared to $27.8 million for the same period in 1999. The resulting operating margin for the third quarter of 2000 was 37.3% compared to 31.9% in the third quarter of 1999. The increase in the operating margin was primarily due to lower royalty and selling costs. Lower royalty costs were due to a change in the mix of products sold, which resulted in a higher percentage of revenues from products with a lower royalty rate. Lower selling costs were primarily due to lower selling commissions.

OTHER:

      The Other segment's operating income was $4.9 million in the third quarter of 2000 compared to $2.9 million in the same period in 1999. The increased operating income was primarily due to higher net sales and lower manufacturing and royalty costs as a percentage of net sales, partially offset by higher losses at CAT.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

NET INCOME

                                                         Nine months ended September 30,
                                                    ------------------------------------------
                                                                               Diluted income
                                                                              (loss) per share
                                                      2000        1999          2000     1999
                                                    --------    --------      ------    ------
Income after tax, but excluding extraordinary and
nonrecurring expenses ...........................   $ 74,039    $ 64,977      $ 2.53    $ 2.21

Extraordinary and nonrecurring expenses, net of taxes, where applicable:

     Extraordinary gain on extinguishment of debt       --        30,323          --      1.03

     Loss on surrender of INSO Corporation common
     stock to satisfy indebtedness ..............       --        (3,240)         --     (0.11)

     Write-down of investment ...................     (2,857)         --       (0.10)       --
                                                    --------    --------      ------    ------
Net income ......................................   $ 71,182    $ 92,060      $ 2.43    $ 3.14
                                                    ========    ========      ======    ======


      The consolidated net income for the nine months ended September 30, 2000 was $71.2 million, or $2.43 per diluted share, compared to net income of $92.1 million, or $3.14 per diluted share, for the same period in 1999.

      Income after tax, excluding extraordinary and nonrecurring expenses, for the nine months ended September 30, 2000 was $74.0 million, or $2.53 per diluted share, compared to $65.0 million, or $2.21 per diluted share, for the same period in 1999. The primary reasons for the increase were higher sales and operating efficiencies, partially offset by higher selling costs, higher losses at CAT, an asset impairment charge, increased intangible asset amortization, and equity in losses of Classwell Learning Group.

      During the first nine months of 2000, the Company recorded a special charge for the write-down of an investment in a distance learning start-up company, which resulted in a loss of $4.6 million ($2.9 million after-tax), or $0.10 per diluted share. The 1999 results included a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per diluted share, on the surrender of INSO common stock upon maturity of the remaining outstanding SAILS, and an extraordinary gain of $52.3 million ($30.3 million after tax), or $1.03 per diluted share, on the extinguishment of the SAILS indebtedness.

NET SALES:
                                         Nine months ended September 30,
                                  ---------------------------------------------
                                                            Increase (decrease)
                                    2000           1999       $            %
                                  --------     --------     -------      -----

K-12 Publishing                   $619,776     $572,114     $47,662       8.3%

College Publishing                 126,238      123,810       2,428       2.0

Other                               79,745       67,030      12,715      19.0
                                  --------     --------     -------     -----
     Total net sales              $825,759     $762,954     $62,805       8.2%
                                  ========     ========     =======     =====


      Net sales for the nine months ended September 30, 2000 were $825.8 million, an increase of 8.2% from the $763.0 million reported in the same period in 1999. The K-12 Publishing segment's net sales increased $47.7 million, or 8.3%, to $619.8 million in the nine months ended September 30, 2000 from $572.1 million in the same period in 1999. Each division in the segment reported higher net sales, benefiting from adoption opportunities and product introductions. The College Publishing segment's net sales for the nine months ended September 30, 2000 increased 2.0%, to $126.2 million from $123.8 million in the same period in 1999. The Other segment's net sales for the nine months ended September 30, 2000 increased $12.7 million, or 19.0%, to $79.7 million from $67.0 million for the same period in 1999. This increase was primarily due to increased sales from the Trade Division's adult and children's titles, publishing rights, and higher dictionary sales.

COSTS AND EXPENSES:


                                                           Nine months ended September 30,
                                                --------------------------------------------------
                                                                                Increase (decrease)
                                                  2000           1999            $              %
                                                --------       --------        -------       ------
Cost of sales                                   $346,654       $328,247        $18,407         5.6%

Selling and administrative, excluding
   intangible asset amortization                 299,664        278,854         20,810         7.5

Intangible asset amortization                     25,337         23,403          1,934         8.3

Asset impairment charges                           2,488             --          2,488          --

Acquired in-process research and development       1,300             --          1,300          --
                                                --------       --------        -------        ----
                Total costs and expenses        $675,443       $630,504        $44,939         7.1%
                                                ========       ========        =======        ====


Cost of sales:

      During the nine months ended September 30, 2000, cost of sales increased $18.4 million, or 5.6%, to $346.7 million from $328.2 million during the same period in 1999. The increased cost of sales was due to higher manufacturing and royalty costs, which were the result of higher net sales, and increased editorial and plate amortization incurred for new program development and product revisions in preparation for sales opportunities in 2000 and beyond.
As a percentage of sales, cost of sales decreased to 42.0% for the nine months ended September 30, 2000 from 43.0% during the same period in 1999. Although editorial expenses and plate amortization were higher in absolute dollars, the net sales gains offset the percentage increase in these items.

Selling and administrative:

      For the nine months ended September 30, 2000, selling and administrative expenses, excluding intangible asset amortization, were $299.7 million, an increase of $20.8 million, or 7.5%, from $278.9 million for the same period in 1999. The primary reasons for this increase were higher selling costs related to sales opportunities in 2000 and beyond, the additional selling and administrative costs for the operations of Sunburst, the additional distribution and administrative costs for the operations of CAT, and increased spending on technology initiatives. The increases were partially offset by lower distribution costs. Implementation of a new warehouse automation system in 1999 and in-sourcing of the Trade Division's distribution function contributed to the lower distribution costs. Overall, as a percentage of sales, selling and administrative expenses decreased to 36.3% for the nine months ended September 30, 2000, from 36.5% during the same period in 1999.

Intangible Asset Amortization:

      Due to the May 2000 acquisition of VLT and the May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $25.3 million in the nine months ended September 30, 2000 from $23.4 million in the same period last year.

Asset Impairment Charge:

      In the third quarter of 2000, Houghton Mifflin recorded a special charge of $2.5 million ($1.5 million after tax), or $0.05 per diluted share, related to the write-down of a portion of the goodwill and other long-lived assets attributable to the Little Planet Literacy Series, a Sunburst Technology product, to their estimated fair values as determined from estimated future cash flows.

Acquired in Process Research and Development:

      The acquisition of VLT included the purchase of certain technology and research development which resulted in a one-time charge of $1.3 million ($0.8 million after tax), or $0.03 per diluted share.

NET INTEREST EXPENSE:

         Net interest expense for the nine months ended September 30, 2000 increased $0.5 million, to $24.3 million from $23.8 million for the same period in 1999. The increase reflects higher borrowings and higher interest rates. This increase was partially offset by the maturity on August 2, 1999, of $63.3 million of SAILS. The effect of the interest rate swaps was to decrease interest expense for the nine months ended September 30, 2000 by $0.1 million and to increase interest expense for the nine months ended September 30, 1999 by $0.4 million.

EQUITY IN LOSSES OF CLASSWELL LEARNING GROUP:

      In the third quarter of 2000, Houghton Mifflin recorded an $0.8 million equity loss, or $0.03 per diluted share, reflecting its share of the losses in Classwell Learning Group, recorded on the equity method.

INCOME TAXES:

      The income tax provision increased $8.1 million, or 19.6%, over the same period last year. The increase was due to the higher operating income in 2000 and an increase in the effective tax rate to 41.0% for the nine months ended September 30, 2000 from 40.1% for the same period in 1999. The increase in the effective tax rate was due to a higher amount of non-deductible intangible asset amortization.

K-12 PUBLISHING:

     Operating income for the K-12 Publishing segment increased $9.8 million, or 7.8%, to $135.3 million for the nine months ended September 30, 2000 from $125.5 million for the same period of 1999. The increase in operating income was primarily due to higher net sales in all divisions and decreased distribution costs, partially offset by higher cost of sales and selling expenses, higher intangible asset amortization due to the acquisition of Sunburst and VLT, the acquired in-process research and development charge related to the VLT acquisition, and an adjustment associated with the impaired assets of the Little Planet Literacy Series. Lower distribution expenses were primarily due to the implementation of a new warehouse automation system. Cost of sales rose due to higher manufacturing and royalty costs, which were the result of higher net sales, partially offset by lower editorial expense due to the winding down of a heavy product development cycle in preparation for sales opportunities in the year 2000 and beyond. The increase in selling expense was due to higher sampling and implementation expense related to the increase in sales opportunities in 2000.

COLLEGE PUBLISHING:

     The College Publishing segment's operating income was $16.5 million for the first nine months of 2000, compared to $12.8 million for the same period in 1999. The increase in operating income was primarily due to higher net sales and lower royalty and selling expenses.

OTHER:

         The Other segment's operating loss was $1.5 million in the nine months ended September 30, 2000, compared to $5.9 million in the same period of 1999. The decrease in operating loss was primarily due to higher net sales and lower distribution expenses in the Trade Division, partially offset by higher losses at CAT and higher spending on technology initiatives.

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

      During the nine months ended September 30, 2000, Houghton Mifflin used $128.2 million of net borrowings to cover seasonal working capital needs and to fund publishing and capital investments. During the nine months ended September 30, 1999, Houghton Mifflin used $107.4 million of net borrowings to cover seasonal working capital needs and to fund publishing and capital investments.

      Net cash provided by operating activities was $3.6 million during the nine months ended September 30, 2000, a $14.3 million decrease from the $17.9 million of cash provided by operating activities during the same period in 1999. Net income excluding non-cash items increased by $20.3 million during the nine months ended September 30, 2000 as compared to the same period in 1999. Changes in operating assets and liabilities used $34.8 million more cash during the nine months ended September 30, 2000 than in the same period in 1999 due to higher accounts receivable and inventories. Higher accounts receivable was primarily due to the timing of sales, as third-quarter sales in 2000 increased over the third quarter of 1999. Inventory levels increased in anticipation of sales opportunities in the fourth quarter of 2000 and 2001.

      Cash used for investing activities was $107.9 million during the nine months ended September 30, 2000, an increase of $4.4 million from the $103.5 million required in the same period in 1999. The increase was principally due to higher plate expenditures resulting from increased investments in new products for sales opportunities in 2000 and beyond and the May 2000 acquisition of VLT, mostly offset by the May 1999 acquisition of Sunburst Communications.

      Net proceeds from financing activities increased by $30.5 million during the nine months ended September 30, 2000 from the same period in 1999. Houghton Mifflin's net borrowings increased by $20.8 million during the nine months as compared to the same period in 1999. For the nine months ended September 30, 2000, Houghton Mifflin made common stock repurchases totaling approximately $4.7 million, $2.8 million less than in the same period last year.

      Houghton Mifflin had a five-year, $300 million unsecured revolving credit facility which expired on October 31, 2000. On October 31, 2000, Houghton Mifflin entered into a $200 million unsecured revolving credit facility which expires on December 31, 2000. The revolving credit facility requires Houghton Mifflin to comply with certain covenants, the most restrictive of which include maintenance of a specific level of leverage and fixed-charge coverage ratio. We expect a new credit facility to be in place by year-end 2000. No amounts were outstanding under this new revolving credit facility at November 14, 2000. At December 31, 1999, the outstanding balance on the expired revolving credit facility was $20 million, at a weighted average interest rate of 6.75%.

      Houghton Mifflin believes its existing cash, expected positive cash flow from operations, and its existing credit facilities will be sufficient to finance the VLT acquisition, fund capital expenditures and dividend payments, and buy back common stock from time to time.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of VLT in May 2000, Houghton Mifflin wrote off in-process research and development totaling $1.3 million ($0.8 million after tax) in the second quarter of 2000. The charge was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative use. This amount represents an allocation of the purchase price related to new versions of CyberSTAR and ActNow!

     CyberSTAR is a Web-based assessment product specifically targeted at the K-12 market that provides student testing, scoring, and reporting of test questions. The CyberSTAR in-process project will replace the existing CyberSTAR product and will include the following features and functions: (1) test formatting/printing which will allow for production of a test booklet from CyberSTAR; (2) database storage, which involves storing test results to a new area of the database and production of reports from that new area; (3) grouping student-specific records written in Java, which will replace the existing Visual Basic Code that exists around student and course management; and (4) a portal, which provides on-line delivery of the test and view of the grade report.

     ActNow! is a complete Web-based training program that offers educational professionals anytime, anywhere, precision training in a wide variety of industry-standard desktop software applications. The ActNow! in-process project involves the creation of fully Web-enabled delivery software; the current ActNow! product delivers assessments from the local PC drive.

      Houghton Mifflin anticipates that the products using the acquired in-process research and development will be released during 2001. We expect that the acquired in-process research and development will be successfully developed, but we cannot be sure that the products will be commercially successful.

     The nature of the efforts required to develop the acquired in-process research and development into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification, and testing activities necessary to establish that the products can meet design specifications, including functions, features and technical performance requirements.

     We determined the value of the acquired in-process research and development by estimating the projected net cash flows related to the products and the stage of completion of the products and discounting these cash flows to the net present value. We based the resulting projected net cash flows on management's estimates of revenues and operating profits related to the products. The revenue estimates we used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by Houghton Mifflin and our competitors. The rates utilized to discount the net cash flows to the net present value were based on a discount rate of 30% for CyberSTAR and 25% for ActNow! These discount rates took into account the time value of money and investment risk factors described above.

     The stage of completion at the time of the acquisition was 29% for CyberSTAR and 41% for ActNow! The expected cost to complete is $0.3 million for CyberSTAR and $0.2 million for ActNow!, and both projects are expected to be completed by the first quarter of 2001.

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

      Due to the seasonal nature of our business, Houghton Mifflin's borrowings under our commercial paper program typically increase through the third quarter of each year. The outstanding commercial paper balance was $169.6 million at September 30, 2000, $21.4 million at December 31, 1999, and $89.4 million at September 30, 1999. The average interest rate on the commercial paper for the nine months ended September 30, 2000 was 6.61%. The carrying value of the commercial paper equals fair value due to the short-term maturity of the instrument.

      Houghton Mifflin had a five-year, $300 million unsecured revolving credit facility which expired on October 31, 2000. On October 31, 2000, Houghton Mifflin entered into a $200 million unsecured revolving credit facility which expires on December 31, 2000. The revolving credit facility requires Houghton Mifflin to comply with certain covenants, the most restrictive of which include maintenance of a specific level of leverage and fixed-charge coverage ratio. We expect a new credit facility to be in place by year-end 2000. No amounts were outstanding under this new revolving credit facility at November 14, 2000. At December 31, 1999, the outstanding balance on the expired revolving credit facility was $20 million, at a weighted average interest rate of 6.75%.

PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) None

     ITEM 5.  Other Events

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No. (27) Financial Data Schedule

         (b)  Reports on Form 8-K

                 Form 8-K dated September 8, 2000

                 Item 5.  Other Events

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


                                                   HOUGHTON MIFFLIN COMPANY
                                              ----------------------------------
                                                         Registrant


Dated:  November 14, 2000                           /s/ Gail Deegan
                                              ----------------------------------
                                                        Gail Deegan
                                              Executive Vice President, Chief
                                              Financial Officer


Dated:  November 14, 2000                             /s/ David R. Caron
                                              ----------------------------------
                                                          David R. Caron
                                              Vice President, Corporate
                                              Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                    Item 6(a)


Exhibit No         Description of Document           Page Number in This Report
----------         -----------------------           --------------------------

 (27)              Financial Data Schedule