Form 10-Q/A
period 1999-06-30
HOUGHTON MIFFLIN CO
filed 2000-12-01
CIK 48638

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD FROM APRIL 1, 1999 TO JUNE 30, 1999
                         COMMISSION FILE NUMBER 1-5406

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

  For the transition period from ..................... to .....................

               --------------------------------------------------

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

         Yes  [X]              No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

          Class                                 Outstanding at July 31, 1999
--------------------------------                ----------------------------
  Common Stock, $1 par value                             31,026,078
Preferred Stock Purchase Rights                          31,026,078

INTRODUCTION.

     This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on August 12, 1999, and is being filed solely to reflect the restatement of the Registrant's Exhibit No. 27- Financial Data Schedule. The Form 10-Q, Exhibit No. 27- Financial Data Schedule was originally filed with quarterly financial information and is now being revised to reflect year-to-date financial information.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit No. (27) Financial Data Schedule (Revised)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            HOUGHTON MIFFLIN COMPANY
                                            -----------------------------------
                                                      Registrant


     Dated:  December 1, 2000                        /s/ Gail Deegan
                                            -----------------------------------
                                                         Gail Deegan
                                                   Executive Vice President,
                                                    Chief Financial Officer


     Dated:  December 1, 2000                        /s/ David R. Caron
                                            -----------------------------------
                                                         David R. Caron
                                                        Vice President,
                                                     Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                   Item 6(a)


Exhibit No      Description of Document             Page Number in This Report
----------      -----------------------             --------------------------

 (27)           Financial Data Schedule (Revised)

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               JUN-30-1999
[CASH]                                           7,698
[SECURITIES]                                    11,079
[RECEIVABLES]                                  197,834
[ALLOWANCES]                                    17,450
[INVENTORY]                                    193,056
[CURRENT-ASSETS]                               429,943
[PP&E]                                         345,897
[DEPRECIATION]                                 194,649
[TOTAL-ASSETS]                               1,100,242
[CURRENT-LIABILITIES]                          400,099
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        30,930
[OTHER-SE]                                     304,072
[TOTAL-LIABILITY-AND-EQUITY]                 1,100,242
[SALES]                                        305,164
[TOTAL-REVENUES]                               305,164
[CGS]                                          158,863
[TOTAL-COSTS]                                  337,412
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              15,220
[INCOME-PRETAX]                               (47,468)
[INCOME-TAX]                                  (18,889)
[INCOME-CONTINUING]                           (28,579)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (28,579)
[EPS-BASIC]                                     (0.99)
[EPS-DILUTED]                                   (0.99)