Form 10-Q/A
period 1999-09-30
HOUGHTON MIFFLIN CO
filed 2000-12-01
CIK 48638

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

 For the transition period from .................... to .......................

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

         Yes  [X]           No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999.

          Class                                Outstanding at October 31, 1999
--------------------------------               -------------------------------
  Common Stock, $1 par value                             31,095,798
Preferred Stock Purchase Rights                          31,095,798

INTRODUCTION.

     This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on November 15, 1999, and is being filed solely to reflect the restatement of the Registrant's Exhibit No. 27- Financial Data Schedule. The Form 10-Q, Exhibit No. 27- Financial Data Schedule was originally filed with quarterly financial information and is now being revised to reflect year-to-date financial information.

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


     Dated:  December 1, 2000                    /s/ Gail Deegan
                                             -----------------------------------
                                                     Gail Deegan
                                               Executive Vice President,
                                               Chief Financial Officer


     Dated:  December 1, 2000                   /s/ David R. Caron
                                             -----------------------------------
                                                   David R. Caron
                                                    Vice President,
                                                  Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                   Item 6(a)


Exhibit No       Description of Document             Page Number in This Report
----------       -----------------------             --------------------------

 (27)            Financial Data Schedule (Revised)

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                           8,591
[SECURITIES]                                       819
[RECEIVABLES]                                  365,021
[ALLOWANCES]                                    29,532
[INVENTORY]                                    173,669
[CURRENT-ASSETS]                               522,335
[PP&E]                                         343,605
[DEPRECIATION]                                 195,428
[TOTAL-ASSETS]                               1,180,671
[CURRENT-LIABILITIES]                          357,736
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        31,073
[OTHER-SE]                                     425,425
[TOTAL-LIABILITY-AND-EQUITY]                 1,180,671
[SALES]                                        762,954
[TOTAL-REVENUES]                               762,954
[CGS]                                          328,247
[TOTAL-COSTS]                                  630,504
[OTHER-EXPENSES]                                 5,586
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              23,754
[INCOME-PRETAX]                                103,110
[INCOME-TAX]                                    41,373
[INCOME-CONTINUING]                             61,737
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                 30,323
[CHANGES]                                            0
[NET-INCOME]                                    92,060
[EPS-BASIC]                                       3.20
[EPS-DILUTED]                                     3.14