Form 10-Q/A
period 2000-06-30
HOUGHTON MIFFLIN CO
filed 2000-12-01
CIK 48638

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

 For the transition period from ................... to ........................

             ------------------------------------------------------

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


                                 Not applicable
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

INTRODUCTION.

     This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q, as filed by the Registrant on August 9, 2000, and is being filed solely to reflect the restatement of the Registrant's Exhibit No. 27- Financial Data Schedule. The Form 10-Q, Exhibit No. 27- Financial Data Schedule was originally filed with quarterly financial information and is now being revised to reflect year-to-date financial information.

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


     Dated:  December 1, 2000                      /s/ Gail Deegan
                                          -----------------------------------
                                                      Gail Deegan
                                                 Executive Vice President,
                                                  Chief Financial Officer


     Dated:  December 1, 2000                     /s/ David R. Caron
                                          -----------------------------------
                                                      David R. Caron
                                                      Vice President,
                                                    Corporate Controller

                            Houghton Mifflin Company
                                Index To Exhibits
                                   Item 6(a)


Exhibit No      Description of Document              Page Number in This Report
----------      -----------------------              --------------------------

 (27)           Financial Data Schedule (Revised)

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                          11,425
[SECURITIES]                                       638
[RECEIVABLES]                                  215,046
[ALLOWANCES]                                    19,396
[INVENTORY]                                    225,894
[CURRENT-ASSETS]                               498,767
[PP&E]                                         160,595
[DEPRECIATION]                                  84,657
[TOTAL-ASSETS]                               1,205,926
[CURRENT-LIABILITIES]                          449,979
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        31,740
[OTHER-SE]                                     373,345
[TOTAL-LIABILITY-AND-EQUITY]                 1,205,926
[SALES]                                        349,820
[TOTAL-REVENUES]                               349,820
[CGS]                                          175,370
[TOTAL-COSTS]                                  373,662
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              14,941
[INCOME-PRETAX]                               (39,323)
[INCOME-TAX]                                  (15,224)
[INCOME-CONTINUING]                           (24,099)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (24,099)
[EPS-BASIC]                                     (0.83)
[EPS-DILUTED]                                   (0.83)