Form 10-K405
period 2000-12-31
HOUGHTON MIFFLIN CO
filed 2001-03-08
CIK 48638

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
       -------------------                        -----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock of the registrant held by nonaffiliates of the registrant was approximately $1,225,591,542 as of February 28, 2001.

     The registrant had outstanding 28,851,025 shares of common stock (exclusive of Treasury shares) and 28,851,025 Preferred Stock Purchase Rights as of February 28, 2001.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Stockholders are incorporated into Part III.
================================================================================

                            HOUGHTON MIFFLIN COMPANY

                               TABLE OF CONTENTS

                                   FORM 10-K

                                                                         PAGE
                                                                         ----
                                     PART I

Item 1.    Business....................................................    1
Item 2.    Properties..................................................    6
Item 3.    Legal Proceedings...........................................    6
Item 4.    Submission of Matters to a Vote of Securities Holders.......    6

                                    PART II

Item 5.    Market for Houghton Mifflin's Common Stock and Related
           Stockholder Matters.........................................    9
Item 6.    Selected Financial Data.....................................    9
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   12
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...   24
Item 8.    Consolidated Financial Statements and Supplementary Data....   25
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   59

                                    PART III

Item 10.   Directors and Executive Officers of Houghton Mifflin........   59
Item 11.   Executive Compensation......................................   59
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   59
Item 13.   Certain Relationships and Related Transactions..............   59

                                    PART IV

Item 14.   Exhibits, Financial Statements and Schedule, and Reports on
           Form 8-K....................................................   59
           Index to Consolidated Financial Statements and Financial
           Schedules...................................................   59
           Financial Statement Schedule................................   59
           Signatures..................................................   61
           Index to Exhibits...........................................   62

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Houghton Mifflin's actual results could differ materially from the expectations described in the forward-looking statements. Some of the factors that might cause such a difference are discussed in the section entitled "Safe Harbor' Statement under Private Securities Litigation Reform Act of 1995" on page 12 of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

(a)  DESCRIPTION OF BUSINESS

     Houghton Mifflin Company was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. Houghton Mifflin's principal business is publishing, and our operations are classified into three operating segments.

     - K-12 Publishing, which includes textbooks and other educational materials and services for the kindergarten through grade twelve, or K-12, school markets, includes the following operating divisions:

      - The School Division, Boston, Massachusetts, which publishes educational materials for the elementary school market;

      - McDougal Littell Inc., Evanston, Illinois, which publishes educational materials for the secondary school market;

      - Great Source Education Group, Inc., or Great Source, Wilmington, Massachusetts, which publishes supplementary educational materials for both the elementary and secondary school markets;

      - Sunburst Technology Corporation, or Sunburst (formerly Houghton Mifflin Interactive Corporation), Pleasantville, New York, which develops and sells multimedia instructional products for both the elementary and secondary school markets; and

      - The Riverside Publishing Company, or Riverside, Itasca, Illinois, which publishes assessment materials for the educational and clinical testing markets.

     - College Publishing, which includes textbooks and other educational materials and services for the post-secondary higher education market. The College Division is the only operating division included in this segment.

     - Other, which consists of operating divisions not involved in educational publishing, including:

      - The Trade & Reference Division, or Trade, Boston, Massachusetts, which publishes fiction, nonfiction, children's books, dictionaries, and reference materials in a variety of formats and media; and

      - Computer Adaptive Technologies, Inc., or CAT, Evanston, Illinois, which specializes in the development and delivery of computer-based testing solutions to corporations and associations worldwide.

     In this description of our business, all divisions are treated as part of Houghton Mifflin.

     In May 2000, we acquired the net assets of Virtual Learning Technologies, Inc., or VLT, an educational testing company that specializes in online assessments, for approximately $14.6 million in cash. VLT has been integrated into Riverside, which is reported in the K-12 Publishing segment.

     In May 1999, we acquired all of the outstanding stock of Sunburst Communications, Inc., a developer of software and video instructional materials for the elementary and secondary school markets, for approximately $34.4 million in cash. Our consolidated financial statements include Sunburst's operating results from the date of acquisition in the K-12 Publishing segment.

     In January 1999, we acquired the assets of Little Planet Literacy Series, a leading technology-based pre-kindergarten to grade three literacy program, from Applied Learning Technologies, Inc. for approximately $4.6 million in cash. Our consolidated financial statements include the effect of Little Planet Literacy from the date of acquisition in the K-12 Publishing segment.

     In March 1994, Houghton Mifflin's former Software Division successfully completed an initial public offering. We retained an equity interest in the successor company, INSO Corporation, of approximately 40%.

On August 2, 1999, we elected to deliver approximately 1.9 million shares of INSO common stock to repay the remaining 6% Exchangeable Notes due 1999 - Stock Appreciation Income Linked Securities, or SAILS. In December 1999, we sold our remaining shares of INSO common stock.

(b)  FINANCIAL INFORMATION ABOUT THE OPERATING SEGMENTS

     Financial information about Houghton Mifflin's operating segments is in
Part II, Item 8, Notes to Consolidated Financial Statements, in Note 12 under the heading "Segment and Related Information" on page 53 and the schedule titled "Five-Year Financial Summary" on page 10.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

     As a publisher, Houghton Mifflin shapes ideas, information, and instructional methods into various media that satisfy the lifelong need of people to learn, gain proficiency, and be entertained. We seek out, select, and generate worthwhile concepts and then enhance their value and accessibility through creative development, design, production (performed by outside suppliers), marketing, sales, and distribution. While Houghton Mifflin's works have been published principally in printed form, we publish many programs or works in other formats including computer software, laser discs, CD-ROM, and Internet-based platforms.

K-12 PUBLISHING

     This operating segment includes textbooks and instructional materials, tests for measuring achievement and aptitude, clinical/special needs testing products, and multimedia instructional programs for the K-12 market. The principal markets for these products are elementary and secondary schools. Beginning in 1999, we focused Sunburst's business on the growing educational technology marketplace rather than on the retail market. Therefore, beginning in 1999, the information relating to Sunburst is included in the K-12 Publishing segment.

     Houghton Mifflin's major regional sales offices for this segment are in California, Georgia, Illinois, Massachusetts, New Jersey, New York, and Texas. Each division in the segment has its own dedicated sales force. We distribute products of the School Division, McDougal, and Great Source from two facilities located in Indianapolis, Indiana and Geneva, Illinois. In addition, some states require us to use in-state textbook depositories for educational materials sold in that state. Sunburst's products are shipped from its facility located in Pleasantville, New York, and Riverside's products are shipped directly from vendor site locations.

     In the school market, which consists of kindergarten through grade twelve, the process by which elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. Twenty states, representing approximately one-half of the United States elementary and secondary school-age population, select new instructional materials on a statewide basis for a particular subject approximately every five to eight years. These twenty states are referred to as "adoption states." Generally, a school or school district within an adoption state may use state monies to purchase instructional materials only from the list of publishers' programs that have been approved, or "adopted," by the particular state's governing body. In the other states, referred to as "open territories," individual schools or school districts make the purchasing decisions from the unrestricted offerings of all publishers. The industry terms "adopted" or "adoption" may be used both to describe a state governing body's approval process, or to describe a school or school district's selection and purchase of instructional materials. After adopting, or selecting, instructional materials, schools later decide the quantity and timing of their purchases.

     Educational materials are usually described as being either basal or supplemental materials. Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and which are the primary source of classroom instruction. They typically include a student textbook and a variety of ancillary materials such as teacher's editions, charts, classroom displays, classroom handouts, and tests. Supplemental materials, as the name implies, are intended to provide focused information about a topic, or practice in a particular skill, but not the comprehensive system of materials offered in a basal program.

     In general, Houghton Mifflin presents products to schools and teachers by sending samples to teachers in a school market which is considering a purchase. Sending sample copies is an essential part of marketing instructional materials. Since any educational program may have many individual components, and samples are widely distributed, the cost of sampling a new program can be substantial. In addition, once a program is purchased, we may provide a variety of ancillary materials to purchasers at no cost. We also conduct training sessions within a school district that has purchased our materials to help teachers learn to use our products effectively. These free materials and services, usually called "implementation" and "in-service" training, are a cost of doing business.

     The elementary school market, which consists of kindergarten through grade eight, has four major disciplines:

     - reading and language arts (which includes English, spelling, and handwriting),

     - mathematics,

     - science and health, and

     - social studies.

     The School Division develops and markets its products for all four of these disciplines.

     The secondary school market, which consists of sixth grade through twelfth grade, has six major disciplines:

     - literature and language arts,

     - mathematics,

     - social studies,

     - world languages,

     - science and health, and

     - vocational studies.

     McDougal develops and markets its products for five of these disciplines: literature and language arts, mathematics, social studies, world languages, and science and health.

     Great Source develops and distributes supplemental materials for the kindergarten through twelfth grade market principally in the following disciplines: reading and language arts, mathematics, and social studies.

     Sunburst develops and distributes educational software and video instructional materials for the kindergarten through twelfth grade market. Sunburst develops computer-based programs in areas such as problem solving, early learning tools, language arts, and mathematics, and video instructional programs on subjects such as conflict resolution, self esteem, drug education, and success skills.

     Riverside publishes tests for educational and psychological assessment. Educational tests include norm-referenced tests that compare students to national performance levels. Riverside also contracts with states to custom develop criterion-referenced, standards-based educational assessments which are available in both print form and online. Psychological tests are administered to one person at a time by a trained clinician or specialist.

COLLEGE PUBLISHING

     This operating segment, which consists of the College Division, includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and other services for introductory and upper level courses in the post-secondary higher education market. Products may be in print or electronic form or Internet based. Virtually all major textbooks have an integrated technology component such as a website and/or multimedia CD-ROM. The principal markets for these products are two-and four-year colleges and universities, served by the national sales office in Boston, Massachusetts, or by the regional sales office in St. Charles, Illinois. Houghton Mifflin also sells these products, principally mathematics, history, chemistry, and world languages, for high school advanced placement courses (through the McDougal sales force) and to for-profit, certificate-granting institutions, or private career schools, which offer skill-based training and job placement. Products for this segment are distributed from the Indianapolis, Indiana, facility.

     In the college and private career school markets, the faculty generally selects the texts and other materials to be used in class, acting either as a committee or individually. The College Division sales force promotes product to faculty through a combination of on-campus visits, shipment of sample copies of products to instructors, and e-mail correspondence. In addition, targeted marketing and advertising to faculty, in both print and electronic form, are an important part of the selling process. For high school advanced placement courses, the selection of college materials is made through the adoption process.

     For the college market, once the faculty selects the educational content for a course, students have the option of purchasing these materials from several different sources:

     - retail booksellers, both in stores and through Internet sites, or

     - direct from the publisher.

     A bookstore or Internet site may purchase materials for a course "new" from the publisher or, in the case of product with a copyright older than one year, "used" from other students. Approximately 30% of all student purchases in the college market are used books. In the private career school market, the institution generally purchases product directly from the publisher and requires students to purchase the product from the institution as part of the tuition.

     The college market is comprised of approximately thirty-five disciplines. The College Division publishes in eighteen of these, including mathematics, chemistry, business, history, English, and modern languages, which are the largest disciplines. Most textbooks are on a three- or four-year revision cycle. Textbooks with a current-year copyright date are referred to in the industry as "frontlist," and textbooks with an older copyright date are referred to as "backlist." The success of each year's frontlist titles significantly influences sales of backlist titles in subsequent years. Consequently, most of the selling and marketing activities of college publishers focus on promoting frontlist titles.

OTHER

     Houghton Mifflin's Other operating segment consists of the Trade Division, CAT, and unallocated corporate-related items.

     The Trade Division publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. Its principal markets are retail stores, including Internet bookstore sites, and wholesalers. The division also sells reference materials to schools, colleges, office supply distributors, and businesses. The sales volume for trade books and reference works may vary significantly from year to year based on the success of one or more titles. The division also licenses book rights and content to paperback publishers, book clubs, websites, and other publishers and electronic businesses in the United States and abroad. The Trade Division's publications are sold by its own sales force, as well as some of Houghton Mifflin's other divisional sales forces and commission agents. The division's major corporate sales and support offices are in Massachusetts and New York. Trade Division products are distributed from our leased facility in Indianapolis, Indiana.

     CAT specializes in developing and delivering computer-based testing solutions. It markets these products to corporations and associations worldwide. CAT's products are sold by its own sales force, whose major corporate sales and support offices are located in Illinois.

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

     Sales of K-12 instructional materials are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant impact on Houghton Mifflin's year-to-year revenues. Although the loss of a single customer or a few customers would not have a materially adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year revenue performance. In 2000, Houghton Mifflin had increased sales in adoption states in the elementary school social studies and math disciplines and secondary school literature and language arts and world languages disciplines, which more than offset fewer sales in open territory and adoption states in the elementary school reading and language arts disciplines and secondary school social studies and math disciplines as compared to 1999. See "Summary of Quarterly Results of Operations (unaudited)" for the two-year period ended December 31, 2000 on page 57.

     Houghton Mifflin expects that in 2001 there will be an increase in statewide adoption opportunities, as well as additional funding opportunities, for instructional and assessment materials and services in both adoption and open territory states. The adoption opportunities will be primarily in elementary school mathematics and reading and language arts and secondary school literature and language arts and math. Houghton Mifflin also expects growth opportunities in the other divisions to contribute to higher revenues in 2001 compared to 2000. During 2001, we will continue to invest in new products and services to take advantage of opportunities in all publishing segments. Houghton Mifflin will also continue to invest in and improve operating and support systems. These investments will help us maintain a market-leading educational product line, as well as improve our efficiency, profitability, and service to customers.

     We sell our products in highly competitive markets. In these markets, product quality and customer service are major factors in generating sales growth. Profitability is affected by industry developments including increasingly competitive selling costs; rising development costs due to customers' requirements for more customized instructional materials; and higher technology costs due to the increased number of textbook program components developed in technology formats.

     There are four significant publishers serving the elementary and secondary school markets, and seven significant publishers serving the college market.

     At December 31, 2000, Houghton Mifflin employed approximately 3,500 people.

     We anticipate no substantial expenditures for compliance with environmental laws or regulations.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND EXPORT SALES

     Export sales are not significant to Houghton Mifflin's three business segments.

ITEM 2.  PROPERTIES

     Houghton Mifflin's principal executive office is located at 222 Berkeley Street, Boston, Massachusetts.

     The following table describes the approximate building areas, principal uses, and the years of expiration on leased premises of Houghton Mifflin's significant operating properties at December 31, 2000. We believe that these properties are suitable and adequate for our present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

                                                    APPROXIMATE
                                     EXPIRATION         AREA
                                    YEAR: LEASED     IN SQUARE      PRINCIPAL USE OF
             LOCATION                 PREMISES          FEET             SPACE                SEGMENT USED BY
             --------               ------------   --------------   ----------------   ------------------------------
OWNED PREMISES
Indianapolis, Indiana.............                    503,000       Offices &          K-12 Publishing and College
                                                                    Warehouse          Publishing
Geneva, Illinois..................                    486,000       Offices &          K-12 Publishing; sales office
                                                                    Warehouse
Pleasantville, New York...........                     50,000       Offices &          K-12 Publishing
                                                                    Warehouse
LEASED PREMISES
Indianapolis, Indiana.............      2007          310,000       Warehouse          Other
Boston, Massachusetts                   2007          301,000       Executive &        All segments and corporate
  222 Berkeley Street/                                              Business offices   headquarters
  500 Boylston Street.............
West Chicago, Illinois............      2001          129,000       Warehouse          K-12 Publishing
Itasca, Illinois..................      2006           75,000       Offices            K-12 Publishing; sales office
Evanston, Illinois................      2004           70,000       Offices            K-12 Publishing; sales office
Dallas, Texas.....................      2005           70,000       Offices &          K-12 Publishing; sales office
                                                                    Warehouse
Wilmington, Massachusetts.........      2005           50,000       Offices            K-12 Publishing; corporate
                                                                                       support; sales office
Morris Plains, New Jersey.........      2006           40,000       Offices            K-12 Publishing; sales office
Kennesaw, Georgia.................      2004           39,000       Warehouse          K-12 Publishing
New York, New York................      2004           30,000       Offices            College Publishing and Other
Evanston, Illinois................      2004           20,000       Offices            K-12 Publishing
Evanston, Illinois................      2004           19,000       Offices            Other
St. Charles, Illinois.............      2006           20,000       Offices            College Publishing; sales
                                                                                       office
Somerville, Massachusetts.........      2001           12,000       Offices            K-12 Publishing

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Houghton Mifflin did not submit any matters to a stockholder vote during the last quarter of the fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF HOUGHTON MIFFLIN

                                                                                                     OTHER
                                                                                         OFFICE    POSITIONS
                          AGE AT                                                          HELD     WITH THE
          NAME            2/28/01                         OFFICE                         SINCE      COMPANY
          ----            -------    ------------------------------------------------    ------    ---------
Nader F. Darehshori.....    64       Chairman, President, and Chief Executive Officer     1991     Director
Arthur S. Battle, Jr....    50       Vice President, Human Resources                      1998           --
Albert Bursma, Jr.......    63       Executive Vice President; President, Great           1995           --
                                     Source Education Group, Inc.
David R. Caron..........    40       Vice President, Controller                           1997           --
Gail Deegan.............    54       Executive Vice President and Chief Financial         1996           --
                                     Officer
Elizabeth L. Hacking....    59       Senior Vice President, Strategic Development         1993           --
John E. Laramy..........    56       Senior Vice President; President, The Riverside      1999           --
                                     Publishing Company
George A. Logue.........    50       Executive Vice President, School Division            1997           --
Mark E. Mooney..........    48       Senior Vice President, Chief Technology Officer      1997           --
John H. Oswald..........    51       Executive Vice President; President, Computer        1999           --
                                     Adaptive Technologies, Inc.
Conall E. Ryan..........    43       Executive Vice President; President, Sunburst        2000           --
                                     Technology Corporation
Rita H. Schaefer........    47       Senior Vice President, McDougal Littell Inc.         2000           --
Gary L. Smith...........    56       Senior Vice President, Administration                1991           --
June Smith..............    57       Executive Vice President, College Division           1994           --
Wendy J. Strothman......    50       Executive Vice President, Trade & Reference          1996           --
                                     Division
Paul D. Weaver..........    58       Senior Vice President, Clerk, Secretary, and         1989           --
                                     General Counsel

     The following information provides a brief description of the business experience of each executive officer during the past five years. Each executive officer, other than Mr. Battle, Mr. Caron, Ms. Deegan, and Mr. Mooney has been employed by Houghton Mifflin for more than five years.

Nader F. Darehshori
1991--Chairman, President, and Chief Executive Officer

Arthur S. Battle, Jr.
1998--Vice President, Human Resources
1995--Divisional Vice President, Human Resources, Corning, Inc.

Albert Bursma, Jr.
1995--Executive Vice President; President, Great Source Education Group, Inc.*

David R. Caron
1997--Vice President, Controller
1996--Assistant Controller
1995--Director-Corporate Accounting, NYNEX

Gail Deegan
1998--Executive Vice President and Chief Financial Officer
1996--Executive Vice President, Chief Financial Officer, and Treasurer 1995--Senior Vice President, Regulatory and Government Affairs, NYNEX

Elizabeth L. Hacking
1993--Senior Vice President, Strategic Development

John E. Laramy
1999--Senior Vice President; President, The Riverside Publishing Company* 1994--Vice President, Director of Sales, The Riverside Publishing Company*

George A. Logue
1998--Executive Vice President, School Division
1997--Senior Vice President, School Division
1994--Vice President, Sales and Marketing, School Division

Mark E. Mooney
1997--Senior Vice President, Chief Technology Officer
1996--Vice President, Director of Information Technology, The Bureau of National Affairs

John H. Oswald
1999--Executive Vice President; President, Computer Adaptive Technologies, Inc.* 1993--Executive Vice President; President, The Riverside Publishing Company*

Conall E. Ryan
2000--Executive Vice President; President, Sunburst Technology Corporation* 1999--Senior Vice President; President, Sunburst Technology Corporation* 1997--Senior Vice President; President, Houghton Mifflin Interactive Corporation*
1996--President, Houghton Mifflin Interactive Corporation*
1995--Vice President, Publisher, Houghton Mifflin Interactive Corporation*

Rita H. Schaefer
2000--Senior Vice President, McDougal Littell Inc.*
1994--Vice President, National Sales Manager, McDougal Littell Inc.*

Gary L. Smith
1991--Senior Vice President, Administration

June Smith
1994--Executive Vice President, College Division

Wendy J. Strothman
1996--Executive Vice President, Trade & Reference Division
1995--Vice President, Publisher, Adult Trade and Reference

Paul D. Weaver
1989--Senior Vice President, Clerk, Secretary, and General Counsel

* A subsidiary of Houghton Mifflin

                                    PART II

ITEM 5.  MARKET FOR HOUGHTON MIFFLIN'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     Houghton Mifflin's common stock trades on the New York Stock Exchange. As of February 28, 2001, Houghton Mifflin had approximately 5,859 stockholders of record.

     The following table shows information about stock prices and dividends paid per share.

                            HOUGHTON MIFFLIN COMPANY
                   STOCK PRICES AND DIVIDENDS PAID PER SHARE

                                                  2000                             1999
                                     ------------------------------    ----------------------------
                                                           DIVIDEND                        DIVIDEND
                                      HIGH        LOW        PAID       HIGH      LOW        PAID
                                     ------      ------    --------    ------    ------    --------
First Quarter......................  $43.88      $38.06     $0.130     $47.63    $40.00     $0.125
Second Quarter.....................   50.69       36.88      0.130      50.31     42.63      0.125
Third Quarter......................   51.82       37.75      0.130      52.50     40.50      0.130
Fourth Quarter.....................   47.19       29.50      0.130      43.25     34.88      0.130
                                                            ------                          ------
Year...............................                         $0.520                          $0.510
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

                            HOUGHTON MIFFLIN COMPANY
                          FIVE-YEAR FINANCIAL SUMMARY
              (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)

                                                                    YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    2000         1999         1998         1997         1996
                                                 ----------   ----------   ----------   ----------   ----------
OPERATING RESULTS
Net sales......................................  $1,027,637   $  949,448   $  886,266   $  821,545   $  738,165
Operating income...............................     136,290      111,960       98,520      106,558       87,382
Net interest expense...........................      31,806       29,770       33,981       38,926       40,875
Gains (losses) on INSO Corporation common stock
  and equity in earnings (losses) of INSO
  Corporation..................................          --       (5,100)      18,797       15,901       27,446
Equity in losses of equity method investee.....      (2,737)          --           --           --           --
Loss on sale of investment.....................          --           --       (3,017)          --           --
Write-down of investment.......................      (4,553)          --           --           --           --
Other expense..................................          --           --       (1,050)          --           --
Income before taxes and extraordinary item.....      97,194       77,090       79,269       83,533       73,953
Extraordinary gain on extinguishment of debt,
  net of tax...................................          --       30,320       18,010           --           --
Net income.....................................      55,824       76,304       63,649       49,822       43,622
PER COMMON SHARE
Basic:
    Income before extraordinary item...........       $1.94        $1.60        $1.59        $1.76        $1.57
    Extraordinary gain on extinguishment of
      debt.....................................          --         1.05         0.63           --           --
                                                      -----        -----        -----        -----        -----
    Basic net income per share.................       $1.94        $2.65        $2.22        $1.76        $1.57
                                                      -----        -----        -----        -----        -----
                                                      -----        -----        -----        -----        -----
Diluted:
    Income before extraordinary item...........       $1.92        $1.57        $1.57        $1.73        $1.56
    Extraordinary gain on extinguishment of
      debt.....................................          --         1.03         0.62           --           --
                                                      -----        -----        -----        -----        -----
    Diluted net income per share...............       $1.92        $2.60        $2.19        $1.73        $1.56
                                                      -----        -----        -----        -----        -----
                                                      -----        -----        -----        -----        -----
Dividends declared per share...................      $ 0.52       $ 0.51       $ 0.50       $ 0.49       $ 0.48
Book value.....................................       14.38        14.41        13.20        10.61         9.22
Stock price--High..............................       51.82        52.50        47.25        40.25        28.32
    Low........................................       29.50        34.88        26.94        26.31        20.25
    Close......................................       46.38        42.19        47.25        38.38        28.32
FINANCIAL DATA
Total assets...................................  $1,123,974   $1,038,743   $  983,668   $1,000,648   $1,017,283
Long-term debt less current portion............     224,687      254,638      274,521      371,081      500,999
Additions to book plates and property, plant,
  and equipment................................     112,293       98,314       73,984       67,903       74,943
Dividends paid.................................      14,980       14,748       14,388       13,959       13,371
Weighted average shares outstanding:
    Basic......................................      28,749       28,823       28,689       28,237       27,801
    Diluted....................................      29,045       29,308       29,111       28,826       27,919
NET SALES--CLASSES OF SIMILAR PRODUCTS
K-12 Publishing................................  $  750,660   $  684,336   $  634,199   $  581,617   $  514,086
College Publishing.............................     174,406      173,694      162,518      150,934      140,566
Other..........................................     102,571       91,418       89,549       88,994       83,513
                                                 ----------   ----------   ----------   ----------   ----------
                                                 $1,027,637   $  949,448   $  886,266   $  821,545   $  738,165
                                                 ==========   ==========   ==========   ==========   ==========

     In the fourth quarter of 2000, Houghton Mifflin implemented the consensus of the Emerging Issue Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, and reclassified its shipping and handling fees from selling and administrative expenses to net sales. The effect of the reclassification was to increase net sales and selling and administrative expenses by $34.8 million in 2000, $29.3 million in 1999, $24.6 million in 1998, $24.2 million in 1997, and $20.3 million in 1996. The reclassification has no effect on operating income or net income.

     In the third quarter of 2000, Houghton Mifflin reviewed the value of its investment in a distance learning company and estimated that the value had suffered a decline which was other than temporary. Therefore, the investment was written down to its estimated net realizable value, resulting in a charge of $4.6 million ($2.9 million after tax), or $0.10 per share.

     During 2000, Houghton Mifflin recorded a $2.7 million loss, or $0.09 per share, reflecting its share of the losses in Classwell Learning Group, recorded on the equity method.

     On August 2, 1999, the remaining 50%, or $65.3 million in aggregate principal amount, of the outstanding 6% Exchangeable Notes, or SAILS, matured. Houghton Mifflin elected to deliver approximately 1.9 million shares of INSO common stock to repay the remaining SAILS. The transaction represented a surrender of the shares and generated a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per share. In addition, we also recognized a $52.3 million extraordinary gain ($30.3 million after tax), or $1.03 per share, as a result of the extinguishment of the SAILS indebtedness. In 1999, we recorded a gain of $0.5 million ($0.3 million after tax), or $0.01 per share, on the sale of our remaining shares of INSO common stock.

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

     On August 1, 1998, Houghton Mifflin redeemed 50%, or $65.3 million in aggregate principal amount, of the outstanding 6% Exchangeable Notes, or SAILS, with approximately 1.9 million shares of INSO common stock. The redemption represented a surrender of the shares and generated a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per share. In addition, we recorded a $31.1 million extraordinary gain ($18.0 million after tax), or $0.62 per share, as a result of the extinguishment of the SAILS indebtedness. In 1998, Houghton Mifflin recorded items related to INSO resulting from INSO's special charge of $2.8 million in connection with its acquisitions of Henderson Software, Inc. and ViewPort Development AB. Our portion of these charges amounted to approximately $0.8 million ($0.5 million after tax), or $0.01 per share. We also recorded a gain of $3.2 million ($1.9 million after tax), or $0.06 per share, resulting from INSO's sale of its linguistic software net assets.

     Houghton Mifflin recognized a loss of $3.0 million ($2.0 million after tax), or $0.07 per share, on the sale of our investment in Cassell Plc in 1998.

     In 1997, Houghton Mifflin recognized a gain of $14.9 million ($8.6 million after tax), or $0.30 per share, representing our portion of the increase in INSO's net equity as a result of INSO's completion of a public offering of 1.2 million shares of common stock at a net offering price of approximately $47 per share in the fourth quarter of 1996 (see Note 9 in the Notes to the Consolidated Financial Statements for a summary of Houghton Mifflin's recognition policy). The 1997 results include special charges of $2.5 million ($1.5 million after tax), or $0.05 per share, related to INSO's acquisition of the Mastersoft line of products from Adobe Systems Incorporated, the acquisition of Level Five Research, Inc., and a restructuring charge affecting INSO's Information Products and certain of its Information Management Tools products.

     In 1996, Houghton Mifflin recorded a gain of $34.3 million ($19.9 million after tax), or $0.71 per share, on the sale of 770,000 shares of INSO common stock. We also recorded special charges in 1996 of $11.7 million ($7.1 million after tax), or $0.25 per share, related to our investment in INSO, resulting from INSO's acquisitions of ImageMark Software Labs, Inc. and Electronic Book Technologies, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2000

     "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This report includes forward-looking statements that reflect Houghton Mifflin's current views about future events and financial performance. Words such as "will," "should," "believe," "expect," "anticipate," "outlook," and other similar expressions that predict or indicate future events or trends, or that are not statements of historical matters, identify forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These risks, uncertainties, and factors include, but are not limited to: (1) market acceptance of new educational and testing products and services, particularly reading, literature, English and other language arts, and mathematics programs; The Iowa Tests of Basic Skills(R); and Sunburst's technology products; (2) the seasonal and cyclical nature of educational sales; (3) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (4) how much is actually spent in key states such as California, Texas, and Florida, and the Company's share of that spending; (5) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales of texts; (6) changes in the competitive environment, including those which could adversely affect selling expenses, such as the increased amount of material given away at no cost in the elementary and secondary school markets and increased demand for customized products; (7) the relative profitability of products sold; (8) regulatory changes which could affect the purchase of educational and testing products and services; (9) strength of the retail market for general-interest publications and market acceptance of newly-published titles and new electronic products; (10) Computer Adaptive Technologies' ability to enter into new agreements for testing services and generate revenue growth; (11) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials, such as the products and services offered by Riverside and the College Division; (12) the potential effect of a weakening economy on sales of college and general interest publications; (13) risks related to the operating and capital needs of companies in which we have invested that could impair the value of those investments; (14) the effect of changes in accounting and/or tax policies and practices; and (15) other factors detailed from time to time in Houghton Mifflin's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     In the fourth quarter of 2000, Houghton Mifflin implemented the consensus of the Emerging Issue Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, and reclassified its shipping and handling fees from selling and administrative expenses to net sales. The effect of the reclassification was to increase net sales and selling and administrative expenses by $34.8 million in 2000, $29.3 million in 1999, and $24.6 million in 1998. The reclassification has no effect on operating income or net income.

Net income:

                                                    TWELVE MONTHS ENDED DECEMBER 31,
                                         ------------------------------------------------------
                                                                           DILUTED EARNINGS
                                                                           (LOSS) PER SHARE
                                                                       ------------------------
                                          2000      1999      1998      2000     1999     1998
                                         -------   -------   -------   ------   ------   ------
                                          (IN THOUSANDS OF DOLLARS, EXCEPT PER-SHARE AMOUNTS)
Income after tax, but excluding
  extraordinary and nonrecurring
  items:...............................  $58,681   $48,943   $37,250   $ 2.02   $ 1.67   $ 1.28
Extraordinary and nonrecurring items,
  net of taxes, where applicable:
     Extraordinary gain on
       extinguishment of debt..........       --    30,320    18,010       --     1.03     0.62
     Gain (loss) on surrender of INSO
       Corporation common stock to
       satisfy indebtedness............       --    (3,241)    8,913       --    (0.11)    0.31
     Gain on sale of INSO Corporation
       common stock....................       --       282        24       --     0.01       --
     Loss on sale of investment........       --        --    (1,961)      --       --    (0.07)
     Write-down of investment..........   (2,857)       --        --    (0.10)      --       --
     Other gains.......................       --        --     1,413       --       --     0.05
                                         -------   -------   -------   ------   ------   ------
Net income.............................  $55,824   $76,304   $63,649   $ 1.92   $ 2.60   $ 2.19
                                         =======   =======   =======   ======   ======   ======

     Consolidated net income in 2000 was $55.8 million, or $1.92 per share, compared to net income of $76.3 million, or $2.60 per share, in 1999 and net income of $63.6 million, or $2.19 per share, in 1998.

     Income after tax, excluding extraordinary and nonrecurring expenses, for 2000 was $58.7 million, or $2.02 per share, compared to $48.9 million, or $1.67 per share, for the same period in 1999. The primary reasons for the increase were higher sales and operating efficiencies, partially offset by higher selling costs, higher losses at Computer Adaptive Technologies, Inc. (CAT), an asset impairment charge, increased intangible asset amortization, higher interest expense, and equity in losses of Classwell Learning Group, or Classwell.

     Income after tax, excluding extraordinary and nonrecurring items, for 1999 was $48.9 million, or $1.67 per share, compared to $37.3 million, or $1.28 per share, in 1998. The primary reasons for the increase were higher net sales, operating efficiencies, product mix, lower interest expense, and the 1998 acquired in-process research and development charge for the CAT acquisition, partially offset by higher development costs, increased selling expenses related to sales opportunities in 2000 and beyond, and additional intangible asset amortization resulting from the acquisitions of CAT, the DiscoveryWorks elementary science program, and Sunburst Communications.

     During 2000, the Company recorded a special charge for the write-down of an investment in a distance learning start-up company, which resulted in a loss of $4.6 million ($2.9 million after-tax), or $0.10 per share

     During 1999, Houghton Mifflin recorded a loss of $5.6 million ($3.2 million after tax), or $0.11 per share, resulting from the surrender of INSO common stock upon maturity of the remaining outstanding SAILS. We also recognized an extraordinary gain of $52.3 million ($30.3 million after tax), or $1.03 per share, on the extinguishment of the SAILS indebtedness. In addition, we sold our remaining shares of INSO and recognized a gain of $0.5 million ($0.3 million after tax), or $0.01 per share.

     During 1998, Houghton Mifflin recognized a gain of $15.4 million ($8.9 million after tax), or $0.31 per share, resulting from the surrender of INSO common stock used to redeem one-half of the outstanding SAILS. We also recognized an extraordinary gain of $31.1 million ($18.0 million after tax), or $0.62 per share, on the extinguishment of the SAILS indebtedness. In 1998, Houghton Mifflin recognized a loss of $3.0 million ($2.0 million after tax), or $0.07 per share, on the sale of our investment in Cassell Plc. During 1998, Houghton Mifflin also recorded a one-time gain (net of charges) of $2.4 million ($1.4 million after tax), or $0.05 per share, related to the equity investment in INSO.

Net sales:

                                                                        INCREASE (DECREASE)
                                                                   ------------------------------
                                TWELVE MONTHS ENDED DECEMBER 31,   2000 VS. 1999    1999 VS. 1998
                                --------------------------------   --------------   -------------
                                   2000        1999       1998        $       %        $       %
                                ----------   --------   --------   -------   ----   -------   ---
                                        (IN THOUSANDS OF DOLLARS, EXCEPT PERCENT AMOUNTS)
K-12 Publishing...............  $  750,660   $684,336   $634,199   $66,324    9.7%  $50,137   7.9%
College Publishing............     174,406    173,694    162,518       712    0.4    11,176   6.9
Other.........................     102,571     91,418     89,549    11,153   12.2     1,869   2.1
                                ----------   --------   --------   -------          -------
          Total net sales.....  $1,027,637   $949,448   $886,266   $78,189    8.2%  $63,182   7.1%
                                ==========   ========   ========   =======          =======

     Net sales for 2000 were $1,027.6 million, an increase of 8.2% from the $949.4 million reported in 1999. The K-12 Publishing segment's net sales increased $66.3 million, or 9.7%, to $750.7 million in 2000 from $684.3 million in 1999. Each division in the segment reported higher net sales, benefiting from adoption opportunities and product introductions. The School Division, McDougal Littell, and Great Source experienced significant sales increases in California. Riverside reported significant sales increases from the new edition of the Woodcock-Johnson(R) III Tests of Achievement and Tests of Cognitive Abilities. Sunburst Technology also reported a large sales increase resulting from higher product sales and the full-year ownership of Sunburst Communications, purchased in May 1999. The College Publishing segment's net sales in 2000 increased 0.4%, to $174.4 million from $173.7 million in 1999. Strong sales of new frontlist titles and higher sales in international markets were offset by lower sales of backlist titles and lower sales to alternative markets, particularly the high school advanced placement market, as well as higher college book returns. The Other segment's net sales in 2000 increased $11.2 million, or 12.2%, to $102.6 million from $91.4 million in 1999. This increase was primarily due to increased sales of the Trade Division's adult and children's titles and publishing rights as well as higher dictionary sales.

     Houghton Mifflin's net sales in 1999 increased $63.2 million, or 7.1%, to $949.4 million from $886.3 million in 1998. The K-12 Publishing segment's net sales of $684.3 million in 1999 were $50.1 million, or 7.9%, above 1998 net sales of $634.2 million. All divisions in the K-12 Publishing segment reported increased revenues in 1999 even though the sales opportunities were limited in elementary and secondary school reading and language arts. New product lines such as reading intervention and MathSteps contributed to the net sales gain, as did the inclusion of sales of DiscoveryWorks, the elementary school science program we acquired in December 1998, and multimedia instructional materials we acquired with Sunburst in May 1999. The College Publishing segment's net sales of $173.7 million in 1999 increased $11.2 million, or 6.9%, from $162.5 million in 1998. The increase was primarily due to higher sales of frontlist titles and additional sales to the high school advanced placement market. The Other segment's net sales in 1999 increased by $1.9 million, or 2.1%, to $91.4 million from $89.5 million in 1998. This was primarily due to the Trade Division's increased sales from its adult trade list, partially offset by the shift of Sunburst Technology, formerly Houghton Mifflin Interactive, to the K-12 Publishing segment in 1999.

Costs and expenses:

                                                                           INCREASE (DECREASE)
                                                                     -------------------------------
                                 TWELVE MONTHS ENDED DECEMBER 31,    2000 VS. 1999    1999 VS. 1998
                                 ---------------------------------   --------------   --------------
                                   2000        1999        1998         $       %        $       %
                                 ---------   ---------   ---------   -------   ----   -------   ----
                                          (IN THOUSANDS OF DOLLARS, EXCEPT PERCENT AMOUNTS)
Cost of sales..................  $434,267    $411,114    $390,922    $23,153    5.6%  $20,192    5.2%
Selling and administrative,
  excluding intangible asset
  amortization.................   419,314     394,506     364,816     24,808    6.3    29,690    8.1
Intangible asset
  amortization.................    33,978      31,868      28,508      2,110    6.6     3,360   11.8
Asset impairment charge........     2,488          --          --      2,488     --        --     --
Acquired in-process research
  and development..............     1,300          --       3,500      1,300     --    (3,500)    --
                                 --------    --------    --------    -------          -------
          Total costs and
            expenses...........  $891,347    $837,488    $787,746    $53,859    6.4%  $49,742    6.3%
                                 ========    ========    ========    =======          =======

Cost of sales:

     In 2000, cost of sales increased $23.2 million, or 5.6%, to $434.3 million from $411.1 million in 1999. The increased cost of sales was primarily due to higher net sales. As a percentage of sales, cost of sales decreased to 42.3% for 2000 from 43.3% in 1999. The lower percentage was primarily due to higher net sales and lower editorial expense.

     In 1999, cost of sales increased $20.2 million, or 5.2%, to $411.1 million from $390.9 million during 1998. The increased cost of sales was primarily due to higher net sales and increased editorial expense related to new program development and product revisions in preparation for the sales opportunities in the year 2000 and beyond. This increase was partially offset by lower plate amortization primarily due to the accounting change regarding book plate amortization. Beginning in 1999, Houghton Mifflin implemented a change in the method of accounting for the amortization of book plate assets. The change is from a class of assets method previously used to a specific identification method by which amortization commences in the year of publication. This change was made prospectively for book plate additions beginning in 1999. This change resulted in a decrease in amortization expense of approximately $5.1 million for the twelve months ended December 31, 1999. As a percent of sales, cost of sales decreased to 43.3% in 1999 from 44.1% in 1998. The lower percentage was primarily due to higher net sales and lower plate amortization expense, partially offset by higher editorial expense.

Selling and administrative:

     Selling and administrative expenses, excluding intangible asset amortization, were $419.3 million in 2000, an increase of $24.8 million, or 6.3%, from $394.5 million in 1999. The primary reasons for this increase were higher selling and implementation costs, the additional selling and administrative costs for the operations of Sunburst, additional distribution and administrative costs for the operations of CAT, and increased spending on technology initiatives. The increases were partially offset by lower administrative costs due to lower employee-related costs and lower spending to address the Year 2000 computer issue than in 1999. Overall, as a percentage of sales, selling and administrative expenses decreased to 40.8% in 2000 from 41.6% in 1999.

     Selling and administrative expenses, excluding intangible asset amortization, were $394.5 million in 1999, an increase of $29.7 million, or 8.1%, over the $364.8 million recorded in 1998. As a percent of sales, selling and administrative expense increased slightly to 41.6% in 1999 from 41.2% in 1998. The primary reasons for this increase were higher selling costs related to sales opportunities in 2000 and beyond, the additional selling and administrative costs for the operations of CAT and Sunburst, and increased spending on efforts to improve customer support systems and to address the Year 2000 computer issue. The increases were partially offset by lower distribution costs. Implementation of a new warehouse automation system and in-sourcing of the Trade Division's distribution function contributed to the lower distribution costs.

Intangible asset amortization:

     Due to the May 2000 acquisition of VLT and the May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $34.0 million in 2000 from $31.9 million in 1999.

     Due to the 1998 acquisitions of CAT and DiscoveryWorks, the January 1999 acquisition of Little Planet, and the May 1999 acquisition of Sunburst Communications, intangible asset amortization increased to $31.9 million in 1999 from $28.5 million in 1998.

Asset impairment charge:

     In 2000, Houghton Mifflin recorded a special charge of $2.5 million, related to the write-down of a portion of the goodwill and other long-lived assets attributable to the Little Planet Series, a Sunburst Technology product, to their estimated fair values as determined from estimated future cash flows. In January 1999, Houghton Mifflin purchased the assets of the Little Planet Series, a pre-kindergarten to grade three literacy program. During 1999, sales for the Little Planet Series fell short of goals established at the time of the acquisition, and plans were put into place to improve sales of this product by the third quarter of

2000, when a number of sales are made in the education marketplace. A significant improvement failed to materialize by the third quarter, and as a result, future sales are now expected to be lower than originally expected. Based on these indicators, the goodwill and other long-lived assets recorded at the time of acquisitions were re-evaluated and compared to the estimated undiscounted cash flows from the Little Planet products. The undiscounted cash flows indicated there was an impairment, and the assets were written down to their estimated fair values, as determined from the estimated anticipated discounted future cash flows. This amount is reported as an "Asset impairment charge" in a separate line item of Costs and Expenses in the accompanying consolidated financial statements.

     As part of our impairment assessment, we have also considered the long-lived assets, identifiable intangibles and goodwill attributable to our CAT business. An impairment assessment was performed due to CAT's operating cash flow losses. While losses had been forecast, certain aspects of our CAT business have not performed as originally planned. Plans are in place to improve CAT's operating cash flows, which are dependent on CAT's ability to enter into new agreements for testing services and generate the related revenue. Based on these plans at this time, the undiscounted cash flows are expected to recover the assets carrying amounts.

Net interest expense:

     Net interest expense of $31.8 million in 2000 increased $2.0 million from $29.8 million in 1999. The increase reflected higher interest rates and increased borrowings due primarily to the purchase of Houghton Mifflin common stock in the fourth quarter of 2000. This increase was partially offset by the maturity on August 2, 1999, of $65.3 million in aggregate principal amount of SAILS. Houghton Mifflin also had interest rate swaps and the effect was to decrease interest expense for 2000 by $0.2 million and to increase interest expense for 1999 by $0.4 million.

     Net interest expense of $29.8 million in 1999 decreased $4.2 million from $34.0 million in 1998. The reduction was primarily due to the maturity on August 2, 1999, of $65.3 million of SAILS, the redemption of $65.3 million in aggregate principal amount of SAILS on August 1, 1998, and the repayment of $39.5 million of debt at the end of 1998. The effect of the interest rate swaps was to increase interest expense by $0.4 million in 1999 and $0.2 million in 1998.

Equity in losses of equity method investee:

     During 2000, Houghton Mifflin recorded a $2.7 million loss reflecting its share of the losses in Classwell Learning Group, recorded on the equity method.

Equity in earnings (losses) of INSO Corporation:

     During 1998, Houghton Mifflin recognized $3.4 million in equity earnings of INSO, representing a one-time gain of $3.2 million and $1.0 million of INSO's earnings, partially offset by $0.8 million of one-time charges recognized by INSO.

Other expense:

     In 1998, Houghton Mifflin recognized a $1.1 million charge related to our unsuccessful bid for a portion of Simon & Schuster's publishing assets.

Income taxes:

     The provision for taxes in 2000 increased by $10.3 million, or 33.0%, from 1999. This increase was due to higher income and an increase in the effective tax rate to 42.6% in 2000 from 40.4% in 1999. The increase in the effective rate was primarily due to higher non-deductible costs, including the equity losses of Classwell and goodwill from previous acquisitions.

     The provision for taxes in 1999 decreased $2.5 million, or 7.5%, from 1998. This decrease was primarily due to lower income and a decrease in the effective rate to 40.4% in 1999 from 42.4% in 1998. The decrease in the effective rate reflected the non-deductible charge for acquired in-process research and development from CAT in 1998.

     Houghton Mifflin recognized net deferred tax assets aggregating $5.1 million at December 31, 2000 and $7.6 million at December 31, 1999. The assets related principally to pension and post-retirement benefits, inventory, and tax liabilities related principally to differences in the depreciation of fixed assets and amortization of book plates. In view of the consistent profitability of our past operations, we believe that these assets will be substantially recovered and that no significant additional valuation allowances are necessary.

K-12 PUBLISHING

     The K-12 Publishing segment's net sales of $750.7 million in 2000 represented a $66.3 million, or 9.7%, increase over 1999 net sales of $684.3 million. All divisions in this segment reported higher net sales in 2000 compared to 1999. Due to increased sales opportunities, especially in California, the School Division, McDougal Littell, and Great Source had higher sales. Great Source sales increased more than 25%, primarily due to higher sales of the Write Source product line and new products in math and reading and language arts. Riverside Publishing reported significant sales increases from the new edition of the Woodcock-Johnson(R) III Tests of Achievement and Tests of Cognitive Abilities. McDougal's net sales increased due to higher sales of literature and language arts and world languages programs. School's net sales increased only slightly and were lower than expected. Increases in math and social studies sales were offset by lower than expected sales in reading and language arts and science. Sunburst Technology also reported higher sales resulting from sales gains and the full-year ownership of Sunburst Communications, purchased in May 1999.

     Operating income for the K-12 Publishing segment increased $19.1 million, or 19.7% in the twelve months ended December 31, 2000, to $116.2 million from $97.1 million for the same period in 1999. The resulting operating margin for 2000 was 15.5% compared to 14.2% in 1999. The increase in operating margin was primarily due to higher net sales and lower editorial and administrative expenses, partially offset by higher manufacturing and royalty costs, higher selling expenses, higher intangible asset amortization due to the acquisitions of Sunburst and VLT, the acquired in-process research and development charge related to the VLT acquisition, and an adjustment associated with the impaired assets of the Little Planet Literacy Series. Lower editorial expense was due to the winding down of a heavy product development cycle in preparation for sales opportunities in the year 2000 and beyond. Higher manufacturing and royalty costs were due to higher inventory markdown expense and a change in the mix of products sold, which resulted in a higher percentage of revenues from products with a higher royalty rate. Lower administrative expense was due to lower employee-related costs. The increase in selling expense was due to higher sampling and implementation expense related to the increase in sales opportunities in 2000 and beyond.

     The K-12 Publishing segment's net sales of $684.3 million in 1999 represented a $50.1 million, or 7.9%, increase over 1998 net sales of $634.2 million. All divisions in this segment reported higher net sales in 1999 compared to 1998. Although sales opportunities were limited in elementary school reading and language arts, the School Division's strongest markets and the markets to which its customers direct the most funding, the School Division's net sales increased year over year. This increase was due to the acquisition of DiscoveryWorks and new product lines such as reading intervention, designed to help students with difficulties in learning to read, and MathSteps. Great Source reported increased net sales primarily due to higher sales of the Write Source product line and new products in mathematics and reading and language arts. Riverside's slightly higher sales were primarily due to increased sales of clinical and custom products, mostly offset by lower state contract sales. McDougal's net sales increased only slightly over 1998 and were lower than expected. Increases in social studies revenues were offset by lower-than-expected funding in both adoption and open territory states and lower math sales. Sunburst Technology's net sales rose sharply, reflecting the May acquisition of Sunburst Communications.

     Operating income for the K-12 Publishing segment decreased $0.8 million, or 0.8%, to $97.1 million in 1999 from $97.9 million in 1998. The resulting operating margin for 1999 was 14.2% compared to 15.4% in 1998. This decrease in operating margin was primarily due to increases in cost of sales, selling and administrative expenses, and intangible asset amortization. Cost of sales increased due to higher editorial expenses incurred for new program development and product revisions in preparation for sales opportunities in the year 2000 and beyond, partially offset by lower plate amortization. Selling expenses increased due to expansion of the sales staff and higher sampling and promotional expenses in anticipation of the increased sales opportunities in the year 2000 and beyond. Administrative expenses rose due to efforts to improve customer support systems and to address the Year 2000 computer issue. The shift of Sunburst Technology to the K-12 Publishing segment also accounted for some of the increase in selling and administrative costs. The increase in intangible asset amortization was due to the 1998 acquisition of DiscoveryWorks and the 1999 acquisitions of Little Planet and Sunburst Communications.

COLLEGE PUBLISHING

     The College Publishing segment reported 2000 net sales of $174.4 million, a 0.4% increase over 1999 net sales of $173.7 million. Strong sales of new frontlist titles, including Zumdahl's Basic Chemistry, Aufmann's Intermediate Algebra, and Cooper's Literacy, and higher sales in international markets were offset by lower sales of backlist titles and lower sales to alternative markets, particularly the high school advanced placement market, as well as higher college book returns.

     The College Publishing segment's operating income was $24.4 million in 2000, an increase of $0.7 million, or 2.9%, from $23.7 million in 1999. The resulting operating margin for 2000 was 14.0% compared to 13.7% in 1999. The increase in operating margin was due to lower royalty and administrative costs. Lower royalty costs were due to a change in the mix of products sold, which resulted in a higher percentage of revenues from products with a lower royalty rate. Lower administrative costs were primarily due to lower employee-related costs partially offset by higher bad debt expense.

     The College Publishing segment reported 1999 net sales of $173.7 million, a 6.9% increase over 1998 net sales of $162.5 million. This increase was primarily due to strong sales of new products and higher sales to the high school advanced placement market.

     In 1999, operating income for the College Publishing segment increased $4.0 million, or 20.3%, to $23.7 million from $19.7 million in 1998. The resulting operating margin for 1999 was 13.7% compared to 12.1% in 1998. The operating margin improvement was primarily due to the increase in net sales and lower manufacturing, editorial, and distribution expenses as a percent of sales in 1999 compared to 1998. These decreases were partially offset by higher administrative expenses.

OTHER

     In 2000, the Other segment's net sales increased by $11.2 million, or 12.2%, to $102.6 million from $91.4 million in 1999. The Trade Division was the major contributor to this gain due to its strong list of adult and children's titles as well as the successful launch of The American Heritage(R) Dictionary 4th Edition.

     The Other segment's operating loss was $4.4 million for the twelve months ended December 31, 2000, compared to $8.9 million in the same period of 1999. The decrease in operating loss was primarily due to higher net sales and lower manufacturing costs as a percentage of sales in the Trade Division, partially offset by higher losses at CAT and higher spending on technology initiatives.

     In 1999, the Other segment's net sales increased by $1.9 million, or 2.1%, to $91.4 million from $89.5 million in 1998. The Trade Division was the major contributor to this gain with higher sales of adult trade titles. The sales increase for the segment was also due to the inclusion of CAT, which was acquired in July 1998. Lower revenues due to the shift of Sunburst Technology to the K-12 Publishing segment beginning in 1999 partially offset these increases.

     The Other segment's operating loss was $8.9 million in 1999 compared to $19.2 million in 1998. The lower operating loss was primarily due to the shift of Sunburst Technology to the K-12 publishing segment, higher net sales, lower manufacturing and distribution costs for the Trade Division, and the acquired in-process research and development charge related to the CAT acquisition in 1998, partially offset by the higher operating expenses and intangible asset amortization of CAT.

LIQUIDITY AND CAPITAL RESOURCES

     Houghton Mifflin's principal businesses are seasonal, with approximately 90% of revenues derived from educational publishing in the K-12 and College Publishing segments, markedly seasonal businesses. We realize approximately one-half of our net sales and a substantial portion of net income during the third quarter and characteristically post a net loss in the first and fourth quarters of the year.

     This sales seasonality affects our operating cash flow. Houghton Mifflin normally incurs a net cash deficit from all of our activities through the middle of the third quarter of the year. We fund the deficit through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

     Net cash provided by operating activities was $121.7 million in 2000, a decrease of $22.1 million from $143.8 million in 1999. Net income excluding non-cash items increased $25.1 million in 2000 from 1999. Changes in operating assets and liabilities used $47.2 million more cash in 2000 than 1999 due to higher accounts receivable and inventories. Higher accounts receivable were primarily due to the timing of sales, as fourth-quarter sales in 2000 increased over the fourth quarter of 1999. Inventory levels increased in anticipation of greater sales opportunities in 2001.

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

     Cash used for investing activities was $132.1 million in 2000, a decrease of $11.9 million from the $144.0 million required in 1999. The decrease reflects a $26.9 million decrease for acquisitions of publishing and technology assets and a $8.8 million decrease in property, plant, and equipment expenditures, partially offset by a $22.8 million increase for book plate expenditures. The net decrease was due to the 1999 acquisition of Sunburst Communications partially offset by the May 2000 acquisition of VLT and higher plate expenditures resulting from increased investments in new products for sales opportunities in 2000 and beyond.

     Houghton Mifflin used $144.0 million in cash for investing activities in 1999, an increase of $46.2 million over the $97.8 million used during 1998. The increase reflects a $20.4 million increase for acquisitions of publishing and technology assets, a $13.7 million increase for book plate expenditures, and a $10.6 million increase in property, plant, and equipment expenditures. The increases were principally due to the following: the acquisitions of Sunburst Communications and the Little Planet Literacy Series and a contingent consideration payment related to the 1998 acquisition of CAT; higher investments in new products; increased spending on information systems initiatives; and the build out of the Trade Division's distribution facility.

     Net proceeds from financing activities were $13.3 million in 2000, due primarily to the net issuance of $92.4 million in debt partially offset by purchases of Houghton Mifflin common stock of $74.7 million and common stock dividend payments of $15.0 million. Total debt increased to $438.5 million as of December 31, 2000 from $346.0 million at the end of 1999. Houghton Mifflin's percentage of debt (commercial paper borrowings, current portion of long-term debt, and long-term debt) to total capitalization (debt plus stockholder's equity) increased to 51.5% from the 44.4% at the end of 1999. We financed the higher debt by increased commercial paper borrowings of $162.4 million, partially offset by the repayment of $20 million of borrowings under the expired five-year revolving credit facility and repayment of $50 million of floating rate notes.

     Net proceeds from financing activities were $8.3 million in 1999, primarily due to the net issuance of $39.3 million of debt partially offset by common stock repurchases of $17.9 million and common stock dividend payments of $14.7 million. Total debt decreased to $346.0 million as of December 31, 1999 from $369.7 million at the end of 1998. Houghton Mifflin's percentage of debt (commercial paper borrowings, current portion of long-term debt, and long-term debt) to total capitalization (debt plus stockholders' equity) decreased to 44.4% at the end of 1999 from 48.1% at the end of 1998. The decrease in debt was due to the non-cash redemption of the remaining $65.3 million in aggregate principal amount of outstanding SAILS using INSO common stock, repayment of $20.0 million of medium-term notes, and repayment of $30.0 million outstanding under Houghton Mifflin's five-year revolving credit facility, offset by the issuance of $80.0 million of medium-term notes and commercial paper borrowings of $9.5 million.

     In 2000, Houghton Mifflin's average short-term borrowings were $160.2 million, an increase of $46.6 million from 1999. Seasonal borrowing needs increased as a result of higher operating expenditures, increased working capital requirements, acquisition of VLT, and common stock repurchases.

     In 1999, Houghton Mifflin's average short-term borrowings were $113.6 million, an increase of $41.3 million from 1998. Seasonal borrowing needs increased as a result of higher operating expenditures, increased working capital requirements, and the acquisition of Sunburst Communications, Inc.

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

     In May 1999, Houghton Mifflin filed a registration statement on Form S-3 with the Securities and Exchange Commission covering up to $200 million of debt securities and common stock, which may be issued in one or more offerings from time to time. At December 31, 2000, we had not issued any debt securities or common stock covered by this registration statement.

     At December 31, 2000, Houghton Mifflin Company had an aggregate of $400 million unsecured revolving credit facilities for which we pay annual commitment fees. The $400 million is comprised of a $200 million 364-day revolving credit facility and a $200 million five-year revolving credit facility. The $200 million 364-day credit facility, entered into on December 18, 2000, will mature on December 17, 2001. The $200 million five-year revolving credit facility, entered into on December 18, 2000, will expire on December 18, 2005. The revolving credit facilities require us to comply with certain covenants, the most restrictive of which include maintenance of a fixed-charge coverage ratio and debt-to-earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. At December 31, 2000, there was no amount outstanding on the revolving credit facility. At December 31, 1999, the outstanding balance on the revolving credit facility which expired on October 31, 2000 was $20 million, at a weighted average interest rate of 6.75%. Management routinely evaluates interest rates available to Houghton Mifflin under the revolving credit facility compared to those available through the issuance of commercial paper.

     Houghton Mifflin currently expects that cash flow from operations for 2001 will be sufficient to cover investment activities and dividend payments as well as to repay by year-end a portion of debt outstanding at the beginning of 2001. We intend to continue using the short-term debt market, primarily commercial paper, for seasonal liquidity needs. During 2001, Houghton Mifflin may refinance a portion of existing short-term borrowings with long-term debt that would be issued under our shelf registration statement.

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

     Prices for paper moderated in 1999 and 2000. Overall, we expect modest increases in paper prices in 2001.

     The most significant investments affected by inflation include book plates, other property, plant, and equipment, and inventories. Houghton Mifflin uses the last-in, first-out (LIFO) method to value substantially all inventory, and therefore, the cost of inventory charged against income approximates replacement value. The incremental replacement cost expense amounted to $24.5 million in 2000 compared with $20.0 million in 1999.

     Houghton Mifflin's publishing business requires a high level of investment in book plates for our educational and reference works, which represented approximately 12.1% of total assets at December 31, 2000, and in other property, plant, and equipment, which represented 7.0% of consolidated assets at December 31, 2000. We expect to continue to commit funds to the publishing areas through both internal growth and acquisitions.

     Houghton Mifflin believes that by valuing our inventory using the LIFO method, continuing to emphasize technological improvements, and quality control, we can continue to moderate the impact of inflation on our operating results and financial position.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of VLT in May 2000, Houghton Mifflin wrote off in-process research and development totaling $1.3 million ($0.8 million after tax) in the second quarter of 2000. The charge was necessary because we determined that the acquired technology had not yet reached technological feasibility and had no future alternative use. This amount represents an allocation of the purchase price related to new versions of Assess2Learn (formerly CyberSTAR) and Assess2Know (formerly ActNow!).

     Assess2Learn is a web-based assessment product specifically targeted at the K-12 market that provides student testing, scoring, and reporting. The Assess2Learn in-process project will replace the existing Assess2Learn product and will include the following features and functions: (1) test formatting/printing which will allow for production of a test booklet from Assess2Learn; (2) database storage, which involves storing test results to a new area of the database and production of reports from that new area; (3) grouping student-specific records written in Java, which will replace the existing Visual Basic Code that exists around student and course management; and (4) a portal, which provides online delivery of the test and view of the grade report.

     Assess2Know is a complete web-based training program that offers educational professionals anytime, anywhere, precision training in a wide variety of industry-standard desktop software applications. The Assess2Know in-process project involves the creation of fully web-enabled delivery software; the current Assess2Know product delivers assessments from the local PC drive.

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

     We determined the value of the acquired in-process research and development by estimating the projected net cash flows related to the products and the stage of completion of the products and discounting these cash flows to their net present value. We based the resulting projected net cash flows on management's estimates of revenues and operating profits related to the products. The revenue estimates we used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in the related technology, and the nature and expected timing of new product introductions by Houghton Mifflin and our competitors. The rates utilized to discount the net cash flows to the net present value were based on a discount rate of 30% for Assess2Learn and 25% for Assess2Know. These discount rates took into account the time value of money and investment risk factors described above.

     The stage of completion at the time of the acquisition was 29% for Assess2Learn and 41% for Assess2Know. The expected costs to complete are $0.3 million for Assess2Learn and $0.2 million for Assess2Know, and both projects are expected to be completed by the first quarter of 2001.

     In connection with the acquisition of CAT in July 1998, Houghton Mifflin wrote off in-process research and development totaling $3.5 million in 1998. The charge was necessary because the acquired technology had not yet reached technological feasibility and had no future alternative use. This amount represented an allocation of the purchase price related to an application module called CAT Software System Version 7. This project represented an integrated application suite of products whose functionality included test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security.

     The original estimate was to complete the development of CAT Software System Version 7 in 1998 at a cost of an additional $0.1 million. Initial market availability of the product was expected by 1999. Due to technology issues, the CAT Software System Version 7 release was cancelled. Instead, Houghton Mifflin decided to improve the product with a new release, CAT System Software Version
8. Version 8 was completed in the second quarter of 2000 for an additional cost of approximately $1.4 million and incorporated some features created with Version 7.

     The estimates used in valuing the in-process research and development were based upon assumptions we believed to be reasonable but which are inherently uncertain and unpredictable. Our assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur. Accordingly, actual results may vary from the projected results. Any such variances may adversely affect the sales and profitability of future periods. Additionally, the value of other intangible assets may become impaired.

OUTLOOK

     Houghton Mifflin anticipates net sales growth of more than 10% in 2001 based on continued strong funding for instructional materials, particularly in California, and the larger number of statewide adoption opportunities in our key disciplines: reading, literature, and language arts. In addition, three states, including California, the largest adoption state, are expected to be buying mathematics. California has a large amount of funding available for purchase of instructional materials, and the extent to which its school districts buy new materials will have a significant effect on the industry and on our sales in 2001.

     Higher net sales are key to net income growth, since incremental sales are relatively more profitable. If we achieve net sales growth of more than 10%, we also expect the increase in operating income to be more than 10%. We expect to achieve this growth even though we expect the effect of leverage from higher sales to be moderated by factors including an expected $30 million increase in plate amortization due to the large number of new programs published for 2001 sales opportunities and fewer residual textbook sales in the sales mix, which are more profitable than new business due to lower selling costs. We expect our ownership in Classwell to result in equity losses in 2001 of $6.6 million, or $0.24 per diluted share, compared to $2.7 million, or $0.09 per diluted share, in 2000. Even after this higher loss, Houghton Mifflin still expects earnings per share to grow in the mid-single digit range.

     Achieving our targeted net sales growth in 2001 depends on a number of factors. In the educational publishing segments of the business, these factors include successful sales campaigns in both adoption and open territory states for the School Division's new reading, mathematics, and English programs and McDougal Littell's new literature, grammar, and mathematics programs; sales of Riverside Publishing's new version of The Iowa Tests of Basic Skills(R) and market acceptance and use of its new online assessment products; a return to mid-single digit growth rates in the college market; and CAT's ability to enter into new agreements for testing services and generate the related revenue. We also expect college book returns to decrease to levels we have experienced during recent years prior to 2000. Houghton Mifflin's ability to achieve our targets is also subject to industry developments that affect net income. We believe that college market purchases are affected by changing developments in delivering educational content through technology and by the growth of the used-book market. In the elementary and secondary markets, there has been an increase in the amount of materials given away at no cost as implementation, and greater competitive pressure to produce customized instructional materials. Both of these factors increase the cost of doing business. Finally, the number of textbook program components developed in technology formats continues to grow, increasing the cost to develop new programs. We will continue to monitor and evaluate these and any other emerging developments, but acceleration of any of these developments will affect our ability to achieve targeted earnings per share growth.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Houghton Mifflin's exposure to market risk for changes in interest rates relates primarily to borrowings under our commercial paper program and our unsecured credit facility. Houghton Mifflin does not enter into speculative or leveraged derivative transactions.

     Houghton Mifflin from time to time enters into transactions involving financial instruments in order to manage our exposure to interest rate risks and funding costs. Through the use of interest rate products such as interest rate swap agreements and interest rate locks, Houghton Mifflin attempts to achieve a predetermined mix of fixed and floating-rate debt. During 2000, Houghton Mifflin had two interest-rate swaps in place, each with a notional amount of $25 million. We pay the fixed rate on both swaps (5.90% and 5.95%) and receive a variable rate based upon a commercial paper index. Both swaps terminated on December 1, 2000.

     Each interest rate swap agreement was designated with all or a portion of the principal balance and term of a specific debt obligation. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on a fixed interest rate over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is recognized as an adjustment to interest expense in the current period. The fair market value of the swap agreements and changes in the fair market value as a result of changes in market interest rates are not recognized in the financial statements.

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

     Any swap agreements that are not designated with outstanding debt, or notional amounts (or durations) of interest rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations, are recorded as an asset or liability at fair market value, with changes in fair market value recorded in "Other income or expense" (the fair market value method). There were no such agreements at December 31, 2000.

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

                           INTEREST RATE SENSITIVITY
                        PRINCIPAL (NOTIONAL) AMOUNTS AND
                             AVERAGE INTEREST RATES

                                                                                                              FAIR
                                                                                                             MARKET
                                                                                                              VALUE
                             2001       2002       2003       2004       2005     THEREAFTER     TOTAL      12/31/00
                           --------   --------   --------   --------   --------   -----------   --------   -----------
                                                (IN THOUSANDS OF DOLLARS, EXCEPT PERCENT AMOUNTS)
LIABILITIES
Commercial paper.........  $183,791         --         --         --         --          --     $183,791    $183,791
Average interest rate....     7.56%         --         --         --         --          --           --          --
Long-term debt, including
  current portion........  $ 30,057         --         --   $ 99,805         --    $124,882     $254,744    $250,129
  Average interest
    rate.................     5.99%         --         --      7.13%         --       7.00%           --          --

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Management's Responsibility for Financial Statements........   26

Report of Independent Auditors..............................   27

Consolidated Balance Sheets at December 31, 2000 and 1999...   28

Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................   30

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   31

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   32

Notes to Consolidated Financial Statements..................   34

SUPPLEMENTARY DATA

Summary of Quarterly Results of Operations (unaudited) is presented on page 57.

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

     The financial statements have been audited by Houghton Mifflin's independent auditors, Ernst & Young LLP, in accordance with generally accepted auditing standards. In connection with its audit, Ernst & Young LLP develops and maintains an understanding of Houghton Mifflin's accounting and financial controls, and conducts such tests and related procedures as it deems necessary to render its opinion on the financial statements. The adequacy of Houghton Mifflin's internal financial controls and the accounting principles employed in financial reporting are under the general surveillance of the Audit Committee of the Board of Directors, consisting of four independent directors. The independent auditors and internal auditors have free and direct access to the Audit Committee and meet with the committee periodically to discuss accounting, auditing, and financial reporting matters.

     Houghton Mifflin has distributed to its employees a statement of company policies regarding, among other things, potentially conflicting outside business interests of employees and proper conduct of domestic and international business activities. It has developed and instituted additional internal controls and audit procedures designed to prevent or detect violations of these policies. Management believes this provides reasonable assurance that its operations meet a high standard of business conduct.

Nader F. Darehshori                            Gail Deegan
Chairman, President,                           Executive Vice President and
and Chief Executive Officer                    Chief Financial Officer

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Houghton Mifflin Company

     We have audited the accompanying consolidated balance sheets of Houghton Mifflin Company as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Houghton Mifflin's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Houghton Mifflin Company at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, in 1999 Houghton Mifflin Company changed its method of accounting for the amortization of book plate assets.

                                            /s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 26, 2001

                            HOUGHTON MIFFLIN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                   2000              1999
                                                              --------------    --------------
                                                              (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                SHARE AND PER-SHARE AMOUNTS)
                                            ASSETS

CURRENT ASSETS
     Cash and cash equivalents..............................    $   14,947        $   12,041
     Marketable securities and time deposits available for
      sale, at fair value...................................           638               638
     Accounts receivable....................................       193,919           178,887
          Less: allowance for bad debts and book returns....        30,857            31,207
                                                                ----------        ----------
                                                                   163,062           147,680
     Inventories............................................       207,537           164,228
     Deferred income taxes..................................        33,839            35,889
     Prepaid expenses.......................................         5,234             3,000
     Notes receivable.......................................            --             1,633
                                                                ----------        ----------
          Total current assets..............................       425,257           365,109
Property, plant, and equipment, net.........................        78,834            73,342
Book plates, less accumulated amortization of $105,596 in
  2000 and $115,222 in 1999.................................       135,980            98,894
OTHER ASSETS
     Royalty advances to authors, less allowance of $29,029
      in 2000 and $29,631 in 1999...........................        26,625            26,711
     Goodwill and other intangible assets, net..............       430,516           452,338
     Other investments and long-term receivables............        26,762            22,349
                                                                ----------        ----------
          Total other assets................................       483,903           501,398
                                                                ----------        ----------
                                                                $1,123,974        $1,038,743
                                                                ==========        ==========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (IN THOUSANDS OF DOLLARS,
                                                              EXCEPT SHARE AND PER-SHARE
                                                                       AMOUNTS)
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable.......................................  $   57,016     $   55,601
     Commercial paper.......................................     183,791         21,358
     Royalties..............................................      53,581         51,141
     Salaries, wages, and commissions.......................      27,365         29,814
     Income taxes payable...................................       2,956          3,351
     Other..................................................      32,387         27,895
     Current portion of long-term debt......................      30,057         70,037
                                                              ----------     ----------
          TOTAL CURRENT LIABILITIES.........................     387,153        259,197
Long-term debt..............................................     224,687        254,638
Accrued royalties payable...................................       2,054            967
Other liabilities...........................................      38,735         33,406
Accrued postretirement benefits.............................      28,791         29,213
Deferred income taxes.......................................      28,692         28,301
Commitments and contingencies (Notes 3, 4, and 8)
STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value; 500,000 shares
      authorized, none issued...............................          --             --
     Common stock, $1 par value; 70,000,000 shares
      authorized; 31,861,472 shares issued in 2000 and
      31,098,023 shares issued in 1999......................      31,861         31,098
     Capital in excess of par value.........................     139,532        108,627
     Retained earnings......................................     433,069        392,225
                                                              ----------     ----------
                                                                 604,462        531,950
     Notes receivable from stock purchase agreements........     (16,145)        (4,645)
     Unearned compensation related to restricted stock......      (2,141)        (3,029)
     Common shares held in treasury, at cost, 3,081,701
      shares in 2000 and 1,045,493 shares in 1999...........    (112,032)       (36,411)
     Benefits Trust assets, at market.......................     (60,282)       (54,844)
                                                              ----------     ----------
          TOTAL STOCKHOLDERS' EQUITY........................     413,862        433,021
                                                              ----------     ----------
                                                              $1,123,974     $1,038,743
                                                              ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2000         1999        1998
                                                             ----------    --------    --------
                                                              (IN THOUSANDS OF DOLLARS, EXCEPT
                                                                     PER-SHARE AMOUNTS)
NET SALES..................................................  $1,027,637    $949,448    $886,266
COSTS AND EXPENSES
     Cost of sales.........................................     434,267     411,114     390,922
     Selling and administrative............................     453,292     426,374     393,324
     Asset impairment charge...............................       2,488          --          --
     Acquired in-process research and development..........       1,300          --       3,500
                                                             ----------    --------    --------
                                                                891,347     837,488     787,746
                                                             ----------    --------    --------
OPERATING INCOME...........................................     136,290     111,960      98,520
OTHER INCOME (EXPENSE)
     Net interest expense..................................     (31,806)    (29,770)    (33,981)
     Equity in losses of equity method investee............      (2,737)         --          --
     Write-down of investment..............................      (4,553)         --          --
     Gains (losses) on INSO Corporation common stock and
       equity in earnings (losses) of INSO Corporation.....          --      (5,100)     18,797
     Loss on sale of investment............................          --          --      (3,017)
     Other expense.........................................          --          --      (1,050)
                                                             ----------    --------    --------
                                                                (39,096)    (34,870)    (19,251)
                                                             ----------    --------    --------
Income before taxes and extraordinary item.................      97,194      77,090      79,269
Income tax provision.......................................      41,370      31,106      33,630
                                                             ----------    --------    --------
Income before extraordinary item...........................      55,824      45,984      45,639
Extraordinary gain on extinguishment of debt, net of tax of
  $21,956 in 1999 and $13,042 in 1998......................          --      30,320      18,010
                                                             ----------    --------    --------
Net income.................................................  $   55,824    $ 76,304    $ 63,649
                                                             ==========    ========    ========
EARNINGS PER SHARE:
Basic
     Income before extraordinary item......................  $     1.94    $   1.60    $   1.59
     Extraordinary gain on extinguishment of debt..........          --        1.05        0.63
                                                             ----------    --------    --------
     Net income............................................  $     1.94    $   2.65    $   2.22
                                                             ==========    ========    ========
Diluted
     Income before extraordinary item......................  $     1.92    $   1.57    $   1.57
     Extraordinary gain on extinguishment of debt..........          --        1.03        0.62
                                                             ----------    --------    --------
     Net income............................................  $     1.92    $   2.60    $   2.19
                                                             ==========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 2000        1999        1998
                                                              ----------   ---------   --------
                                                                  (IN THOUSANDS OF DOLLARS)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
     Net income.............................................  $   55,824   $  76,304   $ 63,649
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Equity in losses of equity method investee........       2,737          --         --
          Extraordinary gain on extinguishment of debt, net
            of tax..........................................          --     (30,320)   (18,010)
          Depreciation and amortization expense.............     103,564      94,115     95,681
          Amortization of unearned compensation on
            restricted stock................................       1,061       1,200      5,177
          Losses (gains) on INSO Corporation common stock
            and equity in earnings of INSO Corporation......          --       5,100    (18,797)
          Write-down of investment..........................       4,553          --         --
          Asset impairment charge...........................       2,488          --         --
          Acquired in-process research and development......       1,300          --      3,500
          Loss on sale of long-term investment..............          --          --      3,017
     Changes in operating assets and liabilities:
          Accounts receivable...............................     (14,022)     (1,534)    16,805
          Inventories.......................................     (43,309)    (11,266)    (1,626)
          Accounts payable..................................       1,349      15,640     (9,006)
          Royalties, net....................................       2,718      (1,619)     6,356
          Deferred and income taxes payable.................       2,046     (12,283)   (10,877)
          Other, net........................................       1,377       8,449     10,928
                                                              ----------   ---------   --------
               NET CASH PROVIDED BY OPERATING ACTIVITIES....     121,686     143,786    146,797
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Book plate expenditures................................     (89,766)    (66,979)   (53,255)
     Acquisition of publishing and technology assets, net of
       cash acquired........................................     (18,372)    (45,266)   (24,845)
     Property, plant, and equipment expenditures............     (22,527)    (31,335)   (20,729)
     Issuance of notes receivable...........................      (1,407)     (1,133)        --
     Proceeds from the sale of INSO Corporation stock.......          --         682        210
     Proceeds from the sale of long-term investment.........          --          --        835
     Purchase of marketable securities......................          --          --        (24)
                                                              ----------   ---------   --------
               NET CASH USED IN INVESTING ACTIVITIES........    (132,072)   (144,031)   (97,808)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Dividends paid on common stock.........................     (14,980)    (14,748)   (14,388)
     Issuance (repayment) of commercial paper...............     162,433       9,464    (49,452)
     Proceeds from the issuance of long-term financing......          --      80,000     50,000
     Payment of long-term financing.........................     (70,049)    (50,181)   (40,000)
     Exercise of stock options..............................       9,849       1,583      2,875
     Purchase of common stock...............................     (74,690)    (17,873)        --
     Other..................................................         729          88        308
                                                              ----------   ---------   --------
               NET CASH PROVIDED BY (USED IN) FINANCING
                 ACTIVITIES.................................      13,292       8,333    (50,657)
Increase (decrease) in cash and cash equivalents............       2,906       8,088     (1,668)
Cash and cash equivalents at beginning of year..............      12,041       3,953      5,621
                                                              ----------   ---------   --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   14,947   $  12,041   $  3,953
                                                              ==========   =========   ========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
     Income taxes paid......................................  $   35,935   $  43,416   $ 40,693
     Interest paid..........................................  $   32,816   $  29,242   $ 33,875

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                COMMON         CAPITAL
                                                                STOCK         IN EXCESS      RETAINED
   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998      $1 PAR VALUE    OF PAR VALUE    EARNINGS
      (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)        ------------    ------------    --------
BALANCE AT JANUARY 1, 1998.................................    $30,219         $ 75,307      $281,411
Comprehensive income:
Net income.................................................         --               --        63,649
Other comprehensive income, net of tax:
     Unrealized gain on available for sale securities......         --               --            --
     Reclassification adjustment on realized loss on sale
       of security.........................................         --               --            --
     Total comprehensive income............................         --               --            --
Common stock dividends, $0.50 per share....................         --               --       (14,388)
Stock options exercised....................................        259            5,642            --
Issuance of executive performance shares...................         31              852            --
Issuance of restricted stock...............................         11              306            --
Executive stock repurchases................................         --               --            --
Other equity transactions, net.............................         30              838            --
Benefits Trust asset remeasurement.........................         --           11,538            --
Amortization of unearned compensation on restricted
  stock....................................................         --               --            --
Tax benefit related to stock plan activities...............         --            1,257            --
                                                               -------         --------      --------
BALANCE AT DECEMBER 31, 1998...............................     30,550           95,740       330,672
                                                               =======         ========      ========
Comprehensive income:
Net income.................................................         --               --        76,304
Other comprehensive income, net of tax:
     Reclassification adjustment on realized loss on sale
       of security.........................................         --               --            --
     Total comprehensive income............................         --               --            --
Common stock dividends, $0.51 per share....................         --               --       (14,748)
Stock options exercised....................................        463           10,318            --
Issuance of restricted stock...............................         48            2,231            --
Restricted stock forfeited.................................         --               --            --
Executive stock repurchases................................         --               --            --
Purchases of treasury stock................................         --               --            --
Other equity transactions, net.............................         37            1,601            (3)
Benefits Trust asset remeasurement.........................         --           (6,581)           --
Amortization of unearned compensation on restricted
  stock....................................................         --               --            --
Tax benefit related to stock plan activities...............         --            5,318            --
                                                               -------         --------      --------
BALANCE AT DECEMBER 31, 1999...............................     31,098          108,627       392,225
                                                               =======         ========      ========
Comprehensive income:
Net income.................................................         --               --        55,824
Common stock dividends, $0.52 per share....................         --               --       (14,980)
Stock options exercised....................................        716           20,623            --
Issuance of restricted stock...............................         17              695            --
Restricted stock forfeited.................................         --               --            --
Executive stock repurchases................................         --               --            --
Issuance of notes receivable for stock purchases...........         --               --            --
Purchases of treasury stock................................         --               --            --
Other equity transactions, net.............................         30            1,170            --
Benefits Trust asset remeasurement.........................         --            5,444            --
Amortization of unearned compensation on restricted
  stock....................................................         --               --            --
Tax benefit related to stock plan activities...............         --            2,973            --
                                                               -------         --------      --------
BALANCE AT DECEMBER 31, 2000...............................    $31,861         $139,532      $433,069
                                                               =======         ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                              UNEARNED                                                  ACCUMULATED
     NOTES RECEIVABLE       COMPENSATION           TREASURY STOCK                          OTHER
        FROM STOCK           RELATED TO       ------------------------    BENEFITS     COMPREHENSIVE
    PURCHASE AGREEMENTS   RESTRICTED STOCK      SHARES        AMOUNT        TRUST      INCOME (LOSS)     TOTAL
    -------------------   ----------------    -----------    ---------    ---------    -------------    --------
         $ (4,628)            $(7,178)           (282,329)   $  (5,553)   $ (49,923)     $ (1,898)      $317,757
               --                  --                  --           --           --            --
               --                  --                  --           --           --        18,560
               --                  --                  --           --           --         1,716
               --                  --                  --           --           --            --         83,925
               --                  --                  --           --           --            --        (14,388)
               --                  --             (88,182)      (3,026)          --            --          2,875
               --                  --                  --           --           --            --            883
               --                (317)                 --           --           --            --             --
              220                  --                  --           --           --            --            220
             (213)                 --              (3,541)        (102)          29            --            582
               --                  --                  --           --      (11,538)           --             --
               --               5,177                  --           --           --            --          5,177
               --                  --                  --           --           --            --          1,257
         --------             -------         -----------    ---------    ---------      --------       --------
           (4,621)             (2,318)           (374,052)      (8,681)     (61,432)       18,378        398,288
         ========             =======         ===========    =========    =========      ========       ========
               --                  --                  --           --           --            --
               --                  --                  --           --           --       (18,378)
               --                  --                  --           --           --            --         57,926
               --                  --                  --           --           --            --        (14,748)
               --                  --            (201,500)      (9,198)          --            --          1,583
               --              (2,279)                 --           --           --            --             --
               --                 368             (11,069)        (368)          --            --             --
              148                  --                  --           --           --            --            148
               --                  --            (452,281)     (17,873)          --            --        (17,873)
             (172)                 --              (6,591)        (291)           7            --          1,179
               --                  --                  --           --        6,581            --             --
               --               1,200                  --           --           --            --          1,200
               --                  --                  --           --           --            --          5,318
         --------             -------         -----------    ---------    ---------      --------       --------
           (4,645)             (3,029)         (1,045,493)     (36,411)     (54,844)            0        433,021
         ========             =======         ===========    =========    =========      ========       ========
               --                  --                  --           --           --            --         55,824
               --                  --                  --           --           --            --        (14,980)
               --                  --              (1,154)         (47)          --            --         21,292
               --                (712)                 --           --           --            --             --
               --                 539             (16,176)        (539)          --            --             --
              536                  --                  --           --           --            --            536
          (11,204)                 --                  --           --           --            --        (11,204)
               --                  --          (2,010,273)     (74,690)          --            --        (74,690)
             (832)                 --              (8,605)        (345)           6            --             29
               --                  --                  --           --       (5,444)           --             --
               --               1,061                  --           --           --            --          1,061
               --                  --                  --           --           --            --          2,973
         --------             -------         -----------    ---------    ---------      --------       --------
         $(16,145)            $(2,141)         (3,081,701)   $(112,032)   $ (60,282)     $      0       $413,862
         ========             =======         ===========    =========    =========      ========       ========

          See accompanying Notes to Consolidated Financial Statements.

                            HOUGHTON MIFFLIN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of Houghton Mifflin Company and our wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

MARKETABLE SECURITIES AND TIME DEPOSITS AVAILABLE FOR SALE:

     Houghton Mifflin accounts for our investment in debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS 115.

     Marketable securities included in current assets consist of instruments with original maturities of three months or greater. At December 31, 2000, the securities consisted of time deposits and are stated at fair value, which approximates cost due to the short maturity of the instruments. The fair values are estimated based on quoted market prices.

INVENTORIES:

     Inventory balances at December 31, 2000 and 1999, were as follows:

                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Finished goods...........................................  $193,136   $152,818
Work in process..........................................     6,585      5,584
Raw materials............................................     7,816      5,826
                                                           --------   --------
                                                           $207,537   $164,228
                                                           ========   ========

     Inventories are stated at the lower of cost or market (replacement cost for raw materials and net realizable value for other inventories). The last-in, first-out (LIFO) method is used to determine the cost of inventory. If the cost of all inventories had been determined by the first-in, first-out method (FIFO), which approximates replacement cost, net of any reserves needed on a FIFO basis, inventory values would have been higher by approximately $19.8 million at both December 31, 2000 and December 31, 1999.

                            HOUGHTON MIFFLIN COMPANY

PROPERTY, PLANT, AND EQUIPMENT:

     Property, plant, and equipment are carried on the basis of cost. Depreciation is provided on a straight-line basis over the estimated useful lives as follows:

                                                       ESTIMATED USEFUL LIFE
                                                -----------------------------------
Building and building equipment...............  10 to 35 years
Machinery, equipment, and capitalized
  software....................................  3 to 15 years
Leasehold improvements........................  Lesser of useful life or lease term

     Balances of major classes of assets and allowances for depreciation and amortization at December 31, 2000 and 1999, were as follows:

                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Land and land improvements...............................  $  1,712   $  2,164
Building and building equipment..........................    21,133     20,822
Machinery, equipment, and capitalized software...........   135,707    113,626
Leasehold improvements...................................    13,910     13,517
                                                           --------   --------
          Total..........................................   172,462    150,129
Less: allowances for depreciation and amortization.......   (93,628)   (76,787)
                                                           --------   --------
Property, plant, and equipment, net......................  $ 78,834   $ 73,342
                                                           ========   ========

     Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized. Depreciation expense was approximately $16.9 million in 2000; $12.5 million in 1999; and $10.4 million in 1998.

BOOK PLATES:

     Beginning in 1999, Houghton Mifflin implemented a change in the method of accounting for the amortization of book plate assets. The change was from a class of assets method previously used to a specific identification method by which amortization commences in the year of publication. This change was made prospectively for book plate additions beginning in 1999. We believe the change reflects a better matching of amortization expense with the related revenue and is consistent with the method used by other major publishers. This change resulted in a decrease in amortization expense of approximately $5.1 million ($3.1 million after tax), or $0.10 per share, for the twelve months ended December 31, 1999.

     Houghton Mifflin's investment in book plates is capitalized and amortized over three to five years using the sum-of-the-years digits method. This policy is used by all divisions, except for Riverside, which uses the straight-line method, and the Trade Division, which expenses its book plates for all products except reference and dictionary materials. Amortization expense was approximately $52.7 million in 2000; $49.8 million in 1999; and $56.8 million in 1998.

INCOME TAXES:

     Income taxes are provided based on the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," or SFAS 109. Deferred income taxes are recorded to reflect the tax benefit and consequences of future years' differences between the tax bases of assets and liabilities and their financial reporting amounts.

                            HOUGHTON MIFFLIN COMPANY

GOODWILL AND OTHER INTANGIBLE ASSETS:

     Goodwill and other intangible assets at December 31, 2000 and 1999, consisted of the following:

                                                          2000        1999
                                                        ---------   ---------
                                                           (IN THOUSANDS)
Goodwill.............................................   $ 554,946   $ 545,251
Publishing rights and titles.........................      24,634      24,874
Other................................................      15,330      15,860
                                                        ---------   ---------
          Total......................................     594,910     585,985
Less: accumulated amortization.......................    (164,394)   (133,647)
                                                        ---------   ---------
Goodwill and other intangibles, net..................   $ 430,516   $ 452,338
                                                        =========   =========

     Intangible assets are amortized using the straight-line method over the estimated useful lives as follows: Goodwill (7-20 years); Publishing rights and titles (5-15 years); Other intangibles (various). Amortization expense on intangible assets, principally goodwill, was approximately $34.0 million in 2000; $31.9 million in 1999; and $28.5 million in 1998.

IMPAIRMENT EVALUATION:

     Houghton Mifflin examines periodically the carrying value of our long-lived assets, certain identifiable intangibles, and goodwill to determine whether there are any impairment losses. We perform an impairment assessment if certain indicators are present, such as a significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue producing asset. We use the undiscounted cash flow method to determine if impairment has occurred. If indicators of impairment are present, and we do not expect the estimated undiscounted cash flows to be derived from the related assets to be sufficient to recover the asset's carrying amount, an impairment loss is charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors.

     See Note 15, Special Charges, for the impairment of the value of certain long-lived assets, identifiable intangibles, and goodwill recorded as of December 31, 2000. As part of our impairment assessment we have considered the long-lived assets, identifiable intangibles and goodwill attributable to our Computer Adaptive Technologies, Inc., or CAT business. An impairment assessment was performed due to CAT's operating cash flow losses. While losses had been forecast, certain aspects of our CAT business have not performed as originally planned. Plans are in place to improve CAT's operating cash flows, which are dependent on CAT's ability to enter into new agreements for testing services and generate the related revenue. Based on these plans at this time, the undiscounted cash flows are expected to recover the assets' carrying amounts.

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

STOCK-BASED COMPENSATION:

     Houghton Mifflin grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. Houghton Mifflin accounts for

                            HOUGHTON MIFFLIN COMPANY
stock option grants in accordance with Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and accordingly, recognizes no compensation expense for the stock option grants. Houghton Mifflin also grants restricted stock and performance restricted stock awards to key employees, including officers. For such restricted stock awards, Houghton Mifflin measures compensation equal to the fair market value of the shares at the date of grant. Compensation expense for these awards is then recognized ratably over the period during which the restriction lapses. For performance restricted stock awards, adjustments are also made to recognize expense based upon achievement of the applicable financial goals.

     Houghton Mifflin has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," or SFAS 123 (see Note 6).

COMPREHENSIVE INCOME:

     Houghton Mifflin reports comprehensive income as required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," or SFAS 130. SFAS 130 requires that unrealized gains or losses on Houghton Mifflin's marketable equity securities be included in other comprehensive income, as well as certain other components of stockholders' equity.

     Total comprehensive income amounted to $55.8 million for the twelve months ended December 31, 2000, $57.9 million for the twelve months ended December 31, 1999, and $83.9 million for the twelve months ended December 31, 1998. There were no items of other comprehensive income in 2000.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION:

     Houghton Mifflin reports segment information in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," or SFAS 131. SFAS 131 requires public companies to report financial and descriptive information about their operating segments in interim financial reports to shareholders as well. See Note 12 for the detailed presentation of business segments report.

RISKS AND UNCERTAINTIES:

  Organization:

     Houghton Mifflin's business is publishing, primarily operating in three segments in the domestic market. Based on sales, Houghton Mifflin's largest segment is K-12 Publishing, which provides textbooks and other educational and testing products and services for the elementary and secondary school markets. College Publishing provides textbooks and other educational products and services to the two-year and four-year college markets and advanced placement programs in the secondary school market. The Other segment provides products in a wide variety of topics, formats, and media to the general public and corporations.

  Use of estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant estimates that affect the financial statements include, but are not limited to, book returns, allowance for bad debts, recoverability of advances to authors, inventory valuation, amortization periods, and recoverability of long-term assets such as book plates, intangibles, and goodwill.

                            HOUGHTON MIFFLIN COMPANY

REVENUE RECOGNITION:

     Houghton Mifflin derives revenue primarily from the sale of textbooks and instructional materials, trade books, test materials, multimedia instructional programs, license fees for book rights and content, and services which include test scoring, test development, and training.

     Beginning in the fourth quarter of 2000, Houghton Mifflin implemented Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 requires that the following criteria must be met before revenues can be recorded: (1) persuasive evidence that an arrangement exists,
(2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibilty is reasonably assured. There was no cumulative effect associated with implementing SAB 101.

     Revenues from textbooks and instructional materials, trade books, test materials, and multimedia instructional programs are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped and title has transferred to the customer, all significant obligations have been delivered, and collection is considered probable. As our products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale, in accordance with Statement of Financial Accounting Standards No. 48, "Revenue Recognition When Right of Return Exists," or SFAS 48, based on historical experience. Also, the cost of any inconsequential obligation related to the sale is accrued at that time. Textbooks shipped from a depository location are recorded one month in arrears based on information received from the depository.

     Revenues for test scoring are recognized in the period when the scoring services have been completed, the scoring fee is fixed and determinable, and collection is probable. Revenues for fixed-priced contracts that require significant test development are recognized on a percentage-of-completion method.

     Houghton Mifflin also enters into license agreements to license certain book publishing rights. Houghton Mifflin recognizes revenue on such arrangements only when the contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is probable.

SHIPPING AND HANDLING FEES:

     As required in the fourth quarter of 2000, Houghton Mifflin implemented the consensus of the Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," or EITF 00-10, and reclassified its shipping and handling fees from selling and administrative expenses to net sales. Previously, Houghton Mifflin classified shipping and handling fees, net of shipping and handling costs, as selling and administrative expenses. The effect of reclassification was to increase net sales and selling and administrative expenses by $34.8 million in 2000, $29.3 million in 1999, and $24.6 million in 1998. This reclassification had no effect on net income in any period.

PENDING ACCOUNTING PRONOUNCEMENTS:

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133. As amended in June 2000 by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," or SFAS 138, it requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not determined to be hedges must be adjusted to fair value through net income. As amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," or SFAS 137, the provisions of SFAS 133 will require adoption no later than the beginning of our fiscal year ending December 31, 2001. Houghton Mifflin had two interest rate swaps which expired on December 1, 2000. We

                            HOUGHTON MIFFLIN COMPANY
do not anticipate holding any derivative instruments in the near future. Accordingly, adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material effect on our consolidated financial statements.

NOTE 2.  ACQUISITIONS AND INVESTMENTS

     On May 3, 2000, Houghton Mifflin acquired the net assets of Virtual Learning Technologies, Inc., or VLT, an educational testing company that specializes in online assessments. VLT has been integrated into The Riverside Publishing Company. This acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $14.6 million paid to the former shareholders of VLT. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, including acquired in-process research and development. A charge for acquired in-process research and development of $1.3 million was also recorded as part of the acquisition. Goodwill and other intangible assets of $12.8 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately 2 to 7 years.

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

     On January 8, 1999, Houghton Mifflin acquired the assets of the Little Planet Literacy Series, a technology-based pre-kindergarten to grade three literacy program, from Applied Learning Technologies, Inc. The acquisition was accounted for as a purchase, and the net assets and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $4.6 million. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. The excess of the purchase price over the net assets acquired, or goodwill, will be amortized on a straight-line basis over a period of approximately 8 years.

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

                            HOUGHTON MIFFLIN COMPANY

The acquisition agreement allowed for up to an additional $6 million of consideration, contingent upon the achievement of certain operational and financial targets. In January 1999, an additional $2 million was paid to the former shareholders of CAT based on the achievement of operational targets set forth in the acquisition agreement, which resulted in additional goodwill. The remaining additional contingent consideration of up to $4 million was contingent on achievement of certain financial targets which were not achieved, and accordingly, no additional consideration is owed. A charge for acquired in-process research and development of $3.5 million was also recorded as part of the acquisition. As of the acquisition date, CAT had only one product that qualified as in-process research and development, CAT Software System Version 7. This project represented an integrated application suite of products whose functionality included test development, automated assembly and test production, test administration, scoring, automated test reporting, and test security. The amount of the charge represented the calculated value based on residual cash flows related to this in-process research and development project. At the date of acquisition, the development of this project had not yet reached technological feasibility, and the research and development in progress had no alternative uses. Accordingly, these costs were expensed as of the acquisition date. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed, including the acquired in-process research and development. Including the contingent payment made in 1999, goodwill and other intangible assets of $9.4 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately 3 to 10 years.

     Since none of the above acquisitions materially affected consolidated results, no pro forma information is provided.

     On September 6, 2000, Houghton Mifflin Company, Sylvan Ventures, and Inception Capital launched Classwell Learning Group Inc., or Classwell, a start-up online education company which will provide K-12 teachers with new teaching and learning resources to meet their individual classroom needs and those of their students. Houghton Mifflin committed to invest $7 million of cash, $2.3 million of which was paid in 2000, and the remainder to be paid in 2001. We also contributed other assets for a fully-diluted ownership interest in Classwell of approximately 32%. Houghton Mifflin accounts for this investment on the equity method and records its share of Classwell's undistributed losses.

     In the third quarter of 2000, Houghton Mifflin reviewed the value of our investment in a distance learning company and estimated that the value had suffered a decline which was other than temporary. The assessment that this investment was impaired as of September 30, 2000, was due to the following: (1) changes in the investee's expectation regarding the timing of its profitability,
(2) the investee's present lack of resources to fund future operations, and (3) an inability of this investee to raise additional capital at valuations acceptable to its management and board of directors. As a result of these factors, Houghton Mifflin decided not to extend additional financing to the investee in the third quarter of 2000. Houghton Mifflin believes that if the investee is able to raise additional financing in the future, its investment will be significantly diluted, reducing our ability to recover this investment. Therefore, at September 30, 2000, the investment was written down to its estimated net realizable value, resulting in a charge of $4.6 million ($2.9 million after tax), or $0.10 per share. This amount is reported as "Write-down of investment" in a separate line item in the accompanying consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY

NOTE 3.  TAXES ON INCOME

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the net deferred tax assets are shown in the following table:

                                                           2000        1999
                                                         --------    --------
                                                            (IN THOUSANDS)
Tax asset-related:
     Pension and postretirement benefits...............  $ 24,329    $ 23,658
     Publishing expense................................    34,759      28,962
     Allowance for book returns........................     4,488       5,046
     Deferred compensation.............................     5,638       3,962
     Other, net........................................     2,139       3,901
                                                         --------    --------
                                                           71,353      65,529
                                                         --------    --------
Tax liability-related:
     Depreciation and amortization expense.............   (22,577)    (10,926)
     Intangible assets.................................   (39,003)    (39,446)
     Deferred income...................................      (623)       (666)
     Other, net........................................    (4,003)     (6,903)
                                                         --------    --------
                                                          (66,206)    (57,941)
                                                         --------    --------
Net deferred tax asset.................................  $  5,147    $  7,588
                                                         ========    ========

     The net deferred tax asset balance is stated at prevailing statutory income tax rates. Houghton Mifflin currently does not anticipate any change in valuation methodology applied to the determination of net deferred tax assets.

     The net deferred tax asset balance included $5.3 million in 2000 and $5.9 million in 1999 for a deferred tax liability due to differences between the book and tax basis of the intangible assets acquired from Sunburst Communications, Inc.

     Significant components of the provision for income taxes attributable to income before taxes consist of the following:

                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Current:
     Federal..................................  $32,314    $26,865    $29,034
     State and other..........................    6,615      4,041      2,434
                                                -------    -------    -------
          Total current.......................   38,929     30,906     31,468
Deferred:
     Federal..................................    2,099        171      1,520
     State and other..........................      342         29        642
                                                -------    -------    -------
          Total deferred......................    2,441        200      2,162
                                                -------    -------    -------
                                                $41,370    $31,106    $33,630
                                                =======    =======    =======

                            HOUGHTON MIFFLIN COMPANY

     The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to reported income tax expense (benefit) attributable to income before taxes is as follows:

                                                         2000    1999    1998
                                                         ----    ----    ----
Federal statutory rate.................................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit.............   3.3     3.0     3.1
Non-deductible goodwill amortization...................   3.6     2.5     2.7
Acquired in-process research and development...........   0.0     0.0     1.5
Other..................................................   0.7    (0.1)    0.1
                                                         ----    ----    ----
Effective tax rate.....................................  42.6%   40.4%   42.4%
                                                         ====    ====    ====

     As part of the normal examination of Houghton Mifflin's federal income tax returns for the fiscal years ended 1992 through 1998, the Internal Revenue Service (IRS) has made inquiries related to our corporate-owned life insurance
(COLI) program. The inquiries have principally focused on the deductibility of interest on policy loans associated with Houghton Mifflin's COLI program. Houghton Mifflin is aware that the IRS has challenged other taxpayers' COLI programs and that recent court cases have been decided in favor of the IRS position on such COLI programs, although the cases and the related decisions are being appealed. No adjustments to Houghton Mifflin's taxable income have been proposed by the IRS on this matter. Houghton Mifflin estimates that it is reasonably possible that the IRS may assert that the COLI interest deductions were not deductible. Houghton Mifflin estimates that, should such a claim be asserted by the IRS, the maximum potential exposure for an unfavorable adjustment would be approximately $9 million, including interest through December 31, 2000. Houghton Mifflin would likely contest any such proposed adjustment or assessment relating to the COLI program. However, the outcome of any such assertion, if made, or the success of any such contest cannot be estimated at this time. Houghton Mifflin does not have any provision for the related tax and interest in our consolidated financial statements should the IRS assert such a claim and ultimately be successful.

NOTE 4.  DEBT AND BORROWING AGREEMENTS

     At December 31, 2000, Houghton Mifflin had $400 million in unsecured revolving credit facilities for which we pay annual commitment fees. The revolving credit facilities replace the $300 million credit facility that expired on October 31, 2000. The $400 million revolving credit facilities are structured as follows: a $200 million five-year revolving commitment, which expires on December 18, 2005, and a $200 million 364-day facility, which expires on December 17, 2001. The revolving credit facilities requires Houghton Mifflin to comply with certain covenants, the most restrictive of which include maintenance of a fixed-charge coverage ratio and debt-to-earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. At December 31, 2000, there was no outstanding balance on the revolving credit facilities. At December 31, 1999, the outstanding balance on the revolving credit facility which expired on October 31, 2000 was $20 million, at a weighted average interest rate of 6.75%. Management routinely compares and evaluates interest rates available to Houghton Mifflin under the revolving credit facility to those available through the issuance of commercial paper.

                            HOUGHTON MIFFLIN COMPANY

                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
7.00% Notes due March 1, 2006, interest payable
  semi-annually.............................................  $124,882    $124,859
7.125% Notes due April 1, 2004, interest payable
  semi-annually.............................................    99,805      99,745
Borrowings from financial institutions, unsecured, under
  committed five-year credit facility, expiring October 31,
  2000......................................................        --      20,000
Floating Rate Notes due December 1, 2000, interest payable
  quarterly.................................................        --      50,000
5.99% Notes due December 3, 2001, interest payable
  semi-annually.............................................    30,000      30,000
Other.......................................................        57          71
                                                              --------    --------
                                                               254,744     324,675
Less: portion included in current liabilities...............    30,057      70,037
                                                              --------    --------
          Total long-term debt..............................  $224,687    $254,638
                                                              ========    ========

     Long-term debt due in each of the next five years is as follows:

YEARS                                                         IN THOUSANDS
-----                                                         ------------
2001........................................................    $30,057
2002........................................................         --
2003........................................................         --
2004........................................................     99,805
2005........................................................         --

     Houghton Mifflin had approximately $183.8 million of commercial paper outstanding at December 31, 2000, with a weighted average interest rate of 7.56%. At the end of 1999, the amount of Houghton Mifflin's outstanding commercial paper was approximately $21.4 million, with a weighted average interest rate of 6.42%.

     Houghton Mifflin has issued $125 million of non-callable unsecured 7.00% notes that mature on March 1, 2006. Houghton Mifflin also issued $100 million of 7.125% 10-year notes in a public debt offering. These notes, which mature on April 1, 2004, were priced at 99.4% of principal amount to yield an effective interest rate of 7.21%. Houghton Mifflin has issued $30 million of 5.99% medium-term notes that mature on December 3, 2001.

     In May 1999, Houghton Mifflin filed a shelf registration statement with the Securities and Exchange Commission covering up to $200 million of debt securities and common stock, which may be issued in one or more offerings from time to time. As of December 31, 2000 and 1999, there had not been any issuances of debt securities or common stock under this registration statement.

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

     The SAILS were redeemed at an exchange rate equal to (i) two shares of the common stock of INSO, par value $0.01 per share, for each SAILS, or approximately 1.9 million shares, and (ii) cash of $2.0 million

                            HOUGHTON MIFFLIN COMPANY
for the payment of all accrued and unpaid interest at the date of the redemption. The surrender of the INSO shares to redeem the SAILS generated a non-cash gain of $15.4 million ($8.9 million after tax), or $0.31 per diluted share. Houghton Mifflin also recognized an $18.0 million extraordinary after-tax gain, or $0.62 per diluted share, on the extinguishment of the debt resulting from the redemption.

     The remaining 50%, or $65.3 million in aggregate principal amount, of the outstanding SAILS matured on August 2, 1999. In accordance with the terms of SAILS, Houghton Mifflin elected to deliver (i) two shares of the common stock of INSO for each SAILS, or approximately 1.9 million shares, and (ii) cash of $2.0 million for the payment of all accrued and unpaid interest on the outstanding SAILS. The transaction represented a disposition of the shares and generated a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per diluted share. Houghton Mifflin also recognized an extraordinary gain of $52.3 million ($30.3 million after tax), or $1.03 per diluted share, on the extinguishment of debt resulting from the maturity.

     On December 1, 2000, Houghton Mifflin's two interest rate swaps expired. There were no swaps in place at December 31, 2000. At December 31, 1999, there were two interest-rate swaps in place, each with a notional amount of $25 million and terminating on December 1, 2000. Houghton Mifflin paid the fixed rate on both swaps (5.90% and 5.95%) and received a variable rate based upon a commercial paper index. In 2000, interest income from the interest rate swaps was $167,932. In 1999, interest expense from the interest rate swap was $440,494.

     Houghton Mifflin from time to time enters into transactions involving financial instruments in order to manage our exposure to interest rate risks and funding costs. Through the use of interest rate products such as interest rate swap agreements and interest rate locks, Houghton Mifflin attempts to achieve a predetermined mix of fixed- and floating-rate debt.

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

     Any swap agreements that are not designated with outstanding debt, or notional amounts (or durations) of interest rate swap agreements in excess of the principal amounts (or maturities) of the underlying debt obligations, are recorded as an asset or liability at fair market value, with changes in fair market value recorded in other income or expense (the fair market value method). There were no such agreements at December 31, 2000 or December 31, 1999.

                            HOUGHTON MIFFLIN COMPANY

NOTE 5.  RETIREMENT AND POSTRETIREMENT BENEFITS PLANS

     Houghton Mifflin has a noncontributory, qualified defined benefit pension plan, the Retirement Plan, that covers substantially all employees. The Retirement Plan is a cash balance plan which accrues benefits based on pay, length of service, and interest. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The plan's assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. Houghton Mifflin also has a nonqualified defined benefit plan, or nonqualified plan, that covers employees who earn over the qualified pay limit. The nonqualified plan accrues benefits for the executive officers based on service and pay, and benefits for all other employees accrue based on the cash balance plan calculation. The nonqualified plan is not funded.

     Houghton Mifflin provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

     Under the terms of the Benefits Trust agreement formed in 1992, proceeds from the periodic sale of assets by the trustee, cash dividends received, and other trust earnings may be used to pay designated compensation and benefit plan obligations, including retiree healthcare benefit costs. The assets in the Benefits Trust consist principally of Houghton Mifflin's common stock. The fair market value of the Benefits Trust net assets was $60.3 million at December 31, 2000, and $54.8 million at December 31, 1999.

     For the Retirement Plan, Houghton Mifflin uses a September 30 measurement date and adjusts for any contributions made after the measurement date to disclose the accrued pension liability at December 31. For postretirement benefits, a December 31 measurement date is used to disclose accrued postretirement benefit liability.

     The following tables, prepared in accordance with Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits," or SFAS 132, set forth the pension and postretirement benefit liability recognized in the consolidated balance sheet at December 31:

                                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                   -------------------    -----------------------
                                                     2000       1999         2000         1999
                                                   --------   --------    ----------   ----------
                                                                  (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1..................  $123,268   $127,521    $  28,824    $  29,741
Service cost (benefits earned during the year)...     5,171      5,382          408          436
Interest cost on projected benefit obligation....     8,829      8,300        2,224        1,918
Plan amendment...................................        --         --           --         (840)
Actuarial (gain) loss............................     3,217     (5,433)       1,465         (452)
Benefits paid....................................    (8,232)   (12,502)      (2,960)      (1,979)
                                                   --------   --------    ---------    ---------
Benefit obligation at December 31................  $132,253   $123,268    $  29,961    $  28,824
                                                   ========   ========    =========    =========
CHANGE IN PLAN ASSETS
Fair market value at beginning of year...........  $116,673   $114,736    $      --    $      --
Actual return....................................    13,313     14,056           --           --
Company contribution.............................        84        383        2,960        1,979
Benefits paid....................................    (8,232)   (12,502)      (2,960)      (1,979)
                                                   --------   --------    ---------    ---------
Fair market value at end of year.................  $121,838   $116,673    $      --    $      --
                                                   ========   ========    =========    =========
FUNDED STATUS....................................  $(10,415)  $ (6,595)   $ (29,961)   $ (28,824)

                            HOUGHTON MIFFLIN COMPANY

                                                    PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                   -------------------    -----------------------
                                                     2000       1999         2000         1999
                                                   --------   --------    ----------   ----------
                                                                  (IN THOUSANDS)
Unrecognized items:
     Net (gain) loss.............................   (21,768)   (21,442)       1,928          463
     Prior service cost..........................     1,623      1,796         (758)        (852)
     Transition asset............................      (326)      (509)          --           --
                                                   --------   --------    ---------    ---------
Net amount recognized............................  $(30,886)  $(26,750)   $ (28,791)   $ (28,213)
                                                   ========   ========    =========    =========
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST
  OF:
Accrued benefit liability........................  $(31,680)  $(28,045)   $ (28,791)   $ (29,213)
Intangible asset.................................       794      1,295           --           --
                                                   --------   --------    ---------    ---------
Net amount recognized............................  $(30,886)  $(26,750)   $ (28,791)   $ (29,213)
                                                   ========   ========    =========    =========

     Net periodic pension cost for 2000, 1999, and 1998 included the following components:

                                                      PENSION BENEFITS
                                                -----------------------------
                                                 2000       1999       1998
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Service cost..................................  $ 5,171    $ 5,382    $ 4,639
Interest cost on projected benefit
  obligation..................................    8,829      8,300      8,182
Expected return on plan assets................   (9,566)    (9,168)    (8,967)
Amortization of unrecognized:
     Net (gain) loss..........................     (132)        79         89
     Prior service cost.......................      174        174        133
     Transition (asset).......................     (183)      (183)      (183)
                                                -------    -------    -------
Net pension expense...........................  $ 4,293    $ 4,584    $ 3,893
                                                =======    =======    =======

     Net periodic postretirement benefit cost included the following components for the twelve months ended December 31:

                                                    POSTRETIREMENT BENEFITS
                                                  ----------------------------
                                                   2000      1999       1998
                                                  ------    ------    --------
                                                         (IN THOUSANDS)
Service cost....................................  $  408    $  436    $    498
Interest cost on accumulated postretirement
  benefit obligation............................   2,224     1,918       1,757
Amortization of unrecognized:
  Prior service cost............................     (94)       (1)         (1)
                                                  ------    ------    --------
Net periodic postretirement benefit expense.....  $2,538    $2,353    $  2,254
                                                  ======    ======    ========

                            HOUGHTON MIFFLIN COMPANY

     Significant actuarial assumptions:

                                                    PENSION       POSTRETIREMENT
                                                    BENEFITS         BENEFITS
                                                  ------------    --------------
                                                  2000    1999    2000     1999
                                                  ----    ----    -----    -----
Discount rate...................................  7.75%   7.50%   7.50%    7.75%
Increase in future compensation.................  4.75    4.75     N/A      N/A
Expected long-term rate of return on assets.....  9.25    9.00     N/A      N/A
Ultimate medical inflation trend factor.........   N/A     N/A    4.50     4.50

     Assumed healthcare trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

                                                  ONE PERCENTAGE    ONE PERCENTAGE
                                                  POINT INCREASE    POINT DECREASE
                                                  --------------    --------------
                                                           (IN THOUSANDS)
Effect on total service and interest cost
  components....................................      $  165           $  (170)
Effect on postretirement benefit obligation.....       1,867            (1,849)

     In addition, Houghton Mifflin maintains a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code and covers substantially all of Houghton Mifflin's eligible employees. Participants may elect to contribute up to 15% of their compensation subject to an annual limit ($10,500 in 2000) to eleven funds: seven equity funds, a balanced fund, a fixed income fund, a managed income fund, and a fund invested solely in Houghton Mifflin's common stock.

     The Houghton Mifflin 401(k) Savings Plan provides a matching Company contribution in amounts up to 4 1/2% of employee compensation. The contribution expense, which is invested solely in shares of Houghton Mifflin's common stock, amounted to approximately $4.8 million in 2000, $3.8 million in 1999, and $3.6 million in 1998.

NOTE 6.  STOCK COMPENSATION PLANS

     At December 31, 2000, Houghton Mifflin had two stock-based compensation plans which are described on the next page. Houghton Mifflin applies APB 25 and related Interpretations in accounting for our plans. Houghton Mifflin has adopted the disclosure-only provision of SFAS 123. Accordingly, no compensation cost has been recognized for our fixed stock compensation plans. Had compensation cost for Houghton Mifflin's two stock-based compensation plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of SFAS 123, Houghton Mifflin's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                      2000     1999     1998
                                                      -----    -----    -----
                                                       (IN MILLIONS, EXCEPT
                                                        PER-SHARE AMOUNTS)
NET INCOME
     As reported....................................  $55.8    $76.3    $63.6
     Pro forma......................................   52.0     73.4     62.3
EARNINGS PER SHARE
     As reported - basic............................  $1.94    $2.65    $2.22
     Pro forma - basic..............................   1.81     2.55     2.17
     As reported - diluted..........................   1.92     2.60     2.19
     Pro forma - diluted............................   1.79     2.50     2.14

                            HOUGHTON MIFFLIN COMPANY

     The effects on pro forma net income and earnings per share of expensing the estimated fair market value of stock options are not necessarily representative of the effects on reported net income for future years due to such factors as the vesting period of the stock options and the potential for issuance of additional stock options in future years.

FIXED STOCK COMPENSATION PLANS:

     Houghton Mifflin maintains two fixed stock compensation plans, the 1995 Stock Compensation Plan and the 1998 Stock Compensation Plan, or 1998 Plan. Options outstanding include some granted under the 1995 Stock Compensation Plan, under which no further options may be granted. Houghton Mifflin had authorized
1.8 million common shares under the 1995 Stock Compensation Plan. A total of 1.8 million shares of common stock are authorized for issuance under the 1998 Plan, plus any shares authorized but unused under prior plans. The 1998 Plan may be used to grant incentive and non-qualified stock options, awards of restricted or bonus stock, or other performance awards to eligible employees. The 1998 Plan may also be used to grant options to the Board of Directors and to issue shares to Directors as part of their compensation. Recipients of restricted stock awards may not sell or transfer the shares until the restriction period lapses, and shares may be forfeited due to termination of employment. During the restriction period, the recipient is entitled to vote and receive dividends. In 2000, grants of 16,640 shares of restricted stock were made; at December 31, 2000, a total of 117,921 restricted shares were not yet vested. In 1999, grants of 43,594 shares of restricted stock were made; at December 31, 1999, a total of 137,531 restricted shares were not yet vested. The weighted-average grant date fair value of restricted shares granted was $42.81 in 2000, $47.96 in 1999 and $28.69 in 1998. The plans provide that the exercise price for stock options shall not be less than the fair market value of the shares on the date of grant. Options granted under both plans become exercisable at such times as the Compensation & Nominating Committee determines, but not later than ten years from the date of the grant.

     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998:

                                     2000             1999             1998
                                --------------   --------------   --------------
Dividend yield................      1.57%            1.63%            1.69%
Range of expected lives
  (years).....................    0.0 - 5.6        3.1 - 8.6        3.2 - 8.7
Expected volatility...........      33.44%           27.28%           26.59%
Range of risk-free interest
  rates.......................  5.63% - 6.88%    5.38% - 6.63%    5.38% - 6.63%

     A summary of the status of Houghton Mifflin's two fixed stock compensation plans as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

                                          2000                 1999                 1998
                                   ------------------   ------------------   ------------------
                                            WEIGHTED-            WEIGHTED-            WEIGHTED-
                                             AVERAGE              AVERAGE              AVERAGE
                                   SHARES   EXERCISE    SHARES   EXERCISE    SHARES   EXERCISE
                                   (000)      PRICE     (000)      PRICE     (000)      PRICE
                                   ------   ---------   ------   ---------   ------   ---------
FIXED OPTIONS
Outstanding at beginning of
  year...........................   2,191      $36       2,612      $33       1,652      $25
Granted..........................     606       40         139       42       1,270       42
Exercised........................    (716)      30        (463)      23        (267)      23
Forfeited........................    (122)      40         (97)      35         (43)      28
                                   ------               ------               ------
Outstanding at end of year.......   1,959       39       2,191       36       2,612       33
                                   ======               ======               ======
Options exercisable at
  year-end.......................     597                  772                1,008
Weighted-average fair market
  value of options granted during
  the year.......................  $14.03               $10.80               $13.27
                                   ======               ======               ======

                            HOUGHTON MIFFLIN COMPANY

     The following table summarizes information about fixed stock options at December 31, 2000:

                        OPTIONS OUTSTANDING
               -------------------------------------     OPTIONS EXERCISABLE
                              WEIGHTED-                -----------------------
                 NUMBER        AVERAGE     WEIGHTED-     NUMBER      WEIGHTED-
   RANGE OF    OUTSTANDING    REMAINING     AVERAGE    OUTSTANDING    AVERAGE
   EXERCISE    AT 12/31/00   CONTRACTUAL   EXERCISE    AT 12/31/00   EXERCISE
    PRICES        (000)         LIFE         PRICE        (000)        PRICE
   --------    -----------   -----------   ---------   -----------   ---------
  $20 to $23         75        0.2 years      $21           75          $21
   24 to  29        159        1.0             25          158           25
   30 to  36        280        2.1             35          214           35
   37 to  43      1,395        6.8             42          142           42
   44 to  47         50        5.7             47            8           47
                  -----                                    ---
                  1,959        5.4             39          597           32
                  =====                                    ===

EXECUTIVE AND SENIOR MANAGEMENT STOCK PURCHASE PLANS:

     In August 1994, pursuant to the 1994 Executive Stock Purchase Plan, whose purpose was to increase stock ownership of Houghton Mifflin's executive officers, Houghton Mifflin granted 248,544 options under the 1992 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $21.313. These options were exercisable only on the date granted, and stock was issued from treasury shares. A note was obtained from the officers and collateralized by the stock (see Note 11).

     On February 29, 2000, Houghton Mifflin provided financing for the purchase of an aggregate of 281,430 shares of Houghton Mifflin common stock pursuant to the 2000 Senior Management and Director Stock Purchase Plan. The purchases were made at the fair market value of $39.813 per share. These options, granted under the 1998 Stock Compensation Plan, were exercisable only on the date granted. A note was obtained from the participants and is collateralized by the shares of common stock purchased (see Note 11). Houghton Mifflin has full recourse against the borrowers.

NOTE 7.  STOCKHOLDERS' RIGHTS PLAN

     In December 1988, Houghton Mifflin adopted a Stockholders' Rights Plan, which was renewed in July 1997, and declared a dividend distribution of one Right (as defined in the renewed rights plan) for each outstanding share of common stock of Houghton Mifflin effective upon expiration of the original plan in December 1998. The Rights are attached to the common stock, do not have voting or dividend rights and, until they become exercisable, can have no dilutive effect on Houghton Mifflin's earnings. Each Right, when exercisable, entitles the holder to purchase one ten-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $125. The Rights will become exercisable after (a) a person or group has acquired beneficial ownership of 20% or more of the outstanding common stock of Houghton Mifflin, (b) the commencement of a tender or exchange offer that would result in a person or group beneficially owning 30% or more of the outstanding common stock of Houghton Mifflin, or (c) the determination by the Board of Directors (with the concurrence of a majority of the Outside Directors (as defined in the renewed rights plan)) that a person or group which has acquired a substantial amount (at least 15%) of the outstanding common stock of Houghton Mifflin is an Adverse Person (as defined in the renewed rights plan).

     In the event that (i) the Board of Directors (with the concurrence of a majority of the Outside Directors) declares that a person is an Adverse Person,
(ii) Houghton Mifflin is the surviving corporation in a merger or other business combination transaction with a person or group beneficially owning 20% or more of the outstanding common stock of Houghton Mifflin and Houghton Mifflin's common stock is not changed or exchanged as a result of such merger or business combination transaction, (iii) a person or group acquires beneficial ownership of 30% or more of the outstanding common stock of Houghton Mifflin (except pursuant

                            HOUGHTON MIFFLIN COMPANY
to an offer the Outside Directors have determined is fair to, and in the best interest of, Houghton Mifflin and its stockholders, or a transaction described in the succeeding paragraph), (iv) Houghton Mifflin engages in certain "self-dealing" transactions (as set forth in the renewed rights plan) with a person or group beneficially owning 20% or more of the outstanding common stock of Houghton Mifflin, or (v) during such time a person or group beneficially owns 20% or more of the outstanding common stock of Houghton Mifflin, an event (except pursuant to a transaction described in the succeeding paragraph) occurs which results in such person's or group's beneficial ownership interest increasing by more than 1% (e.g., a reverse stock split), then each Right holder, other than the potential acquirer, may be entitled to receive upon exercise of each Right an amount of common stock of Houghton Mifflin having a market value equal to twice the exercise price of the Right.

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

     The future minimum rental commitments under all noncancelable leases for real estate and equipment are payable as follows:

                           YEARS                              IN THOUSANDS
                           -----                              ------------
2001........................................................    $ 26,204
2002........................................................      25,977
2003........................................................      25,251
2004........................................................      21,685
2005........................................................      17,223
Thereafter..................................................      23,520
                                                                --------
Total minimum lease payments................................    $139,860
                                                                ========

     Rent expense, net of sublease income, was approximately $23.7 million in 2000, $21.8 million in 1999, and $17.6 million in 1998.

                            HOUGHTON MIFFLIN COMPANY

CONTINGENCIES:

     Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition or results of operations.

NOTE 9.  INSO CORPORATION

     In March 1994, Houghton Mifflin spun off the former Software Division in an initial public offering. Houghton Mifflin's equity interest in INSO, the successor company, was approximately 40% after the offering. Houghton Mifflin recognized earnings from the investment in INSO based upon the equity method of accounting.

     During 1998, Houghton Mifflin used 1.9 million shares of INSO common stock to redeem 50%, or $65.3 million in aggregate principal amount, of its SAILS. Houghton Mifflin's equity ownership in INSO after the surrender of INSO common stock was reduced to approximately 13%. Because Houghton Mifflin's ownership of INSO dropped below 20%, we no longer recorded our investment in INSO under the equity method. Instead, Houghton Mifflin accounted for the remaining shares held of INSO common stock in accordance with SFAS 115. These securities were classified as available for sale and were carried at fair market value based on the quoted market price.

     During 1999, Houghton Mifflin elected to deliver approximately 1.9 million shares of INSO common stock to repay the remaining SAILS. In December 1999, Houghton Mifflin sold our remaining 22,600 shares of INSO Corporation common stock. The carrying value of these shares at the time of sale was $195,706. The shares were sold for $682,149, and Houghton Mifflin recorded a gain of $486,443.

     When Houghton Mifflin recorded the pro-rata share of income and losses and the impact of INSO's equity activities, if any, on a quarterly basis, we did so one quarter in arrears.

NOTE 10.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair market values of Houghton Mifflin's financial instruments as of December 31, 2000 and 1999, were as follows:

                                            2000                    1999
                                    ---------------------   ---------------------
                                    CARRYING      FAIR      CARRYING      FAIR
                                     AMOUNT       VALUE      AMOUNT       VALUE
                                    ---------   ---------   ---------   ---------
                                                   (IN THOUSANDS)
FINANCIAL ASSETS:
     Cash, cash equivalents, and
       marketable securities......  $  15,585   $  15,585   $  12,679   $  12,679
     Investments:
     Other........................      7,364       7,364       4,634       4,634
FINANCIAL LIABILITIES:
     7.00% notes..................   (124,882)   (121,638)   (124,859)   (119,925)
     7.125% notes.................    (99,805)    (98,800)    (99,745)    (97,958)
     Credit facility..............         --          --     (20,000)    (20,000)
     Commercial paper.............   (183,791)   (183,791)    (21,358)    (21,358)
     Floating rate notes..........         --          --     (50,000)    (49,988)
     5.99% notes..................    (30,000)    (29,634)    (30,000)    (29,358)
     Other........................        (57)        (57)        (71)        (71)

                            HOUGHTON MIFFLIN COMPANY

     The fair market values of financial instruments were estimates based on market conditions and perceived risks at December 31, 2000 and 1999, and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market values of the financial instruments presented may not be indicative of their future values. The following methods and assumptions were used to estimate the fair market value of each class of financial instrument:

CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND COMMERCIAL PAPER:

     The carrying amount approximated fair market value due to the short-term maturity of the instruments.

INVESTMENTS:

     The fair market value of Houghton Mifflin's investments was estimated based on the quoted market prices, if available, for these securities at December 31, 2000 and 1999, and may thus change as market prices change.

LONG-TERM DEBT:

     The fair market value of the notes is estimated based on quoted market prices. The carrying amount of the credit facility approximates fair market value because of the renewing feature of the facility.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS GAINS (LOSSES):

     Houghton Mifflin does not have any speculative or leveraged derivative transactions at December 31, 2000. At December 31, 1999, Houghton Mifflin had two interest rate swaps on commercial paper which were entered into in 1997 (see
Note 4). The fair market value represents the amount Houghton Mifflin would receive or pay to terminate the agreement taking into consideration current interest rates. The fair value of these agreements, representing the estimated amount that Houghton Mifflin would receive from a third party assuming Houghton Mifflin obligations under the interest rate agreement ceased at December 31, 1999, was approximately $108,000.

NOTE 11.  RELATED PARTIES

     Houghton Mifflin presently holds notes receivable for a total of $16.1 million from certain corporate officers and members of the Board of Directors. Houghton Mifflin has provided financing pursuant to the 1994 Executive Stock Purchase Plan, the 1994 Non-Employee Director Stock Purchase Plan, and the 2000 Senior Management and Director Stock Purchase Plan. The outstanding notes receivable for the 1994 Executive Stock Purchase Plan and the 1994 Non-Employee Director Stock Purchase Plan is $4.5 million, and the outstanding notes receivable for the 2000 Senior Management and Director Stock Purchase Plan is $11.6 million.

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

     Houghton Mifflin provided financing in 2000 to effect the purchase of 281,430 shares of Houghton Mifflin's common stock pursuant to the 2000 Senior Management and Director Stock Purchase Plan at the

                            HOUGHTON MIFFLIN COMPANY
fair market value on February 29, 2000, of $39.8125 per share. The loans have an interest rate of 8.0% and are due on February 28, 2005. The loans are collateralized by the shares of common stock purchased, and Houghton Mifflin has full recourse against the borrower.

     The notes receivable are shown as a reduction in stockholders' equity in the consolidated financial statements. In 2000, Houghton Mifflin recognized approximately $1.0 million in interest income in connection with the outstanding loans.

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

K-12 Publishing: This segment consists of five divisions: School Division, McDougal Littell Inc., Great Source Education Group, Inc., Sunburst Technology Corporation, and The Riverside Publishing Company. Beginning in 1999, Houghton Mifflin focused Sunburst Technology's business on the growing educational technology marketplace rather than on the retail market. Sunburst Technology's products are sold primarily in the K-12 school marketplace; therefore, the 2000 and 1999 information relating to Sunburst is included in the K-12 Publishing segment. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

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

     Houghton Mifflin evaluates the performance of our operating segments based on the profit and loss from operations before interest income and expense, income taxes, and nonrecurring and extraordinary items. The accounting policies of the reportable segments are the same as those described in Note 1.

     Summarized financial information concerning Houghton Mifflin's reportable segments is shown in the following tables. The "Other" column includes unallocated corporate-related items, operations which do not

                            HOUGHTON MIFFLIN COMPANY
meet the quantitative thresholds of SFAS 131, nonrecurring items and, as it relates to segment profit or loss, income and expense not allocated to reportable segments.

                                                         K-12       COLLEGE
                                                      PUBLISHING   PUBLISHING    OTHER     CONSOLIDATED
                                                      ----------   ----------   --------   ------------
                                                                       (IN THOUSANDS)
2000
Net sales from external customers...................   $750,660     $174,406    $102,571    $1,027,637
Depreciation and amortization.......................     76,241       22,349       4,974       103,564
Segment operating income (loss).....................    116,238       24,427      (4,375)      136,290
Identifiable assets.................................    747,276      196,112     162,214     1,105,602
Acquired assets.....................................     14,567           --       3,805        18,372
Total assets........................................    761,843      196,112     166,019     1,123,974
Investment in equity method investee................         --           --       6,564         6,564
Purchase of property, plant, and equipment,
  including book plates.............................     89,042       17,595       5,656       112,293
1999
Net sales from external customers...................   $684,336     $173,694    $ 91,418    $  949,448
Depreciation and amortization.......................     69,043       21,630       3,442        94,115
Segment operating income (loss).....................     97,114       23,746      (8,900)      111,960
Identifiable assets.................................    653,211      196,655     143,611       993,477
Acquired assets.....................................     39,988        1,650       3,628        45,266
Total assets........................................    693,199      198,305     147,239     1,038,743
Purchase of property, plant, and equipment,
  including book plates.............................     72,864       17,394       8,056        98,314
1998
Net sales from external customers...................   $634,199     $162,518    $ 89,549    $  886,266
Depreciation and amortization.......................     72,672       20,761       2,248        95,681
Segment operating income (loss).....................     97,944       19,734     (19,158)       98,520
Identifiable assets.................................    624,095      195,681     139,047       958,823
Acquired assets.....................................     10,640           --      14,205        24,845
Total assets........................................    634,735      195,681     153,252       983,668
Purchase of property, plant, and equipment,
  including book plates.............................     54,518       16,931       2,535        73,984

                            HOUGHTON MIFFLIN COMPANY

     RECONCILIATION OF SEGMENT INCOME (LOSS) TO CONSOLIDATED STATEMENTS OF
INCOME:

                                                                2000        1999        1998
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
     Total income from reportable segments..................  $136,290    $111,960    $ 98,520
     Unallocated income (expense):
     Net interest expense...................................   (31,806)    (29,770)    (33,981)
     Gains (losses) on INSO Corporation common stock and
       equity in earnings (losses) of INSO Corporation......        --      (5,100)     18,797
     Loss on sale of investment.............................        --          --      (3,017)
     Equity in losses of equity method investee.............    (2,737)         --          --
     Write-down of investment...............................    (4,553)         --          --
     Other expense..........................................        --          --      (1,050)
                                                              --------    --------    --------
Income before taxes and extraordinary item..................  $ 97,194    $ 77,090    $ 79,269
                                                              ========    ========    ========

NOTE 13.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                2000        1999        1998
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER-SHARE
                                                                          AMOUNTS)
Numerator:
     Net income.............................................  $55,824     $76,304     $63,649
Denominator:
     Denominator for basic earnings per share:
       Weighted-average shares outstanding..................   28,749      28,823      28,689
Effect of dilutive securities:
     Employee stock options.................................      225         464         389
     Restricted stock.......................................       71          21          33
                                                              -------     -------     -------
                                                                  296         485         422
Dilutive potential common shares:
     Denominator for diluted earnings per share:
     Adjusted weighted-average shares outstanding and
       assumed conversions..................................   29,045      29,308      29,111
                                                              =======     =======     =======
Basic earnings per share....................................  $  1.94     $  2.65     $  2.22
                                                              =======     =======     =======
Diluted earnings per share..................................  $  1.92     $  2.60     $  2.19
                                                              =======     =======     =======

     Options to purchase 868,838 shares of common stock at December 31, 2000, 22,000 shares of common stock at December 31, 1999, and 1,429,534 shares of common stock at December 31, 1998, were outstanding but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

                            HOUGHTON MIFFLIN COMPANY

NOTE 14.  SUBSEQUENT EVENTS

     On January 31, 2001, the Board of Directors declared a quarterly dividend of $0.13 per share, payable on February 28, 2001, to shareholders of record on February 14, 2001.

NOTE 15.  SPECIAL CHARGES

     In the third quarter of 2000, Houghton Mifflin recorded a special charge of $2.5 million ($1.5 million after tax), or $0.05 per share, related to the write-down of a portion of the goodwill and other long-lived assets attributable to the Little Planet Literacy Series, a Sunburst Technology product, to their estimated fair values as determined from estimated future cash flows. In January 1999, Houghton Mifflin purchased the assets of the Little Planet Literacy Series, a pre-kindergarten to grade three literacy program. During 1999, sales for the Little Planet Literacy Series fell short of goals established at the time of the acquisition, and plans were put into place to improve sales of this product by the third quarter of 2000, when a number of sales are made in the education marketplace. A significant improvement failed to materialize by the third quarter, and as a result, future sales are now expected to be lower than originally expected. Based on these indicators, the goodwill and other long-lived assets recorded at the time of acquisition were re-evaluated and compared to the estimated undiscounted cash flows from the Little Planet products. The undiscounted cash flows indicated there was an impairment, and the assets were written down to their estimated fair values, as determined from the estimated anticipated discounted future cash flows. This amount is reported as an "asset impairment charge" in a separate line item of Costs and Expenses in the accompanying consolidated financial statements.

                   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
         (UNAUDITED, IN THOUSANDS OF DOLLARS EXCEPT PER-SHARE AMOUNTS)

                                        FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER      YEAR
                                        -------------   --------------   -------------   --------------   ----------
2000
Net sales.............................    $102,509         $259,634        $492,453         $173,041      $1,027,637
Gross profit (net sales less cost of
  sales)..............................      37,225          149,548         321,169           85,428         593,370
Net income (loss).....................    $(39,359)        $ 15,259        $ 95,282         $(15,358)     $   55,824
                                          ========         ========        ========         ========      ==========
Per share:
     Net income (loss) -- basic.......    $  (1.37)        $   0.52        $   3.27         $  (0.55)     $     1.94
                                          ========         ========        ========         ========      ==========
     Net income (loss) -- diluted.....    $  (1.37)        $   0.52        $   3.22         $  (0.55)     $     1.92
                                          ========         ========        ========         ========      ==========
1999
Net sales.............................    $ 87,000         $227,598        $472,672         $162,178      $  949,448
Gross profit (net sales less cost of
  sales)..............................      29,763          125,972         303,288           79,311         538,334
Income (loss) before extraordinary
  item................................    $(36,953)        $  8,373        $ 90,316         $(15,752)     $   45,984
Extraordinary gain on extinguishment
  of debt, net of tax of $21,956......          --               --          30,323               (3)         30,320
                                          --------         --------        --------         --------      ----------
Net income (loss).....................    $(36,953)        $  8,373        $120,639         $(15,755)     $   76,304
                                          ========         ========        ========         ========      ==========
Per share:
     Basic
       Income (loss) before
          extraordinary item..........    $  (1.29)        $   0.29        $   3.13         $  (0.55)     $     1.60
       Extraordinary gain on
          extinguishment of debt......          --               --        $   1.05               --      $     1.05
                                          --------         --------        --------         --------      ----------
       Net income (loss)..............    $  (1.29)        $   0.29        $   4.18         $  (0.55)     $     2.65
     Diluted (except when
       anti-dilutive)
       Income (loss) before
          extraordinary item..........    $  (1.29)        $   0.29        $   3.07         $  (0.55)     $     1.57
       Extraordinary gain on
          extinguishment of debt......          --               --            1.03               --            1.03
                                          --------         --------        --------         --------      ----------
       Net income (loss)..............    $  (1.29)        $   0.29        $   4.10         $  (0.55)     $     2.60
                                          ========         ========        ========         ========      ==========

     The above quarterly information indicates the seasonal fluctuations of Houghton Mifflin's educational publishing business.

     In the fourth quarter of 2000, Houghton Mifflin implemented the consensus of Emerging Issue Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," and reclassified its shipping and handling fees from selling and administrative expenses to net sales. The effect of the reclassification was to increase net sales and selling and administrative expenses by $4.0 million in the first quarter of 2000 and $2.7 million in the first quarter of 1999, $8.8 million in the second quarter of 2000 and $6.7 million in the second quarter of 1999, $16.0 million in the third quarter of 2000 and $14.9 million in the third quarter of 1999, and $6.0 million in the fourth quarter of 2000 and $5.0 million in the fourth quarter of 1999. The reclassification had no effect on operating income or net income.

     The 2000 first-quarter seasonal net loss was higher than 1999's first-quarter loss due to higher selling costs related to greater sales opportunities in 2000 and higher product development costs due to spending to complete new programs for sale in 2000 and 2001, partially offset by higher sales. The increase in net income for the second quarter of 2000 compared to the same period in 1999 was primarily due to higher net sales, operating efficiencies and greater proportion of more profitable products being sold, partially offset by higher selling costs related to greater sales opportunities in 2000, higher intangible asset amortization, and the acquired in-process research and development charge related to the VLT acquisition. The increase in income after tax, but excluding extraordinary item, for the third quarter of 2000 compared to the same period in 1999 was primarily due to higher net sales and lower editorial costs, partially offset by higher selling and implementation costs, higher losses at CAT, an asset impairment charge, increased intangible asset amortization, equity losses of Classwell Learning Group, and the write-down of an investment in a distance learning start-up company. The slightly lower 2000 fourth-quarter net loss compared to the same period in 1999 was attributable to higher net sales in the K-12 segment and lower administrative costs, mostly offset by lower sales in the College Division, higher interest expense, and the equity losses of Classwell Learning Group.

     During the third quarter of 1999, Houghton Mifflin recorded a non-cash loss of $5.6 million ($3.2 million after tax), or $0.11 per diluted share, resulting from the surrender of INSO common stock upon maturity of the remaining outstanding SAILS. Houghton Mifflin also recognized an extraordinary gain of $52.3 million ($30.3 million after tax), or $1.03 per diluted share, on the extinguishment of the remaining SAILS indebtedness. In the fourth quarter of 1999, Houghton Mifflin sold its remaining shares of INSO common stock. The sale generated a one-time gain of $0.5 million ($0.3 million after tax), or $0.01 per diluted share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF HOUGHTON MIFFLIN

     Information about directors is incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of Stockholders, and information about Executive Officers follows Part I, Item 4 of this report under the heading "Executive Officers of Houghton Mifflin" on pages 7 and 8.

ITEM 11.  EXECUTIVE COMPENSATION

     This information is incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This information is incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference to the Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE, AND REPORTS ON FORM 8-K

     (a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page 25.

         2. Financial Statement Schedule for the three years ended December 31, 2000: Schedule II -- Consolidated Valuation and Qualifying Accounts, page 60.

            Houghton Mifflin has omitted all other schedules because we have included the required information in the consolidated financial statements or notes or are not required to submit the schedules.

         3. Houghton Mifflin has filed the Exhibits listed in the accompanying Index to Exhibits on page 62 as part of this Report. They are included only on the Form 10-K filed with the Securities and Exchange Commission.

     (b) Reports on Form 8-K filed in the fourth quarter of 2000:

        None

                            HOUGHTON MIFFLIN COMPANY
          SCHEDULE II--CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
                           (IN THOUSANDS OF DOLLARS)

                                                              ADDITIONS
                                                         --------------------
                                                         CHARGED     CHARGED
                                           BALANCE AT    TO COST    TO OTHER                   BALANCE
                                           BEGINNING       AND      ACCOUNTS     DEDUCTIONS    AT END
                                            OF YEAR      EXPENSE    -DESCRIBE    -DESCRIBE     OF YEAR
                                           ----------    -------    ---------    ----------    -------
2000
Allowance for bad debts..................   $ 5,765      $ 1,713      $ 20(1)     $   999(4)   $ 6,499
Allowance for book returns...............    25,442       72,226        --         73,310(2)    24,358
Allowance for authors' advances..........    29,631        3,719        --          4,321(3)    29,029
1999
Allowance for bad debts..................   $ 4,875      $   747      $150(1)     $     7(4)   $ 5,765
Allowance for book returns...............    23,094       67,994        --         65,646(2)    25,442
Allowance for authors' advances..........    23,589        6,869        --            827(3)    29,631
1998
Allowance for bad debts..................   $ 4,356      $ 2,411      $105(1)     $ 1,997(4)   $ 4,875
Allowance for book returns...............    20,734       71,967        --         69,607(2)    23,094
Allowance for authors' advances..........    24,290        4,598        --          5,299(3)    23,589

---------------
(1) Reflects additions to the allowance from acquisitions made during the year.

(2) Books actually returned during the year.

(3) Write-offs of unearned author advances.

(4) Write-offs of uncollectible customer receivables, net of recoveries.

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

February 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        /s/ NADER F. DAREHSHORI            Chairman of the Board, President, and
---------------------------------------    Chief Executive Officer, Director
          NADER F. DAREHSHORI                                                       February 28, 2001

            /s/ GAIL DEEGAN                Executive Vice President and Chief
---------------------------------------    Financial Officer
              GAIL DEEGAN                                                           February 28, 2001

          /s/ DAVID R. CARON               Vice President and Controller
---------------------------------------
            DAVID R. CARON                                                          February 28, 2001

         /s/ JAMES O. FREEDMAN             Director
---------------------------------------
           JAMES O. FREEDMAN                                                        February 28, 2001

         /s/ MICHAEL GOLDSTEIN             Director
---------------------------------------
           MICHAEL GOLDSTEIN                                                        February 28, 2001

            /s/ JANET HILL                 Director
---------------------------------------
              JANET HILL                                                            February 28, 2001

          /s/ GAIL H. KLAPPER              Director
---------------------------------------
            GAIL H. KLAPPER                                                         February 28, 2001

       /s/ CHARLES R. LONGSWORTH           Director
---------------------------------------
         CHARLES R. LONGSWORTH                                                      February 28, 2001

        /s/ CLAUDINE B. MALONE             Director
---------------------------------------
          CLAUDINE B. MALONE                                                        February 28, 2001

                                           Director
---------------------------------------
          ALFRED L. MCDOUGAL                                                        February 28, 2001

         /s/ RALPH Z. SORENSON             Director
---------------------------------------
           RALPH Z. SORENSON                                                        February 28, 2001

        /s/ ROBERT J. TARR, JR.            Director
---------------------------------------
          ROBERT J. TARR, JR.                                                       February 28, 2001

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

(3)(ii)        By-laws of the Company                        Filed herewith

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

(10)(ii)(D)    Lease between Two Twenty Two Berkeley         Filed as Exhibit (10)(ii)(D) to Form 10-K
               Venture, as landlord, and Houghton Mifflin    for the year ended December 31, 1996, and
               Company, as tenant                            incorporated by reference into this report

               Lease between New England Mutual Life         Filed as Exhibit (10)(ii)(D) to Form 10-K
               Insurance Company, as sublandlord, and        for the year ended December 31, 1996, and
               Houghton Mifflin Company, as subtenant        incorporated by reference into this report

               Office lease between Davis Church Office      Filed herewith
               Development, L.L.C. as landlord, and
               Houghton Mifflin Company, as tenant

               364-Day Credit Agreement between Houghton     Filed herewith
               Mifflin Company and Wachovia Bank, N.A., as
               administrative agent and lender and Bank
               One, N.A., as syndication agent and lender,
               dated December 18, 2000

               Five Year Credit Agreement between Houghton   Filed herewith
               Mifflin Company and Wachovia Bank, N.A., as
               administrative agent and lender and Bank
               One, N.A., as syndication agent and lender,
               dated December 18, 2000

(10)(iii)(A)   Benefits Trust Agreement between Houghton     Filed as Exhibit (10)(iii)(A) to Form 10-K
               Mifflin Company and State Street Bank and     for the year ended December 31, 1997, and
               Trust Company dated June 3, 1992*             incorporated by reference into this report

---------------

* Denotes a management contract or compensatory plan.

EXHIBIT NO.              DESCRIPTION OF DOCUMENT                     PAGE NUMBER IN THIS REPORT
-----------              -----------------------                     --------------------------

(10)(iii)(A)   Severance Agreement between the Company and   Filed herewith
               Mr. Darehshori*

               Form of Senior Executive Severance            Filed herewith
               Agreement*

               Form of Key Managers' Severance Agreement*    Filed herewith

               Supplemental Benefits Plan*                   Filed herewith

               Compensation of Non-Employee Directors        Filed herewith
               Policy*

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

               1998 Stock Compensation Plan*                 Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                             for the year ended December 31, 1998, and
                                                             incorporated by reference into this report

               Form of Non-Qualified Option Agreement*       Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                             for the year ended December 31, 1998, and
                                                             incorporated by reference into this report

               1997 -- 1998 Restricted Share Plan*           Filed as Exhibit (10)(iii)(A) to Form 10-K
                                                             for the year ended June 30, 1997, and
                                                             incorporated by reference into this report

(12)           Computation of Ratio of Earnings to Fixed     Filed herewith
               Charges

(21)           List of Subsidiaries                          Filed herewith

(23)           Consent of Experts and Counsel                Filed herewith

---------------

* Denotes a management contract or compensatory plan.