Form 10-Q
period 2001-03-31
HOUGHTON MIFFLIN CO
filed 2001-05-02
CIK 48638

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         FOR THE QUARTERLY PERIOD FROM JANUARY 1, 2001 TO MARCH 31, 2001
                          COMMISSION FILE NUMBER 1-5406

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

 For the transition period from                       to
                                ---------------------    ----------------------

                            HOUGHTON MIFFLIN COMPANY
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                                   04-1456030
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)

        222 BERKELEY ST., BOSTON                             02116-3764
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

         Yes  [ X ]        No  [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001.


            Class                         Outstanding at April 30, 2001
-------------------------------           ------------------------------
Common Stock, $1 par value                        28,877,784
Preferred Stock Purchase Rights                   28,877,784

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX


                                                                                               Page No.
Part I. Financial Information

     Item 1. Financial Statements

         Condensed Consolidated Balance Sheets
                  March 31, 2001 and 2000 and December 31, 2000                                  3 - 4

         Condensed Consolidated Statements of Income and Retained Earnings
                  Three Months Ended March 31, 2001 and 2000                                         5

         Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000                                         6


         Notes to Unaudited Condensed Consolidated
                  Financial Statements                                                          7 - 12

     Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                       13 - 19

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                             20


Part II.  Other Information

     Item 4. Submission of Matters to a Vote of
                     Security Holders                                                               21

     Item 6. Exhibits and Reports on Form 8-K                                                       21


Signatures                                                                                          22

                            HOUGHTON MIFFLIN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   March 31,      March 31,     December 31,
                                                                     2001           2000           2000
                                                                     ----           ----           ----
ASSETS

Current assets
   Cash and cash equivalents                                     $    9,274      $    6,530      $   14,947
   Marketable securities and time deposits
      available for sale, at fair value                                 638             638             638

   Accounts receivable                                              120,151         109,550         193,919
      Less: allowance for bad debts and book returns                 24,276          24,905          30,857
                                                                 ----------      ----------      ----------
                                                                     95,875          84,645         163,062

   Notes receivable                                                      --           1,654              --

   Inventories
      Finished goods                                                210,438         177,482         193,136
      Work in process                                                 9,878           5,064           6,585
      Raw materials                                                   8,303           7,203           7,816
                                                                 ----------      ----------      ----------
                                                                    228,619         189,749         207,537

   Deferred and refundable income taxes                              63,368          62,848          33,839
   Prepaid expenses                                                  20,777          15,276           5,234
                                                                 ----------      ----------      ----------
      Total current assets                                          418,551         361,340         425,257

Property, plant, and equipment
   (net of accumulated depreciation and amortization
   of $97,831 at March 31, 2001, $85,478 at March 31, 2000,
   and $93,628 at December 31, 2000)                                 79,871          73,931          78,834

Book plates
   (net of accumulated depreciation and amortization
   of $83,912 at March 31, 2001, $82,297 at March 31, 2000,
   and $105,596 at December 31, 2000)                               144,856         113,954         135,980

Goodwill and other intangible assets, net                           422,021         444,608         430,516

Other assets                                                         54,628          51,081          53,387
                                                                 ----------      ----------      ----------
                                                                 $1,119,927      $1,044,914      $1,123,974
                                                                 ==========      ==========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (UNAUDITED; IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                    MARCH 31,      March 31,     December 31,
                                                                                      2001           2000           2000
                                                                                      ----           ----           ----
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                $    82,395    $    93,550    $    57,016
   Commercial paper                                                                     97,999        105,195        183,791
   Royalties                                                                            23,768         21,745         53,581
   Salaries, wages, and commissions                                                      6,495          8,337         27,365
   Income taxes payable                                                                     --             --          2,956
   Other                                                                                34,525         28,047         32,387
   Current portion of long-term debt                                                    30,010         50,045         30,057
                                                                                   -----------    -----------    -----------
      Total current liabilities                                                        275,192        306,919        387,153

Long-term debt                                                                         374,478        254,672        224,687
Accrued royalties payable                                                                1,638            982          2,054
Other liabilities                                                                       40,628         34,772         38,735
Accrued postretirement benefits                                                         28,998         29,442         28,791
Deferred income taxes                                                                   28,631         28,301         28,692

Stockholders' equity
   Preferred stock, $1 par value;
      (500,000 shares authorized, none issued)                                              --             --             --
   Common stock, $1 par value;
      (70,000,000 shares authorized; 31,960,826 shares issued at March 31, 2001,
      31,567,584 shares issued at March 31, 2000,
      and 31,861,472 shares issued at December 31, 2000)                                31,961         31,568         31,861
   Capital in excess of par value                                                      141,856        124,446        139,532
   Retained earnings                                                                   387,039        349,129        433,069
                                                                                   -----------    -----------    -----------
                                                                                       560,856        505,143        604,462

   Notes receivable from stock purchase agreements                                     (16,393)       (15,629)       (16,145)
   Unearned compensation related to
      restricted stock                                                                  (1,926)        (2,956)        (2,141)
   Common shares held in treasury, at cost
      (3,085,609 shares at March 31, 2001, 1,170,479
      shares at March 31, 2000, and 3,081,701 shares
      at December 31, 2000)                                                           (112,198)       (41,397)      (112,032)
   Benefits Trust assets, at market                                                    (59,977)       (55,335)       (60,282)
                                                                                   -----------    -----------    -----------
      Total stockholders' equity                                                       370,362        389,826        413,862

                                                                                   -----------    -----------    -----------
                                                                                   $ 1,119,927    $ 1,044,914    $ 1,123,974
                                                                                   ===========    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               (UNAUDITED; IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    2001            2000
                                                                    ----            ----
Net sales by industry segment:
   K-12 Publishing                                               $  69,846       $  65,794
   College Publishing                                               17,288          15,742
   Other                                                            21,738          20,973
                                                                 ---------       ---------
                                                                   108,872         102,509

Costs and expenses:
   Cost of sales                                                    65,481          65,284
   Selling and administrative                                      104,333          95,974
                                                                 ---------       ---------
                                                                   169,814         161,258

Operating loss                                                     (60,942)        (58,749)

Other income (expense):
   Net interest expense                                             (8,037)         (6,429)
   Equity in losses of equity method investee                       (2,157)             --
                                                                 ---------       ---------
                                                                   (10,194)         (6,429)

                                                                 ---------       ---------
Loss before taxes                                                  (71,136)        (65,178)

Income tax benefit                                                 (28,695)        (25,819)
                                                                 ---------       ---------

Net loss                                                           (42,441)        (39,359)

Retained earnings at beginning of period                         $ 433,069       $ 392,225

Dividends paid                                                      (3,589)         (3,737)
                                                                 ---------       ---------

Retained earnings at end of period                               $ 387,039       $ 349,129
                                                                 =========       =========
Loss per share:
   Net loss per share - basic                                    $   (1.55)      $   (1.37)
                                                                 =========       =========

   Net loss per share - diluted (except when anti-dilutive)      $   (1.55)      $   (1.37)
                                                                 =========       =========

Cash dividends paid per common share                             $    0.13       $    0.13
                                                                 =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

                            HOUGHTON MIFFLIN COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (UNAUDITED; IN THOUSANDS)

                                                                              2001            2000
                                                                              ----            ----
CASH FLOWS USED IN OPERATING ACTIVITIES
   Net loss                                                                $ (42,441)      $ (39,359)
   Adjustments to reconcile net loss to net cash
       used in operating activities:
            Equity in losses in equity method investee                         2,157              --
            Depreciation and amortization expense                             18,631          15,662
            Amortization of unearned compensation on restricted stock            291             337

            Changes in operating assets and liabilities:
                     Accounts receivable, net                                 67,187          62,998
                     Inventories                                             (21,082)        (25,521)
                     Accounts payable                                         25,379          37,971
                     Royalties, net                                          (32,177)        (30,185)
                     Deferred and income taxes payable                       (32,546)        (30,309)
                     Salaries, wages, and commissions                        (20,870)        (21,477)
                     Other, net                                               (9,302)        (10,278)
                                                                           ---------       ---------

                     NET CASH USED IN OPERATING ACTIVITIES                   (44,773)        (40,161)

CASH FLOWS USED IN INVESTING ACTIVITIES
   Book plate expenditures                                                   (14,766)        (18,885)
   Acquisition of publishing and technology assets                            (2,072)           (310)
   Property, plant, and equipment expenditures                                (5,367)         (4,764)
   Issuance of notes receivable                                                   --            (472)
                                                                           ---------       ---------

                     NET CASH USED IN INVESTING ACTIVITIES                   (22,205)        (24,431)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Dividends paid on common stock                                             (3,589)         (3,737)
   Issuance (repayment) of commercial paper                                  (85,792)         83,837
   Proceeds from issuance of long-term financing                             148,796              --
   Payment of long-term financing                                                (47)        (20,013)
   Purchase of treasury stock                                                     --          (4,734)
   Exercise of stock options                                                   1,880           3,368
   Other                                                                          57             360
                                                                           ---------       ---------

                     NET CASH PROVIDED BY FINANCING ACTIVITIES                61,305          59,081

Decrease in cash and cash equivalents                                         (5,673)         (5,511)
Cash and cash equivalents at beginning of period                              14,947          12,041
                                                                           ---------       ---------
Cash and cash equivalents at end of period                                 $   9,274       $   6,530
                                                                           =========       =========

Supplementary disclosure of cash flow information:
   Income taxes paid                                                       $   3,833       $   4,454
   Interest paid                                                           $   6,916       $   6,236

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

         Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2001 interim financial statements.


(2)  ACQUISITIONS AND INVESTMENTS

         On May 3, 2000, Houghton Mifflin acquired the net assets of Virtual Learning Technologies, Inc., or VLT, an educational testing company that specializes in on-line assessments. VLT has been integrated into The Riverside Publishing Company. This acquisition was accounted for as a purchase, and the assets acquired, liabilities assumed, and results of operations are included in Houghton Mifflin's consolidated financial statements from the date of the acquisition. Net cash consideration for the acquisition amounted to approximately $14.6 million paid to the former shareholders of VLT. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and liabilities assumed, including acquired in-process research and development. A charge for acquired in-process research and development of $1.3 million was recorded as part of the acquisition. Goodwill and other intangible assets of $12.8 million were recorded as part of the acquisition and are being amortized on a straight-line basis over periods ranging from approximately 2 to 7 years. Since this acquisition did not materially affect consolidated results, no pro forma information was provided.

         On September 6, 2000, Houghton Mifflin Company, Sylvan Ventures, and Inception Capital launched Classwell Learning Group Inc., or Classwell, a start-up online education company which will provide K-12 teachers with new teaching and learning resources to meet their individual classroom needs and those of their students. Houghton Mifflin committed to invest $7 million of cash, of which $2.3 million was paid in 2000 and $2.1 million in the first quarter of 2001, with the balance of $2.6 million expected to be paid during the remainder of 2001. We also contributed other assets for a fully-diluted ownership interest in Classwell of approximately 32%. Houghton Mifflin accounts for this investment on the equity method and records its share of Classwell's undistributed losses.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(3)  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and other intangible assets consist of the following:

                                             March 31,              December 31,
                                       2001           2000              2000
                                    ---------       ---------       ------------
                                                 (in thousands)
Goodwill                            $ 555,416       $ 545,653       $ 554,946
Publishing rights                      24,397          24,634          24,634
Other                                  13,960          11,860          15,330
Less: accumulated amortization       (171,752)       (137,539)       (164,394)
                                    ---------       ---------       ---------
Total                               $ 422,021       $ 444,608       $ 430,516
                                    =========       =========       =========

         Houghton Mifflin examines periodically the carrying value of our long-lived assets, certain identifiable intangibles, and goodwill to determine whether there are any impairment losses. We perform an impairment assessment if certain indicators are present, such as a significant decrease in demand for a product related to an asset, a history of operating cash flow losses, or a projection or forecast that demonstrates continuing losses associated with a revenue-producing asset. We use the undiscounted cash flow method to determine if impairment has occurred. If indicators of impairment are present, and we do not expect the estimated undiscounted cash flows to be derived from the related assets to be sufficient to recover the asset's carrying amount, an impairment loss is charged to expense in the period identified based upon the difference between the carrying amount and the discounted cash flows. The rates that would be utilized to discount the net cash flows to net present value would take into account the time value of money and investment risk factors.

         As part of our impairment assessment, we have also considered the long-lived assets, identifiable intangibles and goodwill attributable to Computer Adaptive Technologies, Inc., or CAT. We performed the impairment assessment due to CAT's operating cash flow losses. While losses had been forecast, certain aspects of the CAT business have not performed as originally planned. Plans are in place to improve CAT's operating cash flows, which are dependent on CAT's ability to enter into new agreements for testing services and generate the related revenue. Based on these plans at this time, the undiscounted cash flows are expected to recover the assets' carrying amounts.

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(4)  LOSS PER SHARE

         The table below sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2001 and March 31, 2000 (in thousands, except per share amounts):


                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          2001           2000
                                                        --------       -------
Numerator:
       Net loss                                         $(42,441)      $(39,359)
                                                        ========       ========

Denominator:
     Denominator for basic earnings per share:
        Weighted-average shares outstanding               27,416         28,803

Effect of dilutive securities                                 --             --
                                                        --------       --------

Dilutive potential common shares:
     Denominator for diluted earnings per share:
        Adjusted weighted-average shares outstanding
           and assumed conversions                        27,416         28,803
                                                        ========       ========

Basic loss per share                                    $  (1.55)      $  (1.37)
                                                        ========       ========

Diluted loss per share                                  $  (1.55)      $  (1.37)
                                                        ========       ========


         In the first quarter of 2001 and the first quarter of 2000, no dilutive securities were included in the computation of diluted earnings per share because Houghton Mifflin had a net loss, and the effect would have been anti-dilutive.


(5)  SEGMENT AND RELATED INFORMATION

         Houghton Mifflin has eight divisions with separate management teams and infrastructures that offer different products and services. These divisions have been aggregated in three reportable segments based on the similar nature of their products and services, the nature of the production process, class of customers, and distribution method, as follows:

K-12 Publishing: This segment consists of five divisions: School Division, McDougal Littell Inc., Great Source Education Group, Inc., Sunburst Technology Corporation and The Riverside Publishing Company. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, and multimedia instructional programs. The principal markets for these products are elementary and secondary schools.

College Publishing: The College Division is the sole business unit reported in this segment. This operating segment includes textbooks, ancillary products such

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(5)  SEGMENT AND RELATED INFORMATION-continued

as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two- and four-year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

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

         Houghton Mifflin's geographic area of operation is predominantly the United States. Export sales for locations outside the United States are not significant to Houghton Mifflin's three business segments. Houghton Mifflin does not have any customers that exceed 10% of net sales, and the loss of a single customer, in management's opinion, would not have a material adverse effect on net sales.

         Houghton Mifflin evaluates the performance of its operating segments based on the profit and loss from operations before interest income and expense, income taxes, and nonrecurring and extraordinary items.

         Summarized financial information concerning Houghton Mifflin's reportable segments is shown in the following tables. The "Other" column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of Statement of Financial Accounting Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information," nonrecurring items, and as it relates to segment profit or loss, income and expense not allocated to reportable segments,


     THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000:

                                          K-12          COLLEGE
                                       PUBLISHING      PUBLISHING        OTHER        CONSOLIDATED
                                       ----------      ----------        -----        ------------
                                                             (in thousands)
2001
Net sales from external customers      $  69,846       $  17,288       $  21,738       $ 108,872
Segment operating loss                   (47,070)        (11,111)         (2,761)        (60,942)

2000
Net sales from external customers         65,794          15,742          20,973         102,509
Segment operating loss                   (42,799)        (11,005)         (4,945)        (58,749)

HOUGHTON MIFFLIN COMPANY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--Continued--

(5)  SEGMENT AND RELATED INFORMATION-continued

     RECONCILIATION OF SEGMENT LOSSES TO THE CONDENSED CONSOLIDATED
                           STATEMENTS OF OPERATIONS:

                                                          March 31,
                                                          ---------
                                                     2001           2000
                                                     ----           ----
                                                       (in thousands)
Total loss from reportable segments               $(60,942)      $(58,749)
Unallocated expense:
  Net interest expense                              (8,037)        (6,429)
  Equity in losses of equity method investee        (2,157)            --
                                                  --------       --------
Loss before taxes                                 $(71,136)      $(65,178)
                                                  ========       ========

(6)  SENIOR MANAGEMENT AND DIRECTOR STOCK PURCHASE PLAN

         On February 29, 2000, Houghton Mifflin provided financing for the purchase of an aggregate of 281,430 shares of Houghton Mifflin common stock pursuant to the 2000 Senior Management and Director Stock Purchase Plan. The purchases were made at fair market value of $39.813 per share. A note was obtained from the participants and collaterized by the shares of common stock purchased. The loans, which totaled approximately $11.2 million, have an interest rate of 8.0% and are due on February 28, 2005. Houghton Mifflin has full recourse against the borrowers.

(7)  RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS 133. As amended in June 2000 by Statement of Financial Standards Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," or SFAS 138, it requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not determined to be hedges must be adjusted to fair value through net income. We do not anticipate holding any derivative instruments in the near future. Accordingly, adoption of SFAS 133, as amended by SFAS 138, did not have a material effect on our consolidated financial statements.

(8)  DEBT AND BORROWING AGREEMENTS

         In March 2001, Houghton Mifflin issued $150 million of 10-year 7.20% notes through a public offering. The notes mature on March 15, 2011 and were priced at 99.847% to yield an effective annual interest rate of 7.22%. The proceeds were used to repay existing commercial paper debt.

         At March 31, 2000, Houghton Mifflin had two interest rate swaps in place, each with a notional amount of $25 million and terminating on December 1, 2000. Interest expense from the interest rate swaps was $13,584 in the first quarter of 2000.

HOUGHTON MIFFLIN COMPANY NOTES TO UNAUDITED CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS --Continued--

(9)  TAXES ON INCOME

        As part of the normal examination of Houghton Mifflin's federal income tax returns for the fiscal years ended 1992 through 1998, the Internal Revenue Service (IRS) has made inquiries related to our corporate-owned life insurance
(COLI) program. The inquiries have principally focused on the deductibility of interest on policy loans associated with Houghton Mifflin's COLI program. Houghton Mifflin is aware that the IRS has challenged other taxpayers' COLI programs and that recent court cases have been decided in favor of the IRS position on such COLI programs, although the cases and the related decisions are being appealed. No adjustments to Houghton Mifflin's taxable income have been proposed by the IRS on this matter. Houghton Mifflin estimates that it is reasonably possible that the IRS may assert that the COLI interest deductions were not deductible. Houghton Mifflin estimates that, should such a claim be asserted by the IRS, the maximum potential exposure for an unfavorable adjustment would be approximately $9 million, including interest through March 31, 2001. Houghton Mifflin would likely contest any such proposed adjustment or assessment relating to the COLI program. However, the outcome of any such assertion, if made, or the success of any such contest cannot be estimated at this time. Houghton Mifflin does not have any provision for the related tax and interest in our consolidated financial statements should the IRS assert such a claim and ultimately be successful.


(10) SUBSEQUENT EVENTS

         On April 18, 2001, Houghton Mifflin announced that it will be closing its Morris Plains, New Jersey, facility by August 2001. The work currently being performed at Morris Plains will be relocated to our Boston Office. Approximately 70 employees were offered severance packages. The estimated cost to close the facility, including severance and lease termination costs assuming we cannot sublease the facility, is expected to be approximately $7.5 million. We expect to record this charge principally in the second quarter of 2001.

         At its April 25, 2001 meeting, the Board of Directors declared a quarterly dividend of $0.13 per share, payable on May 23, 2001, to shareholders of record on May 9, 2001.

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

    o K-12 Publishing, which includes textbooks and other educational materials and services for the kindergarten through grade twelve, or K-12, school markets, includes the following operating divisions:

         - The School Division, which publishes educational materials for the elementary school market;

         - McDougal Littell Inc., or McDougal, which publishes educational materials for the secondary school, market;

         - Great Source Education Group, Inc., or Great Source, which publishes supplementary educational materials for both the elementary and secondary school markets;

         - Sunburst Technology Corporation, or Sunburst, which develops and sells multimedia instructional products for both the elementary and secondary school markets; and

         - The Riverside Publishing Company, or Riverside, which publishes assessment materials for the educational and clinical testing markets.

    o College Publishing, which includes textbooks and other educational materials and services for the post-secondary higher education market. The College Division is the only operating division included in this segment.

    o Other, which consists of operating divisions not involved in educational publishing, including:

         - The Trade & Reference Division, or Trade, which publishes fiction, nonfiction, children's books, dictionaries, and reference materials in a variety of formats and media; and

         - Computer Adaptive Technologies, Inc., or CAT, which specializes in the development and delivery of computer-based testing solutions to corporations and associations worldwide.


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

         Educational materials are usually described as being either basal or supplemental. Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and which are the primary source of classroom instruction. They typically include a student textbook and a variety of ancillary materials such as teacher's editions, charts, classroom displays, classroom handouts, and tests. Supplemental materials, as the name implies, are intended to provide focused information about a topic, or practice in a particular skill, but not the comprehensive system of materials offered in a basal program.

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

College Publishing

         This operating segment, which consists of the College Division, includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and other services for introductory and upper level courses in the post-secondary higher education market. Products may be in print or electronic form or Internet based. Virtually all major textbooks have an integrated technology component such as a website and/or multimedia CD-ROM. The principal markets for these products are two-and four-year colleges and universities. Houghton Mifflin also sells these products, principally mathematics, history, chemistry, and world languages, for high school advanced placement courses (through the McDougal sales force) and to for-profit, certificate-granting institutions, or private career schools, which offer skill-based training and job placement.

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

RESULTS OF OPERATIONS:

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000
-------------------------------------------------
IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS

NET LOSS:

                                        Three months ended March 31,
                                        ----------------------------
                                                                 Diluted loss
                                                                  per share
                                                                  ---------
                                2001          2000           2001           2000
                                ----          ----           ----           ----
Net loss                     $(42,441)      $(39,359)      $  (1.55)    $  (1.37)
                             ========       ========       ========     ========

         For the quarter ended March 31, 2001, the consolidated net loss was $42.4 million, or $1.55 per share, compared to a net loss of $39.4 million, or $1.37 per share, for the same period in 2000. The 2001 first-quarter seasonal operating loss was higher than last year's first-quarter loss due to higher selling and administrative costs, higher interest expense, and equity in losses of Classwell Learning Group, or Classwell, which were partially offset by higher net sales and lower editorial costs. Also, due to the purchase of Houghton Mifflin common stock in the fourth quarter of 2000, a lower number of shares outstanding was used to calculate the loss per share, increasing the first quarter 2001 loss per share by $0.08 compared to the first quarter of 2000.

NET SALES:

                                         Three months ended March 31,
                                         ----------------------------
                                                             Increase (decrease)
                                2001          2000            $               %
                              --------      --------      --------           ---
K-12 Publishing               $ 69,846      $ 65,794      $  4,052           6.2%

College Publishing              17,288        15,742         1,546           9.8

Other                           21,738        20,973           765           3.6
                              --------      --------      --------           ---
         Total net sales      $108,872      $102,509      $  6,363           6.2%
                              ========      ========      ========           ===

         Net sales of $108.9 million for the quarter ended March 31, 2001 increased $6.4 million, or 6.2%, from $102.5 million reported in the first quarter of 2000. The K-12 Publishing segment's net sales of $69.8 million in the first quarter of 2001 increased $4.1 million, or 6.2%, from net sales of $65.8 million in the first quarter of 2000. Riverside experienced significantly higher net sales due to sales of new versions of the Woodcock-Johnson clinical tests and The Iowa Tests of Basic Skills(R), both of which were launched in the fourth quarter of last year. McDougal also had higher sales reflecting opportunities in adoption states, other than California, for its language arts products. Great Source reported an increase in net sales, benefiting from strong sales of math products and product introductions. Partially offsetting these increases for the K-12 publishing segment were lower sales of instructional materials in California. The College Publishing segment's net sales increased 9.8% in the first quarter of 2001, to $17.3 million, from $15.7 million in the first quarter of 2000. Strong backlist orders in a number of disciplines boosted sales. The Other segment's net sales in the first quarter of 2001 increased $0.7 million, or 3.6%, to $21.7 million from last year's first-quarter net sales of $21.0 million. This was due to the Trade Division's strong list of adult titles.

COSTS AND EXPENSES:

                                                Three months ended March 31,
                                                ----------------------------
                                                              Increase (decrease)
                                          2001       2000        $            %
                                          ----       ----     --------       ---
Cost of sales                           $ 65,481   $ 65,284   $    197       0.3%

Selling and administrative, excluding
   intangible asset amortization          95,838     87,843      7,995       9.1

Intangible asset amortization              8,495      8,131        364       4.5
                                        --------   --------   --------       ---
         Total costs and expenses       $169,814   $161,258   $  8,556       5.3%
                                        ========   ========   ========       ===

Cost of sales:

         Cost of sales in the first quarter of 2001 increased $0.2 million, or 0.3%, to $65.5 million from $65.3 million in the first quarter of 2000. The increased cost of sales was due to higher manufacturing and royalty costs, which were the result of higher net sales, and higher plate amortization, mostly offset by lower editorial costs. Higher plate amortization was due to a number of new programs and product revisions being introduced with a 2001 copyright. Editorial costs declined in the first quarter of 2001 from the first quarter of 2000, when costs rose as we completed a number of new programs and revisions for the 2001 sales opportunities. As a result of higher net sales, cost of sales decreased as a percentage of sales, to 60.1% in the first quarter of 2001 from 63.7% in the first quarter of 2000.

Selling and administrative:

         In the first quarter of 2001, selling and administrative expenses, excluding intangible asset amortization, were $95.8 million, an increase of $8.0 million, or 9.1%, from $87.8 million in the first quarter of 2000. Selling expense increased primarily due to higher promotional and implementation expenses related to sales opportunities in 2001. Administrative expenses increased primarily due to higher bad debt expense, the addition of Virtual Learning Technologies, Inc., or VLT, acquired in the second quarter of 2000, and higher employee-related costs. The higher bad debt expense was due to additions to the bad debt reserve reflecting the weakening economy.

Intangible asset amortization:

         Due to the May 2000 acquisition of VLT, intangible asset amortization increased to $8.5 million in the first quarter of 2001 from $8.1 million in the same period last year.


NET INTEREST EXPENSE:

         Net interest expense for the first quarter of 2001 was $8.0 million, an increase of $1.6 million from $6.4 million in the first quarter of 2000. This increase reflects higher borrowings at the end of 2000 due primarily to debt incurred to fund the purchase of Houghton Mifflin common stock in the fourth quarter of 2000.


EQUITY IN LOSSES OF EQUITY METHOD INVESTEE:

         In the first quarter of 2001, Houghton Mifflin recorded a $2.2 million loss, reflecting its share of the losses in Classwell, recorded on the equity method.

INCOME TAXES:

         The income tax benefit increased $2.9 million, or 11.1%, over the same period last year. This increase was due to a higher operating loss and an increase in the effective tax rate to 40.3% in the first quarter of 2001 from 39.6% in the first quarter of 2000.

K-12 PUBLISHING:

         The operating loss for the K-12 Publishing segment increased $4.3 million, or 10.0%, to $47.1 million in the first quarter of 2001 compared to an operating loss of $42.8 million in the first quarter of 2000. The increased operating loss was primarily due to higher plate amortization and higher selling and administrative costs, partially offset by higher net sales and lower editorial costs. Increased plate amortization was due to a number of new programs and product revisions being introduced with a 2001 copyright. Selling expenses increased primarily due to higher promotional and implementation expenses related to sales opportunities in 2001. Administrative expenses increased due to the addition of VLT, acquired in the second quarter of 2000, and higher employee-related costs. Editorial costs declined in the first quarter of 2001 from the first quarter of 2000, when costs rose as we completed a number of new programs and revisions for the 2001 sales opportunities.

COLLEGE PUBLISHING:

         The College Publishing segment's operating loss of $11.1 million in the first quarter of 2001 was relatively unchanged from the $11.0 million loss reported last year. Increases in net sales were offset by increases in administrative costs.

OTHER:

         The Other segment's operating loss was $2.8 million in the first quarter of 2001 compared to $4.9 million in the same period in 2000. The decreased operating loss was primarily due to higher net sales and lower spending on technology initiatives in 2001.


LIQUIDITY AND CAPITAL RESOURCES

         Houghton Mifflin's principal businesses are seasonal, with approximately 90% of annual revenues derived from educational publishing in the K-12 and College Publishing segments, markedly seasonal businesses. We realize approximately one-half of our net sales and a substantial portion of net income during the third quarter and characteristically post a net loss in the first and fourth quarters of the year.

         This sales seasonality affects our operating cash flow. Houghton Mifflin normally incurs a net cash deficit from all of our activities through the middle of the third quarter of the year. We fund the deficit through the draw-down of cash and marketable securities, supplemented by short-term borrowings, principally commercial paper.

         During the first quarter of 2001, Houghton Mifflin used $63.0 million of net borrowings to cover seasonal working capital needs and to fund publishing and capital investments. During the first quarter of 2000, Houghton Mifflin used $63.8 million of net borrowings to cover seasonal working capital needs and to fund publishing and capital investments.

         Net cash used by operating activities was $44.8 million during the first quarter of 2001, a $4.6 million increase from the $40.2 million used during the same period in 2000. The net loss excluding non-cash items decreased by $2.0 million. Changes in operating assets and liabilities used $6.6 million more cash during the first quarter 2001 than in the same period in 2000 due to lower accounts payable.

         Cash used for investing activities was $22.2 million in the first quarter of 2001, a decrease of $2.2 million from the $24.4 million required in the same period in 2000. The decrease was principally due to lower plate expenditures.

         Net proceeds from financing activities increased by $2.2 million in the first quarter of 2001 from the same period in 2000. There were no common stock purchases during the first quarter of 2001. In the first quarter of 2000, Houghton Mifflin made common stock purchases totaling approximately $4.7 million. Cash provided by the exercise of stock options totaled $1.9 million in the first quarter of 2001, $1.5 million less than the same period last year.

         In March 2001, Houghton Mifflin issued $150 million of 10-year notes; proceeds from this issuance were used to repay existing commercial paper debt.

         Houghton Mifflin currently expects that cash flow from operations for 2001 will be sufficient to cover investment activities and dividend payments as well as to repay a portion of debt outstanding at the beginning of 2001. We intend to continue using the short-term debt market, primarily commercial paper, for seasonal liquidity needs.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For financial market risks related to changes in interest rates and equity prices, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

         Due to the seasonal nature of our business, Houghton Mifflin's borrowings under our commercial paper program typically increase through the third quarter of each year. The outstanding commercial paper balance was $98.0 million at March 31, 2001, $183.8 million at December 31, 2000, and $105.2 million at March 31, 2000. The average interest rate on the commercial paper for the three months ended March 31, 2001 was 6.29%. The carrying value of the commercial paper equals fair value due to the short-term maturity of the instrument.

         In March 2001, Houghton Mifflin issued $150 million of 10-year 7.20% notes through a public offering. The notes mature on March 15, 2011 and were priced at 99.847% to yield an effective annual interest rate of 7.22%.

         At March 31, 2001, Houghton Mifflin had $400 million in unsecured revolving credit facilities for which we pay annual commitment fees. The revolving credit facilities replaced the $300 million credit facility that expired on October 31, 2000. The $400 million revolving credit facilities are structured as follows: a $200 million five-year revolving commitment, which expires on December 18, 2005, and a $200 million 364-day facility, which expires on December 17, 2001. The revolving credit facilities require Houghton Mifflin to comply with certain covenants, the most restrictive of which include maintenance of a fixed-charge coverage ratio and debt-to-earnings before interest, taxes, depreciation, and amortization (EBITDA) ratio. Management routinely compares and evaluates interest rates available to Houghton Mifflin under the revolving credit facility to those available through the issuance of commercial paper. There were no amounts outstanding on the revolving credit facilities at either March 31, 2001 or March 31, 2000.

PART II.  OTHER INFORMATION

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (a) None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   HOUGHTON MIFFLIN COMPANY
                                       -------------------------------------------------
                                                          Registrant


         Dated:  May 2, 2001                           /s/ Gail Deegan
                                       -------------------------------------------------
                                                           Gail Deegan
                                        Executive Vice President, Chief Financial Officer


         Dated:  May 2, 2001                           /s/ David R. Caron
                                       -------------------------------------------------
                                                           David R. Caron
                                               Vice President, Corporate Controller