Form 10-K/A
period 2000-12-31
HOUGHTON MIFFLIN CO
filed 2001-05-22
CIK 48638

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


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                   NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                 ON WHICH REGISTERED
                -------------------                                 -------------------
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

INTRODUCTION.

         This amendment on Form 10-K/A amends the Registrant's Annual Report on Form 10-K, as filed by the Registrant on March 8, 2001, and is being filed solely to include the following documents which are being incorporated by reference in the Index to Exhibits (Item 14(a)(3), Exhibit No. (10)(iii)(A):

    2000 Senior Management and Director Stock Purchase Plan and form of related option Agreement,
    2000 Senior Executive Incentive Compensation Plan,
    2000 Chief Executive Officer Incentive Compensation Plan.

                            HOUGHTON MIFFLIN COMPANY

                                INDEX TO EXHIBITS
                                 (ITEM 14(a)(3))

 EXHIBIT NO.                 DESCRIPTION OF DOCUMENT                            PAGE NUMBER IN THIS REPORT
 -----------                 -----------------------                            --------------------------
   (3)(i)       Restated Articles of Organization of the Company                Filed as Exhibits (4.1) and (4.2) to Registration
                                                                                Statement No. 33-14850 as amended, and incorporated
                                                                                by reference into this report

                Amendment to Restated Articles of Organization of               Filed as Exhibit (3)(i) to Form 10-K for the year
                 the Company in the form of a certificate of vote               ended December 31, 1998, and incorporated by
                of directors establishing a series of a class of                reference into this report
                stock

   (3)(ii)      By-laws of the Company                                          Filed as Exhibit (3)(ii) to Form 10K for the year
                                                                                ended December 31, 2000

   (4)          Registration Statement under the Securities                     Filed on June 20, 1967, and incorporated by
                Exchange  Act of 1934 on Form 10 dated June 20, 1967, as        reference into this report
                amended, with particular reference to the
                description of the common stock of the Company

                Renewed Rights Agreement between the Company                    Filed as Exhibit (4) to Form 10-Q for the quarter
                and BankBoston, N.A., as Rights Agent                           ended June 30, 1997, and incorporated by reference
                                                                                into this report

                Indenture dated as of March 15, 1994 between the Company        Filed as Exhibit (4.1) to Registration Statement No.
                and State Street Bank and Trust Company, as successor           33-51700 as amended, and incorporated by reference
                trustee to the First National Bank of Boston                    into this report

                First Supplemental Indenture dated as of July 27,               Filed as Exhibit (4.2) to Registration Statement No.
                1995 between the Company and State Street Bank                  33- 64903 as amended, and incorporated by reference
                and  Trust Company, as successor trustee to the First           into this report
                National Bank of Boston

  (10)(ii)(D)   Lease between Two Twenty Two Berkeley Venture,                  Filed as Exhibit (10)(ii)(D) to Form 10-K for the
                as landlord, and Houghton Mifflin Company, as                   year ended December 31, 1996, and incorporated by
                tenant                                                          reference into this report


                Lease between New England Mutual Life Insurance                 Filed as Exhibit (10)(ii)(D) to Form 10-K for the
                Company, as sublandlord, and Houghton Mifflin Company           year ended December 31, 1996, and incorporated by
                Company, as subtenant                                           reference into this report

                Office lease between Davis Church Office                        Filed as Exhibit (10)(ii)(D) to Form 10K for the
                Development, L.L.C. as landlord, and Houghton                   year ended December 31, 2000
                Mifflin Company, as tenant

                364-Day Credit Agreement between Houghton                       Filed as Exhibit (10)(ii)(D) to Form 10K for the
                Mifflin Company and Wachovia Bank, N.A., as                     year ended December 31, 2000
                administrative agent and lender and Bank One,
                N.A., as syndication agent and lender, dated
                December 18, 2000

                Five Year Credit Agreement between Houghton                     Filed as Exhibit (10)(ii)(D) to Form 10K for the
                Mifflin Company and Wachovia Bank, N.A., as                     year ended December 31, 2000
                administrative agent and lender and Bank One,
                N.A., as syndication agent and lender, dated
                December 18, 2000

  (10)(iii)(A)  Benefits Trust Agreement between Houghton Mifflin               Filed as Exhibit (10)(iii)(A) to Form 10-K for the
                Company and State Street Bank and Trust Company                 year ended December 31, 1997, and incorporated by
                dated June 3, 1992*                                             reference into this report

                Severance Agreement between the Company and Mr.                 Filed as Exhibit (10)(iii)(A) to Form 10K for the
                Darehshori*                                                     year ended December 31, 2000

                Form of Senior Executive Severance Agreement*                   Filed as Exhibit (10)(iii)(A) to Form 10K for the
                                                                                year ended December 31, 2000

                Form of Key Managers' Severance Agreement*                      Filed as Exhibit (10)(iii)(A) to Form 10K for the
                                                                                year ended December 31, 2000

                Supplemental Benefits Plan*                                     Filed as Exhibit (10)(iii)(A) to Form 10K for the
                                                                                year ended December 31, 2000

                Compensation of Non-Employee Directors Policy*                  Filed as Exhibit (10)(iii)(A) to Form 10K for the
                                                                                year ended December 31, 2000

                2000 Senior Management and Director Stock                       Filed as Exhibit (10)(iii)(A) to Form 10-Q for the
                Purchase Plan and form of related option Agreement*             quarter ended March 31, 2000, and  incorporated by
                                                                                reference into  this report

                2000 Senior Executive Incentive Compensation Plan*              Filed as Exhibit (10)(iii)(A) to Form 10-Q for the
                                                                                quarter ended March 31, 2000, and incorporated by
                                                                                reference into this report

                2000 Chief Executive Officer Incentive Compensation Plan*       Filed as Exhibit (10)(iii)(A) to Form 10-Q for the
                                                                                quarter  ended March 31, 2000, and incorporated
                                                                                by reference into  this report

* Denotes a management contract or compensation plan

                            HOUGHTON MIFFLIN COMPANY

                                 (ITEM 14(a)(3))

   EXHIBIT NO.                 DESCRIPTION OF DOCUMENT                              PAGE NUMBER IN THIS REPORT
   -----------                 -----------------------                              --------------------------
  (10)(iii)(A)      Restricted Stock Agreement between the              Filed as Exhibit (10)(iii)(A) to Form 10-K for the year
                    Company and Mr. Darehshori*                         ended December 31, 1996, and incorporated by reference
                                                                        into this report

                    Restricted Stock Agreement between the              Filed as Exhibit (10)(iii)(A) to Form 10-K for the year
                    Company and Ms. Deegan*                             ended December 31, 1996, and incorporated by reference
                                                                        into this report


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


  (12)              Computation of Ratio of Earnings to Fixed           Filed as Exhibit (12) to Form 10K for the year ended
                    Charges                                             December 31, 2000

  (21)              List of Subsidiaries                                Filed as Exhibit (21) to Form 10K for the year ended
                                                                        December 31, 2000

  (23)              Consent of Experts and Counsel                      Filed as Exhibit (23) to Form 10K for the year ended
                                                                        December 31, 2000


* Denotes a management contract or compensation plan

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    HOUGHTON MIFFLIN COMPANY

                                                         Registrant




     Dated:  May 22, 2001                           /s/ David R. Caron
                                           ------------------------------------
                                                        David R. Caron
                                           Vice President, Corporate Controller