Form 10-Q
period 2003-06-30
HOUGHTON MIFFLIN CO
filed 2003-08-14
CIK 48638

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from: ___________ to ___________

                       COMMISSION FILE NUMBER: 333-105746

                            HOUGHTON MIFFLIN COMPANY
             (Exact name of registrant as specified in its charter)

               MASSACHUSETTS                                 04-1456030
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                  Identification Number)

                               222 BERKELEY STREET
                          BOSTON, MASSACHUSETTS 02116
                    (Address of principal executive offices)

                                 (617) 351-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of August 14, 2003 was 1,000 shares.

                            HOUGHTON MIFFLIN COMPANY

                                      INDEX

                                                                                     PAGE NO.
                                                                                     --------
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets (unaudited) -                             3-4
                  June 30, 2003 and December 31, 2002

                  Consolidated Statements of Operations (unaudited) -                     5
                  Three Months Ended June 30, 2003 and 2002
                  Six Months Ended June 30, 2003 and 2002

                  Consolidated Statements of Cash Flows (unaudited) -                   6-7
                  Six Months Ended June 30, 2003 and 2002

                  Notes to Consolidated Financial Statements (unaudited)               8-16

Item 2.           Management's Discussion and Analysis of Financial Condition         17-31
                  and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk             32

Item 4.           Controls and Procedures                                                33

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                       34

                  SIGNATURES                                                             34

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            HOUGHTON MIFFLIN COMPANY
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
                           ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                           $     23,791     $     77,797
  Marketable securities and time deposits available for sale                   638              638
  Accounts receivable, less allowance for bad debts and book returns of $21,625 at June 30, 2003 and $40,082 at
    December 31, 2002                                                      276,126          180,359
  Inventories                                                              232,673          207,926
  Deferred income taxes                                                     84,671           57,390
  Prepaid expenses and other current assets                                 15,781           12,236
  Assets of discontinued operations                                             --            1,551
                                                                      ------------     ------------
   TOTAL CURRENT ASSETS                                                    633,680          537,897

Property, plant, and equipment, net                                        114,707          117,806
Pre-publication costs, net                                                  77,640           26,506
Royalty advances to authors, net                                            28,354           25,092
Goodwill                                                                   588,607          588,205
Other intangible assets                                                    907,807          980,900
Other assets and long-term receivables                                     100,845          112,502
Assets of discontinued operations                                               --              882
                                                                      ------------     ------------
    TOTAL ASSETS                                                      $  2,451,640     $  2,389,790
                                                                      ============     ============

     See accompanying Notes to Unaudited Consolidated Financial Statements

                            HOUGHTON MIFFLIN COMPANY
                UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                        JUNE 30,       DECEMBER 31,
                                                                          2003             2002
                                                                      ------------     ------------
   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Short-term debt                                                     $     73,000     $         --
  Current portion of long-term debt                                            319              317
  Accounts payable                                                         105,527           85,148
  Due to parent                                                              6,639               --
  Royalties payable                                                         34,741           58,816
  Salaries, wages, and commissions                                          39,591           43,420
  Other                                                                     60,802           52,748
  Interest payable                                                          41,888            7,848
  Accrued restructuring                                                     11,789           12,649
  Liabilities of discontinued operations                                        --            1,620
                                                                      ------------     ------------
   TOTAL CURRENT LIABILITIES                                               374,296          262,566

Long-term debt                                                           1,134,207        1,034,073
Accrued long-term royalties payable                                          3,717            3,650
Other long-term liabilities                                                 13,338           17,924
Accrued long-term restructuring                                              6,323           10,015
Accrued pension benefits                                                    88,783           86,245
Accrued postretirement benefits                                             53,443           52,724
Deferred income taxes                                                      271,728          307,593
                                                                      ------------     ------------
   TOTAL LIABILITIES                                                     1,945,835        1,774,790

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDERS' EQUITY
  Common stock, $1 par value; 1,000 shares authorized and
    issued                                                                       1                1

  Capital in excess of par value                                           614,999          614,999
  Accumulated deficit                                                     (109,436)              --
  Other                                                                        241               --
                                                                      ------------     ------------
   TOTAL STOCKHOLDERS' EQUITY                                              505,805          615,000
                                                                      ------------     ------------
                                                                      $  2,451,640     $  2,389,790
                                                                      ============     ============

     See accompanying Notes to Unaudited Consolidated Financial Statements

                            HOUGHTON MIFFLIN COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS OF DOLLARS)

                                                        THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------
                                                         (successor     (predecessor     (successor     (predecessor
                                                           basis)          basis)          basis)          basis)
NET SALES                                               $    361,317    $    309,267    $    494,140    $    434,324

COSTS AND EXPENSES
    Cost of sales excluding pre-publication and
      publishing rights amortization                         142,311         123,145         220,540         193,310
      Pre-publication and publishing rights
      amortization                                            41,116          38,284          77,923          70,342
                                                        ------------    ------------    ------------    ------------
      Cost of sales                                          183,427         161,429         298,463         263,652
    Selling and administrative                               140,020         121,201         261,381         227,795
    Intangible asset amortization                                249              33             498             783
                                                        ------------    ------------    ------------    ------------
                                                             323,696         282,663         560,342         492,230
                                                        ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS)                                       37,621          26,604         (66,202)        (57,906)
                                                        ------------    ------------    ------------    ------------
OTHER EXPENSE
    Net interest                                             (28,799)        (12,784)        (56,604)        (20,584)
    Debt extinguishment costs                                     --              --         (48,427)             --
    Other income (loss), net                                      --              (2)             18              --
                                                        ------------    ------------    ------------    ------------
                                                             (28,799)        (12,786)       (105,013)        (20,584)
                                                        ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
  income taxes                                                 8,822          13,818        (171,215)        (78,490)
Income tax provision (benefit)                                 3,253           5,879         (63,000)        (32,916)
                                                        ------------    ------------    ------------    ------------
Income (loss) from continuing operations                       5,569           7,939        (108,215)        (45,574)
Income (loss) from discontinued operations, net
  of tax                                                          --           1,160          (1,221)          1,575
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS)                                              5,569           9,099        (109,436)        (43,999)
                                                        ------------    ------------    ------------    ------------
Preferred stock dividend, net of tax                              --            (979)             --          (1,959)
                                                        ------------    ------------    ------------    ------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS      $      5,569    $      8,120    $   (109,436)   $    (45,958)
                                                        ============    ============    ============    ============

     See accompanying Notes to Unaudited Consolidated Financial Statements

                            HOUGHTON MIFFLIN COMPANY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------------------
                                                                            2003                 2002
                                                                      ----------------     ----------------
                                                                      (successor basis)   (predecessor basis)
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net loss from continuing operations                                 $       (108,215)    $        (45,574)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization expense                                        93,725               84,195
   Deferred financing amortization and
     extinguishment                                                             33,776                   --

  Changes in operating assets and liabilities:
   Accounts receivable                                                         (94,983)             (63,899)
   Inventories                                                                 (24,598)             (29,105)
   Accounts payable                                                             20,373               37,578
   Royalties, net                                                              (27,272)             (28,319)
   Deferred and income taxes payable                                           (58,251)              (8,510)
   Interest payable/receivable                                                  34,040                6,051
   Other, net                                                                    9,361              (38,954)
                                                                      ----------------     ----------------

    NET CASH USED IN CONTINUING OPERATING
      ACTIVITIES                                                              (122,044)             (86,537)
    NET CASH (USED IN) PROVIDED BY DISCONTINUED
      OPERATING ACTIVITIES                                                      (1,247)              (2,653)
                                                                      ----------------     ----------------
    NET CASH USED IN OPERATING ACTIVITIES                                     (123,291)             (89,190)
                                                                      ----------------     ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES

  Pre-publication expenditures                                                 (56,418)             (40,926)
  Acquisition of publishing and technology assets, net of
    cash acquired                                                                  (79)              (1,631)
  Property, plant, and equipment expenditures                                  (12,189)             (20,781)
  Purchase of marketable securities                                                 --                 (638)
                                                                      ----------------     ----------------
    NET CASH USED IN CONTINUING INVESTING ACTIVITIES                           (68,686)             (63,976)
    NET CASH PROVIDED BY DISCONTINUED INVESTING ACTIVITIES                         250                  787
                                                                      ----------------     ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                      (68,436)             (63,189)
                                                                      ----------------     ----------------

     See accompanying Notes to Unaudited Consolidated Financial Statements

                            HOUGHTON MIFFLIN COMPANY
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                            (IN THOUSANDS OF DOLLARS)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------------------
                                                                            2003                 2002
                                                                      ----------------     ----------------
                                                                      (successor basis)   (predecessor basis)
CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES

  Transaction costs paid on behalf of parent                                   (12,096)              (3,360)
  Issuance (repayment) of short-term
    financing, net                                                              73,000                 (577)
  Proceeds from the issuance of long-term
    financing, net                                                              76,817                   --
  Issuance of intercompany working capital                                          --              157,108
  Dividends paid on preferred stock                                                 --               (1,484)
                                                                      ----------------     ----------------

    NET CASH PROVIDED BY CONTINUING FINANCING ACTIVITIES                       137,721              151,687
    NET CASH USED IN DISCONTINUED FINANCING ACTIVITIES                              --                 (963)
                                                                      ----------------     ----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                  137,721              150,724
                                                                      ----------------     ----------------

Decrease in cash and cash equivalents                                          (54,006)              (1,655)
  Cash and cash equivalents at beginning of period                              77,797               24,278
                                                                      ----------------     ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $         23,791     $         22,623
                                                                      ================     ================

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:

  Income taxes paid (refunded)                                        $          3,716     $        (27,151)
  Interest paid                                                       $         17,583     $         13,338

     See accompanying Notes to Unaudited Consolidated Financial Statements

                            HOUGHTON MIFFLIN COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              (TABLES IN THOUSANDS)

(1) BASIS OF PRESENTATION

COMPANY

These unaudited consolidated financial statements represent the accounts of Houghton Mifflin Company and its subsidiaries ("Houghton Mifflin" or the "Company"). On December 30, 2002, Houghton Mifflin Holdings, Inc. ("HM Holdings"), a Delaware corporation, acquired all of the outstanding shares of Houghton Mifflin from Vivendi Communications North America, Inc. ("VCNA"), a wholly owned subsidiary of Vivendi Universal S.A. ("Vivendi"). Vivendi had acquired all of the outstanding shares of Houghton Mifflin through a tender offer on July 7, 2001. The unaudited consolidated financial statements present the Company for the period January 1, 2003 through June 30, 2003 ("successor basis" reflecting the HM Holdings ownership of Houghton Mifflin and associated basis) and the period January 1, 2002 through June 30, 2002 ("predecessor basis" for the period of Vivendi's ownership of Houghton Mifflin and associated basis).

The accompanying unaudited consolidated financial statements of Houghton Mifflin Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2002 included in the Company's Registration Statement on Form S-4. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

Results of the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.

Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2003 interim financial statements.

DISPOSAL

SALE OF CURRICULUM ADVANTAGE, INC.

On March 31, 2003, Houghton Mifflin entered into a Stock Purchase Agreement with Prime Entertainment, Inc. to sell 100% of the outstanding shares of Curriculum Advantage, Inc. for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The accompanying unaudited consolidated financial statements present Curriculum Advantage, Inc. in discontinued operations through closing on April 1, 2003 and reflect the cash proceeds received at closing as net cash provided by discontinued investing activities for the six months ended June 30, 2003.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's results of operations or financial condition.

                            HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABLES IN THOUSANDS)

In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting;
(b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing the impact of EITF 00-21.

On January 17, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN 46 on July 1, 2003 is not expected to have any significant impact on the Company's results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards
No. ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 prohibits entities from restating financial statements for earlier years presented. SFAS 150 will become effective for Houghton Mifflin at the beginning of the third quarter of 2003. The Company does not currently have financial instruments with the characteristics of liabilities and equity. Accordingly, the implementation of SFAS 150 will not have any impact on the Company's consolidated financial statements based upon its current position.

(3) GOODWILL AND INTANGIBLE ASSETS

Components of the Company's identifiable intangible assets are as follows:

                                           JUNE 30, 2003                  DECEMBER 31, 2002
                                    ----------------------------    ----------------------------
                                                    ACCUMULATED                     ACCUMULATED
                                        COST        AMORTIZATION        COST        AMORTIZATION
                                    ------------    ------------    ------------    ------------
Publication rights                  $    685,500    $     72,595    $    685,500    $         --
Trademarks and trade names               290,200              --         290,200              --
Customer relationships                     5,200             498           5,200              --
                                    ------------    ------------    ------------    ------------
                                    $    980,900    $     73,093    $    980,900    $         --
                                    ============    ============    ============    ============

                            HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABLES IN THOUSANDS)

The Company recorded amortization expense for its amortized intangible assets of $36.6 million and $30.6 million for the three months ended June 30, 2003 and 2002, respectively, and $73.1 million and $61.3 million for the six months ended June 30, 2003 and 2002, respectively. Estimated amortization expense for the Company's intangible assets excluding the $73.1 million amortization recorded through June 30, 2003, is as follows:

Year ended December 31,
      2003               $    73,093
      2004               $   126,230
      2005               $    97,370
      2006               $    77,198
      2007               $    60,578
Thereafter               $   183,138

The changes in the carrying amount of goodwill for each of the Company's reporting segments for the six months ended June 30, 2003 were:

                                                                        TRADE AND
                                           K-12          COLLEGE        REFERENCE
                                        PUBLISHING      PUBLISHING      PUBLISHING        OTHER           TOTAL
                                       ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2002           $    405,877    $    140,876    $      2,717    $     38,735    $    588,205
       Purchase accounting
       adjustments on prior period
       acquisitions                             231              67              93              11             402
                                       ------------    ------------    ------------    ------------    ------------
Balance at June 30, 2003               $    406,108    $    140,943    $      2,810    $     38,746    $    588,607
                                       ============    ============    ============    ============    ============

Adjustments in the six months ended June 30, 2003 were for fair value adjustments and professional fees paid.

(4) INVENTORY

Inventories are comprised of the following:

                                 JUNE 30,           DECEMBER 31,
                                   2003                 2002
                             ----------------     ----------------
Finished goods               $        217,414     $        193,834
Work-in-progress                        6,803                7,519
Raw materials                           8,456                6,573
                             ----------------     ----------------
                             $        232,673     $        207,926
                             ================     ================

(5) DEBT AND BORROWING AGREEMENTS

On January 3, 2003, Houghton Mifflin purchased $99.2 million of the $100.0 million 7.125% notes due April 1, 2004 ("2004 Senior Notes") through a tender offer. Houghton Mifflin borrowed $100.0 million as a senior term loan under its senior credit facility to finance this purchase. The consent fees for this repurchase totaled approximately $2.3 million and a charge for this amount was recognized in the six months ended June 30, 2003.

                            HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABLES IN THOUSANDS)

On January 15, 2003, Houghton Mifflin commenced a tender offer for the $125.0 million of 7.0% notes due March 1, 2006 ("2006 Senior Notes"). On February 13, 2003, Houghton Mifflin purchased nearly all of these notes. The premium paid and consent fees for this purchase were approximately $12.8 million. A charge of approximately $16.7 million on this repurchase was recognized in the six months ended June 30, 2003.

On January 30, 2003, Houghton Mifflin issued $600 million of 8.25% senior unsecured notes that mature on February 1, 2011. The Company also issued $400 million of 9.875% senior unsecured subordinated notes that mature on February 1, 2013. The senior unsecured subordinated notes were priced at 99.22% of principal amount to yield an effective interest rate of 10.0%. The net proceeds from these two notes were approximately $950.9 million after deducting original issue discounts on the senior subordinated notes and estimated fees and expenses related to these offerings. The net proceeds from these two notes were used to purchase the $500 million senior subordinated bridge loan, plus accrued interest, the $275.0 million borrowed under the senior term loan of the senior secured credit facility, plus accrued interest, and the subsequent repurchase of the 2006 Senior Notes. The existing Senior Secured Credit Facility was terminated and the Company entered into an Amended and Restated Credit and Guaranty Agreement. As a result of this refinancing, the Company recognized a charge of approximately $30 million in the six months ended June 30, 2003 for the deferred financing fees related to these debt instruments.

The Amended and Restated Credit and Guaranty Agreement provides Houghton Mifflin with a $325 million senior secured revolving credit facility. This revolving credit facility, for which the Company pays annual commitment fees, expires on December 30, 2008. The revolving credit facility requires Houghton Mifflin to maintain certain interest coverage, leverage, and senior leverage ratios, as defined under the terms of the facility.

Long term debt consists of the following:

                                                                          JUNE 30,           DECEMBER 31,
                                                                            2003                 2002
                                                                      ----------------     ----------------
$150,000 of 7.20% senior secured notes due March 15, 2011             $        136,320     $        135,435

$125,000 of 7.00% senior secured notes due March 1, 2006                            40              121,138
$100,000 of 7.125% senior secured notes due April 1, 2004                          837              102,500
Senior secured credit facility, variable rate                                       --              175,000
Senior subordinated bridge loan, variable rate                                      --              500,000
$600,000 of 8.25% senior unsecured notes due February 1, 2011                  600,000                   --
$400,000 of 9.875% senior unsecured subordinated notes due
  February 1, 2013                                                             397,010                   --
Other                                                                              319                  317
                                                                      ----------------     ----------------
                                                                             1,134,526            1,034,390

Less: current portion of long term debt                                            319                  317
                                                                      ----------------     ----------------

Long term debt, excluding current installments                        $      1,134,207     $      1,034,073
                                                                      ================     ================

                            HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABLES IN THOUSANDS)

(6) RESTRUCTURING

The following table sets forth the activity in restructuring reserves in the six months ended June 30, 2003.

                                                                         WORK-FORCE
                                                         FACILITIES       RELATED          OTHER           TOTAL
                                                        ------------    ------------    ------------    ------------
Balance as of December 31, 2002                         $      3,520    $     16,754    $      2,389    $     22,663
    Utilization                                                 (229)         (3,731)           (591)         (4,551)
                                                        ------------    ------------    ------------    ------------
Balance as of June 30, 2003                             $      3,291    $     13,023    $      1,798    $     18,112
                                                        ============    ============    ============    ============

Of the approximate 460 employees affected by the restructuring actions identified as part of the acquisition of the Company, 248 employees have been involuntarily terminated as of June 30, 2003. The Company expects to substantially complete its restructuring activities by June 30, 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations extending beyond that date.

(7) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company was primarily computed as the sum of the Company's net income (loss) and changes in cumulative translation adjustment. The following table sets forth the calculation of the Company's comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002.

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                  JUNE 30,                        JUNE 30,
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------
                                                         (successor     (predecessor     (successor     (predecessor
                                                           basis)          basis)          basis)          basis)
Net income (loss)                                       $      5,569    $      9,099    $   (109,436)   $    (43,999)
Change in cumulative translation adjustment and other            343              --             241              --
                                                        ------------    ------------    ------------    ------------
    Comprehensive income (loss)                         $      5,912    $      9,099    $   (109,195)   $    (43,999)
                                                        ============    ============    ============    ============

(8) STOCK-BASED COMPENSATION

The Company's former employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company elected the disclosure-only alternative permitted under SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock Based Compensation - Transition and Disclosure," for fixed stock-based awards to employees. All non-employee stock-based awards were accounted for in accordance with SFAS 123.

                            HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABLES IN THOUSANDS)

The Company used the Black-Scholes option pricing model to estimate the fair value of options granted. The Black Scholes model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Company's former employee stock options had characteristics significantly different from those of traded options; therefore, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of the Company's options.

Subsequent to the merger with Vivendi, certain executives and employees of the Company received stock options representing rights to acquire shares of Vivendi common stock. These stock options represented the only stock-based compensation as of and for the interim periods presented. At the time of the sale of Houghton Mifflin by Vivendi to HM Holdings, Vivendi notified all employees holding the stock options that the options would continue to vest under the terms and conditions of the grants. With the change in ultimate parent ownership, any future financial obligation of in-the-money options presented by a Houghton Mifflin employee lies with Vivendi, hence no impacts from the fair value recognition provisions of SFAS 123 have been presented from the date of the HM Holdings transaction.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123, to the option grants for the prior year comparable periods.

                                                   THREE MONTHS ENDED                          SIX MONTHS ENDED
                                         ----------------------------------------    ----------------------------------------
                                           JUNE 30, 2003         JUNE 30, 2002         JUNE 30, 2003         JUNE 30, 2002
                                         (successor basis)    (predecessor basis)    (successor basis)    (predecessor basis)
Net income (loss) available to
  common stockholders, as reported       $           5,569    $             8,120    $        (109,436)   $           (45,958)
Deduct: Stock-based employee
  compensation expense determined
  under the fair value method                           --                   (456)                  --                   (911)
                                         -----------------    -------------------    -----------------    -------------------
Pro forma net income (loss)
  available to common stockholders       $           5,569    $             7,664    $        (109,436)   $           (46,869)
                                         =================    ===================    =================    ===================

(9) SEGMENT AND RELATED INFORMATION

Houghton Mifflin evaluates the performance of its segments based on the profit and loss from operations before interest income and expense, income taxes, and infrequent and extraordinary items.

Summarized financial information concerning Houghton Mifflin's reportable segments is shown in the following tables. The Other segment includes
Promissor and unallocated corporate-related items, operations which do not meet the quantitative thresholds of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," nonrecurring items, and as it relates to segment profit (loss), income and expense not allocated to reportable segments.

                            HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABLES IN THOUSANDS)

     THREE MONTHS ENDED JUNE 30:

                                                                        TRADE AND
                                           K-12          COLLEGE        REFERENCE
                                        PUBLISHING      PUBLISHING      PUBLISHING        OTHER        CONSOLIDATED
                                       ------------    ------------    ------------    ------------    ------------
2003 (successor basis)
Net sales from external customers      $    280,272    $     32,940    $     30,163    $     17,942    $    361,317
Segment operating income (loss)              54,115         (14,413)         (1,932)           (149)         37,621

2002 (predecessor basis)
Net sales from external customers      $    230,993    $     30,629    $     27,655    $     19,990    $    309,267
Segment operating income (loss)              32,283          (6,773)         (2,129)          3,223          26,604

     SIX MONTHS ENDED JUNE 30:

                                                                        TRADE AND
                                           K-12          COLLEGE        REFERENCE
                                        PUBLISHING      PUBLISHING      PUBLISHING        OTHER        CONSOLIDATED
                                       ------------    ------------    ------------    ------------    ------------
2003 (successor basis)
Net sales from external customers      $    349,895    $     53,889    $     57,196    $     33,160    $    494,140
Segment operating loss                      (22,856)        (37,141)         (3,445)         (2,760)        (66,202)

2002 (predecessor basis)
Net sales from external customers      $    286,479    $     50,955    $     63,138    $     33,752    $    434,324
Segment operating loss                      (37,804)        (19,382)           (610)           (110)        (57,906)

Reconciliation of segment income (losses) to the condensed consolidated statements of operations is as follows:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                       2003            2002            2003            2002
                                                   ----------------------------    ----------------------------
                                                    (successor     (predecessor     (successor     (predecessor
                                                      basis)          basis)           basis)         basis)
Total income (loss) from reportable segments      $    37,621    $     26,604       $ (66,202)     $  (57,906)
Unallocated expense:
   Interest expense                                   (28,799)        (12,784)        (56,604)        (20,584)
   Debt extinguishment                                     --              --         (48,427)             --
   Other                                                   --              (2)             18              --
                                                  -----------     -----------      ----------      ----------
Income (loss) from continuing operations before
  taxes                                          $      8,822     $    13,818      $ (171,215)     $  (78,490)
                                                 ============     ===========      ===========     ==========

                            HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABLES IN THOUSANDS)

(10) COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $15.6 million in letters of credit representing performance and surety bonds posted as security for its operating activities. Under the terms of the Company's Amended and Restated Credit and Guarantee Agreement (see Note 5), outstanding letters of credit are deducted from the unused borrowing capacity under the revolving credit facility.

Houghton Mifflin is contingently liable for approximately $30 million in retention agreements to key employees. These retention agreements expire on or before June 30, 2004, when the Company will pay amounts then due. The Company is recording the expense of these arrangements ratably over the retention period and had accrued $22.1 million and paid $1.0 million as of June 30, 2003.

CONTRACTUAL OBLIGATIONS

The Company continues to routinely enter into standard indemnification provisions as part of licensee agreements involving use of its intellectual property. These provisions typically require the Company to indemnify, and hold harmless, licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Riverside and Promissor routinely enter into contracts with customers that contain provisions requiring the Company to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments the Company could be required to make is not limited, the Company has never incurred any costs to defend or settle claims related to these types of indemnification provisions. The Company therefore believes the estimated fair value of these provisions is minimal.

Contractual obligations of this nature entered into prior to December 31, 2002 are grandfathered under the provisions of FIN 45. Those arising subsequent to December 31, 2002 are governed by FIN 45. No liabilities have been recorded as of June 30, 2003 for any of these contractual obligations as the Company believes (i) the exposure to liability is minimal based upon historical experience and (ii) the guarantees provided are normal and customary in the industry resulting in no premium being received from the counterparty of such arrangements.

(11) RELATED PARTIES

DEFERRED COMPENSATION PLAN OF HM HOLDINGS

In January 2003, HM Holdings established a Deferred Compensation Plan. The Deferred Compensation Plan was offered to selected top executives and key employees of Houghton Mifflin, allowing the employees to defer receipt of all or a portion of their retention agreement payments (see Note 10) in exchange for an interest in the common stock of HM Holdings. In January 2003, approximately 30 of the Company's employees elected to participate in the Deferred Compensation Plan and deferred an aggregate $4.8 million of payments due pursuant to their respective retention agreements in exchange for common stock ownership in HM Holdings. The deferred compensation is included on the balance sheet within the Due to parent balance at June 30, 2003.

                            HOUGHTON MIFFLIN COMPANY
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABLES IN THOUSANDS)

MANAGEMENT AGREEMENT

The Company has entered into a Management Agreement with HM Holdings and its beneficial owners Thomas H. Lee Partners, L.P. and its affiliates, Bain Capital, LLC and its affiliates, and The Blackstone Group and its affiliates (together, the "Sponsors"). The Management Agreement, entered into at the time of the acquisition of Houghton Mifflin by HM Holdings (the "Acquisition"), requires Houghton Mifflin to pay the Sponsors an aggregate annual fee of $5.0 million per year, payable quarterly in advance, in consideration for ongoing consulting and management advisory services. The annual fee has been prepaid in its entirety for 2003. In the case of future services provided in connection with any future acquisition, disposition, or financing transactions, the Management Agreement requires us to pay the Sponsors an aggregate fee of one percent of the gross transaction value. The agreement also requires us and our parent to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in HM Holdings, our operations, and the services they provide to us and HM Holdings. The Management Agreement terminates on December 30, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations includes periods prior to the consummation of the Transactions, defined as the acquisition of Houghton Mifflin by HM Holdings, Inc. ("HM Holdings") on December 30, 2002, and the subsequent financing to complete the acquisition. Accordingly, the discussion and analysis of historical periods prior to January 1, 2003 does not reflect the significant impact that the Transactions have had and will have on Houghton Mifflin, including increased leverage and increased liquidity requirements and higher amortization and acquisition-related costs. You should read the following discussion of our financial condition and results of operations with "Selected Historical Consolidated Financial Data" and the unaudited historical consolidated financial statements and related notes included elsewhere in this report. In this section, references to "we," "our," "us," and "Houghton Mifflin" refer to Houghton Mifflin Company and its consolidated subsidiaries, unless the context otherwise requires.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report includes forward-looking statements that reflect Houghton Mifflin's current views about future events and financial performance. Words such as "estimates," "expects," "anticipates," "projects," "plans," "intends," "believes," "forecasts," and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management's expectations, beliefs and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs, criterion-referenced testing, and the Iowa Tests of Basic Skills; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and our share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those that could adversely affect cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly-published titles and new electronic products; (x) the ability of Riverside and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the success of Riverside's entry into the scoring business and the criterion-referenced testing business;
(xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that our well-known authors will depart and write for our competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company's filings with the SEC.

COMPANY OVERVIEW

         We derive approximately 85% of our revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in late August and early September. Thus, our second quarter net sales represent almost 75% of June year-to-date sales, making second-quarter results material to our first half of the year's performance. Also, we realize approximately 50% of annual net sales in the third quarter, making the second and third quarters material to the entire year's performance.

         Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on Houghton Mifflin's year-to-year revenues. Although the loss of a single customer or a few customers would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year revenue performance.

ACQUISITIONS AND DISPOSITIONS

HM Holdings

         On December 30, 2002, we were acquired by, and subsequently merged with, Versailles Acquisition Corporation, a wholly owned subsidiary of HM Holdings, a company beneficially owned by Thomas H. Lee Partners, L.P. and its affiliates, Bain Capital, LLC and its affiliates, and The Blackstone Group and its affiliates (together, the "Sponsors"). HM Holdings acquired all of our share capital from Vivendi Universal, S.A. ("Vivendi"). The total cost of this acquisition (the "Acquisition") was $1.65 billion, including estimated transaction fees and expenses and $375.4 million of assumed indebtedness.

         As a result of the Acquisition, our assets and liabilities were adjusted to their fair value as of December 30, 2002. These adjustments included $588.3 million allocated to goodwill, $679.1 million allocated to publishing rights (with an estimated life of 18 years), $290.2 million to trademarks and trade names (with an indefinite life), $5.2 million to customer-related intangibles (with an estimated life of 12 years), $9.9 million step-up to the fair value of our inventory, and $15.6 million step-down to the fair value of the assumed debt at the Acquisition date. In conjunction with this assessment, we included $88.7 million of existing pre-publication costs in the fair value of publishing rights.

         We have entered into retention agreements with key employees that expire on or before June 30, 2004 that total approximately $30 million, which will be expensed over the vesting period. We have also significantly increased our aggregate borrowings in connection with new financing arrangements entered into to complete the Transactions. As a result, our interest expense will be significantly higher in periods following the Transactions, our cost of sales will be temporarily increased in 2003 due to the amortization of inventory fair value step-up from purchase accounting, and selling and administrative expenses will increase in 2003 and 2004 due to the expensing of the retention agreements.

         HM Holdings committed to a formal plan, which we approved, to restructure our operations. We included costs related to this plan of $22.7 million in the allocation of the purchase price.

         During the period that it owned us, Vivendi provided marketing, finance, tax, administrative, and other services. In 2002, for those services, Vivendi charged us a management fee totaling $6.0 million. This fee arrangement was terminated concurrent with the Acquisition. As a result of the Acquisition, we are an independent entity, which we believe will result in additional selling and administrative expenses of approximately $3 million per year, and we will also be charged a management fee of $5.0 million per year by the Sponsors. We may also incur transition costs to re-establish ourselves as an independent company. Accordingly, the results described and analyzed in the following discussion may not necessarily be indicative of our future results.

Vivendi Universal, S.A.

         On July 7, 2001, an indirect wholly owned subsidiary of Vivendi acquired 100% of our common stock for $2.35 billion, including the assumption of $613.7 million of debt (the "Vivendi Purchase"). We accounted for the Vivendi Purchase using purchase accounting in our consolidated financial statements. Prior to the Vivendi Purchase Houghton Mifflin was a public company.

         At the time of the Vivendi Purchase, we adjusted our assets and liabilities to their fair market values. These adjustments included $706.0 million allocated to the fair value of our publishing rights (with an estimated life of 30 years), $301.0 million to trademarks and trade names (with an indefinite life), $6.4 million to the fair value of our leases (with an estimated average life of approximately six years), $26.4 million step-up to the fair value of our inventory, and $7.3 million step-up to the fair value of the debt at the acquisition date. In conjunction with this assessment, we included $143.6 million of existing pre-publication costs in the fair value of publishing rights. Vivendi also committed to a formal plan to restructure our operations. We included costs related to this plan of $53.6 million in the allocation of the acquisition price. Results from operations and cash flows for 2002 were impacted by the amortization expense and cash payments arising from these adjustments.

OTHER ACQUISITIONS AND DISPOSITIONS

         On March 31, 2003, we entered into a stock purchase agreement with Prime Entertainment, Inc. to sell all of the outstanding shares of Curriculum Advantage, Inc. ("Curriculum Advantage") for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The assets and liabilities and results from operations and from cash flows of Curriculum Advantage are reflected as discontinued operations in our accompanying unaudited consolidated financial statements.

         Subsequent to the Acquisition, we acquired from Vivendi all of the outstanding stock of Kingfisher Publications plc ("Kingfisher") for $3.9 million. Kingfisher is a U.K.-based company that publishes children's fiction and non-fiction titles and reference materials for the trade market worldwide. We accounted for this purchase in our consolidated financial statements and the results of operations are included for periods subsequent to the acquisition date. As such, we adjusted our assets and liabilities to fair value including an increase of $6.4 million in the value of publishing rights (with an estimated life of 18 years).

         In October 2002, we sold Sunburst Technology Corporation ("Sunburst") to Educational Technologies LLC for $22.8 million, subject to post-closing price adjustments. The assets and liabilities and results from operations and from cash flows of Sunburst are reflected as discontinued operations in our accompanying unaudited consolidated financial statements for the three and six months ended June 30, 2002.

BUSINESS SEGMENTS

         Houghton Mifflin's principal business is publishing, and our operations are classified into four operating segments.

K-12 Publishing

         Our K-12 Publishing segment develops and markets for the pre-kindergarten through grade twelve ("K-12") market comprehensive educational programs and assessments targeted to the more than 53 million students in over 115,000 elementary and secondary schools in the United States, principally in the core academic subjects. Our products and services include textbooks, workbooks, supplemental materials, technology-based products, teaching guides and other resources, and provide teacher training, as part of a full-service offering to schools, educators, and students. In addition, through Riverside, our K-12 Publishing segment offers a wide range of educational, cognitive, and developmental standardized testing products in print, CD-ROM, and online formats, targeting the educational and clinical assessment markets.

         In the educational publishing industry, materials are often described as "basal" or "supplemental." Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and are the primary source of classroom instruction. Supplemental materials provide focused information about a topic, or practice in a particular skill, but not the comprehensive system of materials offered in a basal program. These materials are used both as alternatives and as supplements to core basal textbooks, enabling local educators to tailor standard programs to the specific needs of their students cost-effectively.

         The process by which public elementary and secondary schools select and purchase new instructional materials is referred to as the "adoption" process. The terms "adopt" and "adoption" are often used to describe the overall process of a state governing body's official approval of instructional programs and materials for selection and purchase by that state's school districts, as well as an individual school or school district's selection and purchase of instructional materials.

         Twenty states approve instructional programs and materials on a statewide basis for a particular subject ("adoption states"). These states represent approximately one-half of the U.S. elementary and secondary school-age population. The selections typically occur every five to seven years according to a schedule publicized many years in advance. The funding for the purchase of the materials in an adoption state is approved at the state level and is appropriated by subject. Typically, a school or school district within an adoption state may use state funding to purchase instructional materials only from the list of programs that have been adopted by the particular state's governing body. After the state entities have adopted instructional materials, individual schools or school districts later decide the quantity and timing of their purchases. In the other states, referred to as "open states" or "open territories," each individual school or school district can purchase materials without restrictions.

         In general, Houghton Mifflin presents products to schools and teachers by sending samples to teachers in a school market which is considering a purchase. Sending sample copies is an essential part of marketing instructional materials. Since any educational program may have many individual components, and samples are widely distributed, the cost of sampling a new program can be substantial. In addition, once a program is purchased, we may provide a variety of ancillary materials to purchasers at no cost. We also conduct training sessions within a school district that has purchased our materials to help teachers learn to use our products effectively. These materials and services, usually called "implementation" and "in-service" training, are a cost of doing business.

College Publishing

         Our College Publishing segment publishes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, teacher materials, and other materials, primarily for introductory college-level courses. We target the more than 15 million students in over 4,000 institutions in the post-secondary higher education market. We concentrate on the largest introductory college courses in core disciplines such as mathematics, chemistry, history, psychology, modern languages, accounting, business, and remedial studies, although some recent growth has come from new publications for upper-level courses. Our library of titles for introductory college courses enables us to generate significant sales in the high school advanced placement market.

Trade and Reference Publishing

         The Trade and Reference Publishing segment consists of the Trade and Reference division, a publisher of fiction and non-fiction books for adults and children, dictionaries and other reference materials, and Kingfisher, a U.K.-based publisher of childrens' fiction and non-fiction titles and reference materials for the trade market worldwide.

Other

         Promissor is a developer and provider of testing services and products for professional certification and licensure. In addition, this segment includes unallocated corporate items. Generally, the professional assessment market has a highly fragmented customer base with numerous niche participants competing in various segments. Regulatory and professional associations typically select vendors based on detailed responses to extensive requests for proposals.

RECENT ACCOUNTING PRONOUNCEMENTS

         In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our results of operations or financial condition.

         In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21 ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting;
(b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company is currently reviewing the impact of EITF 00-21.

         On January 17, 2003, the FASB issued FIN 46, "Consolidation of
Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN 46 on July 1, 2003 is not expected to have any significant impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. ("SFAS") 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 prohibits entities from restating financial statements for earlier years presented. SFAS 150 will become effective for Houghton Mifflin at the beginning of the third quarter of 2003. The Company does not currently have financial instruments with the characteristics of liabilities and equity. Accordingly, the implementation of SFAS 150 will not have any impact on our consolidated financial statements based upon the Company's current position.

RESTRUCTURING

The following table sets forth the activity in restructuring reserves in the six months ended June 30, 2003.

                                                                         WORK-FORCE
                                                         FACILITIES       RELATED          OTHER           TOTAL
                                                        ------------    ------------    ------------    ------------
Balance as of December 31, 2002                         $      3,520    $     16,754    $      2,389    $     22,663
    Utilization                                                 (229)         (3,731)           (591)         (4,551)
                                                        ------------    ------------    ------------    ------------
Balance as of June 30, 2003                             $      3,291    $     13,023    $      1,798    $     18,112
                                                        ============    ============    ============    ============

Of the approximate 460 employees affected by the restructuring actions identified as part of the acquisition of the Company, 248 employees have been involuntarily terminated as of June 30, 2003. We expect to substantially complete our restructuring activities by June 30, 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations extending beyond that date.

RESULTS OF OPERATIONS

The following tables set forth information regarding our Net sales, Operating income (loss), and other information from our unaudited consolidated statements of operations.

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                    JUNE 30,
                                                                        --------                    --------
                                                                   2003          2002          2003          2002
                                                                   ----          ----          ----          ----
                                                                (successor   (predecessor   (successor   (predecessor
                                                                   basis)        basis)       basis)        basis)
                                                                              (DOLLARS IN MILLIONS)
                                                                              ---------------------
Net sales:
  K-12 Publishing ..........................................    $    280.3    $    231.0    $    349.9    $    286.5
  College Publishing .......................................          32.9          30.6          53.9          51.0
  Trade and Reference Publishing ...........................          30.2          27.7          57.2          63.1
  Other ....................................................          17.9          20.0          33.1          33.7
                                                                ----------    ----------    ----------    ----------
Total net sales ............................................         361.3         309.3         494.1         434.3
  Cost of sales excluding pre-publication and publishing
    rights amortization ....................................         142.3         123.1         220.5         193.3
  Pre-publication and publishing rights amortization .......          41.1          38.3          77.9          70.3
                                                                ----------    ----------    ----------    ----------
  Cost of sales ............................................         183.4         161.4         298.5         263.7
  Selling and administrative ...............................         140.0         121.2         261.4         227.8
  Intangible asset amortization ............................           0.2             -           0.5           0.8
                                                                ----------    ----------    ----------    ----------
Operating income (loss) ....................................          37.6          26.6         (66.2)        (57.9)
  Net interest expense .....................................         (28.8)        (12.8)        (56.6)        (20.6)
  Debt extinguishment costs ................................             -             -         (48.4)            -
  Other income (loss)
Income tax provision (benefit) .............................           3.3           5.9         (63.0)        (32.9)
                                                                ----------    ----------    ----------    ----------
Income (loss) from continuing operations ...................           5.6           7.9        (108.2)        (45.6)
Income (loss) from discontinued operations, net of tax .....             -           1.2          (1.2)          1.6
Preferred stock dividend and redemption costs, net of tax ..             -          (1.0)            -          (2.0)
                                                                ----------    ----------    ----------    ----------

Net income (loss) available to common shareholders .........    $      5.6    $      8.1    $   (109.4)   $    (46.0)
                                                                ==========    ==========    ==========    ==========

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                                      --------                     --------
                                                                 2003          2002           2003          2002
                                                                 ----          ----           ----          ----
                                                              (successor   (predecessor    (successor   (predecessor
                                                                 basis)        basis)        basis)        basis)
                                                                 ------        ------        ------        ------
                                                                        (AS A PERCENTAGE OF NET SALES)
Net sales ..................................................     100.0%        100.0%         100.0%       100.0%
  Cost of sales excluding pre-publication and publishing
    rights amortization ....................................      39.4          39.8           44.6         44.5
  Pre-publication and publishing rights amortization .......      11.4          12.4           15.8         16.2
                                                                 -----         -----          -----        -----
  Cost of sales ............................................      50.8          52.2           60.4         60.7
  Selling and administrative ...............................      38.8          39.2           52.9         52.4
  Intangible asset amortization ............................         -             -            0.1          0.2
                                                                 -----         -----          -----        -----
Operating income (loss) ....................................      10.4           8.6          (13.4)       (13.3)
  Net interest income (expense) ............................      (8.0)         (4.1)         (11.4)        (4.7)
  Debt extinguishment costs ................................         -             -           (9.8)           -
  Other income (loss) ......................................         -             -              -            -
Income tax provision (benefit) .............................       0.9           1.9          (12.7)        (7.5)
                                                                 -----         -----          -----        -----
Income (loss) from continuing operations ...................       1.5           2.6          (21.9)       (10.5)
Income (loss) from discontinued operations, net of tax .....       0.0           0.3           (0.2)         0.4
Preferred stock dividend and redemption costs, net of tax ..        --          (0.3)            --         (0.5)
                                                                 -----         -----          -----        -----
Net income (loss) ..........................................       1.5%          2.6%         (22.1)%      (10.6)%
                                                                 =====         =====          =====        =====

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Sales

         Net sales for the quarter ended June 30, 2003 increased $52.0 million, or 16.8%, to $361.3 million from $309.3 million in the second quarter of 2002.

         K-12 Publishing. The K-12 Publishing segment's net sales in the second quarter of 2003 increased $49.3 million, or 21.3%, to $280.3 million from net sales of $231.0 million in the second quarter of 2002. The increase in net sales was due in part to an increase in market share and greater sales opportunities to date in the second year of the California reading adoption of $17.5 million. We also benefited from the secondary school social studies and literature adoptions in other states, and higher testing net sales of $6.1 million due to the launch of a new version of the Stanford-Binet Intelligence Scales Test and increased sales from criterion-referenced test contracts.

         College Publishing. The College Publishing segment's net sales in the second quarter of 2003 rose $2.3 million, or 7.5%, to $32.9 million from $30.6 million in the second quarter of 2002. The net sales increase reflected continuing growth in market share and the success of new textbook titles.

         Trade and Reference Publishing. The Trade and Reference Publishing segment's net sales in the second quarter of 2003 increased $2.5 million, or 9.1%, to $30.2 million from $27.7 million in the second quarter of 2002. The increase was mainly due to results from Kingfisher, which was acquired on December 30, 2002 and contributed $4.2 million. The increase was partially offset by lower children's book sales.

         Other. The Other segment's net sales in the second quarter of 2003 decreased $2.1 million, or 10.2%, to $17.9 million from $20.0 million in the second quarter of 2002. The decrease was due mainly to lower sales from Promissor, our professional testing subsidiary, which reported lower test volumes mostly due to timing of testing and licensing services, as a number of customers completed their activities in the first quarter of 2003.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

         Cost of sales excluding pre-publication and publishing rights amortization in the second quarter of 2003 increased $19.2 million, or 15.6%, to $142.3 million from $123.1 million in the second quarter of 2002. The increased cost of sales was due to higher manufacturing costs and higher implementation costs. The higher manufacturing costs of $10.3 million were due to the higher sales as well as a higher inventory step-up charge of $3.1 million as a result of the Acquisition. The higher implementation costs of $5.7 million were due to increased sales as well as higher implementation rates in certain state adoptions. Cost of sales decreased as a percentage of net sales to 39.4% in the second quarter of 2003 from 39.8% in the second quarter of 2002. The decrease in cost of sales as a percentage of net sales was primarily due to higher sales and lower unit manufacturing costs resulting from our successful negotiations with vendors to bring down the costs of printing and paper.

Pre-publication and Publishing Rights Amortization

         Pre-publication and publishing rights amortization in the second quarter of 2003 increased $2.8 million, or 7.4%, to $41.1 million from $38.3 million in the second quarter of 2002. The increase was primarily the result of the Acquisition. As a result of the related purchase price study, the publishing rights amortization increased to $36.3 million in the second quarter of 2003 compared to $30.3 million in the second quarter of 2002. Overall, due to increased net sales, pre-publication and publishing rights amortization decreased as a percentage of net sales to 11.4% in the second quarter of 2003 from 12.4% in the second quarter of 2002.

Selling and Administrative

         Selling and administrative expenses in the second quarter of 2003 increased $18.8 million, or 15.5%, to $140.0 million from $121.2 million in the second quarter of 2002. Higher selling and administrative expenses were due mainly to the incremental costs for retention agreements with key employees of $7.1 million, severance costs of $3.2 million, the acquisition of Kingfisher, which increased selling and administrative by $1.5 million, stand-alone costs of $0.8 million, and higher employee benefit costs.

Operating Income

         Operating income for the three months ended June 30, 2003 increased $11.0 million, or 41.4%, to $37.6 million from $26.6 million for the same period in 2002.

         K-12 Publishing. The K-12 Publishing segment's operating income in the second quarter of 2003 increased $21.8 million, or 67.6%, to $54.1 million from $32.3 million in the second quarter of 2002. The increase in the operating income was mainly due to higher net sales and lower manufacturing costs as a percent of sales, partially offset by higher implementation costs, higher inventory step-up amortization, and the incremental cost of retention agreements with key employees.

         College Publishing. The College Publishing segment's operating loss in the second quarter of 2003 increased $7.6 million, or 112.8%, to $14.4 million from $6.8 million in the same period for 2002. The increase in the operating loss was primarily due to the employee retention charge, higher publishing rights amortization, and higher depreciation expense for technology initiatives in digitizing our content.

         Trade and Reference Publishing. The Trade and Reference Publishing segment's operating loss in the second quarter of 2003 decreased $0.2 million, or 9.3%, to a loss of $1.9 million from a loss of $2.1 million in the same period for 2002. The lower operating loss was due to higher net sales, partially offset by higher employee retention charges and increased royalty costs.

         Other. The Other segment's operating loss in the second quarter of 2003 was $0.1 million compared to operating income of $3.2 million in the second quarter of 2002. The decrease in operating results was primarily due to the lower sales and higher employee retention charges and higher depreciation due to the fair valuing of assets related to the Acquisition.

Net Interest Expense

         Net interest expense in the second quarter of 2003 increased $16.0 million, or 125.3%, to $28.8 million from $12.8 million in the second quarter of 2002. This increase reflected higher borrowings and interest rates during the second quarter of 2003 due to debt incurred to fund the Acquisition.

Income Taxes

         The income tax provision in the second quarter of 2003 decreased $2.6 million, or 44.7%, to $3.3 million from $5.9 million in the second quarter of 2002. This decrease was due to the lower operating income and a decrease in the effective tax rate to 36.8% in the second quarter of 2003 from 42.0% in the second quarter of 2002. The decrease in the effective tax rate was due to a higher percentage of non-deductible expenses in 2003.

Discontinued Operations

         Discontinued operations for the second quarter of 2002 was income of $1.2 million, reflecting the results of Curriculum Advantage, which was sold in April 2003, and Sunburst, which was sold in October 2002.

Preferred Stock Dividend and Redemption Costs

         The preferred shares of a subsidiary were auctioned and redeemed on December 30, 2002. There were no preferred stock dividends during the second quarter of 2003 and $1.0 million of dividends for the second quarter of 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         We derive almost 85% of annual net sales from educational publishing in the K-12 and College segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in late August and early September. Thus, our second quarter net sales represent almost three quarters of year-to-date sales, making second-quarter results material to our six month performance.

Net Sales

         Net sales for the six months ended June 30, 2003 increased $59.8 million, or 13.8%, to $494.1 million from $434.3 million in the same period for 2002.

         K-12 Publishing. The K-12 Publishing segment's net sales for the six months ended June 30, 2003 increased $63.4 million, or 22.1%, to $349.9 million from $286.5 million in the same period for 2002. The increase in net sales was due to an increase in market share and greater sales opportunities to date in the second year of the California reading adoption of $24.1 million. We also benefited from the secondary school social studies and literature adoptions in other states, and higher testing net sales of $12.0 million due to the launch of a new version of the Stanford-Binet Intelligence Scales Test and increased sales from criterion-referenced test contracts.

         College Publishing. The College Publishing segment's net sales for the six months ended June 30, 2003 increased $2.9 million, or 5.8%, to $53.9 million from $51.0 million in the same period for 2002. The net sales increase reflected continuing growth in market share and the success of new textbook titles.

         Trade and Reference Publishing. The Trade and Reference Publishing segment's net sales for the six months ended June 30, 2003 decreased $5.9 million, or 9.4%, to $57.2 million from $63.1 million in the same period for 2002. The decrease was mainly due to lower demand for J.R.R. Tolkien products and lower children's book sales. These decreases were offset by increased sales due to results from Kingfisher, which was acquired on December 30, 2002 and contributed net sales of $7.5 million.

         Other. The Other segment's net sales for the six months ended June 30, 2003 decreased $0.6 million, or 1.8%, to $33.2 million from $33.8 million in the same period for 2002.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

         Cost of sales excluding pre-publication and publishing rights amortization for the six months ended June 30, 2003 increased $27.2 million, or 14.1%, to $220.5 million from $193.3 million for the same period in 2002. The increased cost of sales was due to higher manufacturing costs, higher implementation costs, and increased editorial expenses. The higher manufacturing costs of $13.6 million were primarily due to the higher sales as well as a higher inventory step-up charge of $4.0 million as a result of the Acquisition. The higher implementation costs of $6.2 million were due to increased sales as well as higher implementation rates in certain state adoptions. Increased editorial expenses of $6.7 million was incurred for new program development and product revisions in preparation for sales opportunities in 2004 and beyond. Cost of sales increased as a percentage of net sales to 44.6% in the six months ended June 30, 2003 from 44.5% in the same period in 2002. The slight increase in cost of sales as a percentage of net sales was due to higher editorial expenses, higher implementation costs, and inventory step-up charge offset by lower unit manufacturing costs. The lower unit manufacturing costs as a percentage of net sales was due to our successful negotiations with vendors to bring down the costs of printing and paper.

Pre-publication and Publishing Rights Amortization

         Pre-publication and publishing rights amortization for the six months ended June 30, 2003 increased $7.6 million, or 10.8%, to $77.9 million from $70.3 million during the same period for 2002. This increase was primarily due to having higher publishing rights amortization during 2003 compared to the six months ended 2002 as a result of an increase in the fair value of the publishing rights due to the Acquisition. As a percentage of net sales, pre-publication and publishing rights amortization decreased to 15.8% in 2003 from 16.2% in 2002 due to increased net sales.

Selling and Administrative

         Selling and administrative expenses for the six months ended June 30, 2003 increased $33.6 million, or 14.7%, to $261.4 million from $227.8 million during the same period for 2002. As a percentage of net sales, selling and administrative expenses increased to 52.9% for the six month period ended June 30, 2003 compared to 52.4% for the same period in 2002. Higher selling and administrative expenses were due mainly to the incremental costs for retention agreements with key employees of $18.5 million, severance costs of $3.2 million, the acquisition of Kingfisher, which increased selling and administrative by $2.6 million, stand-alone costs of $1.2 million and higher employee benefit costs.

Intangible Asset Amortization

         Intangible asset amortization for the six months ended June 30, 2003 decreased $0.3 million, or 36.4%, to $0.5 million from $0.8 million during the same period for 2002. The decrease in intangible asset amortization was due to the Acquisition. As a result, intangible assets amortization as a percentage of net sales decreased to 0.1% for the six month period ended June 30, 2003 from 0.2% for the comparable period in 2002.

Operating Loss

         Operating loss for the six months ended June 30, 2003 increased $8.3 million to $66.2 million from $57.9 million during the same period for 2002.

         K-12 Publishing. The K-12 Publishing segment's operating loss for the six months ended June 30, 2003 decreased $14.9 million to $22.9 million from a loss of $37.8 million for the same period in 2002. The decrease in the operating loss was mainly due to higher net sales and lower manufacturing costs as a percentage of net sales, partially offset by higher implementation costs, higher inventory step-up amortization, and the incremental cost of retention agreements with key employees.

         College Publishing. The College Publishing segment's operating loss for the six months ended June 30, 2003 increased $17.7 million to $37.1 million from $19.4 million in the same period for 2002. The increase in the operating loss was primarily due to the employee retention charge, higher publishing rights amortization, and higher depreciation expense for technology initiatives in digitizing our content.

         Trade and Reference Publishing. The Trade and Reference Publishing segment's operating loss for the six months ended June 30, 2003 increased $2.8 million to a loss of $3.4 million from a loss of $0.6 million in the same period for 2002. The increase in the operating loss was due to lower sales and the employee retention charge.

         Other. The Other segment's operating loss for the period ended June 30, 2003 increased by $2.7 million to a loss of $2.8 million from a loss of $0.1 million in the same period for 2002. The increase in the operating loss was due to the employee retention charge.

Net Interest Expense

         Net interest expense for the six months ended June 30, 2003 increased $36.0 million, or 175.0%, to $56.6 million from $20.6 million in the same period for 2002. The overall increase in net interest expense was due to higher interest rates and increased level of debt as a result of the Acquisition.

Debt Extinguishment Charge

         In the first quarter of 2003, we recorded a $48.4 million debt extinguishment charge related to the tendering of the 2004 Senior Notes and 2006 Senior Notes and the repayment of the $500.0 million senior subordinated bridge loan facility and the $275.0 million senior term loan under the senior credit facility to finance the Acquisition.

Income Taxes

         The income tax benefit for the six months ended June 30, 2003 increased $30.1 million, or 91.4%, to $63.0 million from $32.9 million in the same period for 2002. The increase in the income tax provision was primarily due to the higher operating loss partially offset by a decrease in the effective tax rate to 36.8% in the first six months of 2003 from 41.9% in the first six months of 2002.

Discontinued Operations

         Discontinued operations for the six months ended June 30, 2003 was a loss of $1.2 million compared to income of $1.6 million for the comparable period in 2002. The results of Curriculum Advantage, which was sold on April 1, 2003, are presented in discontinued operations for the six months ended June 30, 2003 and the results of Curriculum Advantage and Sunburst, which was sold in October 2002, are presented in discontinued operations for the comparable period in 2002.

Preferred Stock Dividend and Redemption Costs

         The preferred stock shares of a subsidiary were auctioned and redeemed on December 30, 2002. There were no preferred stock dividends during the six months ended June 30, 2003 and $2.0 million of dividends for the period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We derive approximately 85% of annual net sales from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. We realize approximately 50% of net sales in the third quarter. This sales seasonality affects our operating cash flow. We normally incur a net cash deficit from all of our activities through the middle of the third quarter of the year. We intend to fund the deficit through the drawdown of cash and marketable securities, supplemented by borrowings under our revolving senior credit facility in 2003.

         During the six months ended June 30, 2003, we used $54.0 million of cash, as well as $149.8 million of net borrowings, to cover our seasonal operating loss and working capital needs and to fund pre-publication and capital investments. During the six months of 2002, we used $1.7 million of cash and $156.5 million of net borrowings to cover our seasonal working capital needs and to fund pre-publication and capital investments.

         Net cash used in operating activities was $123.3 million in the first six months of 2003, a $34.1 million increase from the $89.2 million of cash used in operating activities during the first six months of 2002. Net operating results from continuing operations excluding depreciation, amortization, and deferred financing amortization and extinguishment decreased by $19.3 million primarily due to increased costs from retention agreements for key employees, higher severance costs, higher interest expense, and debt extinguishment costs, partially offset by higher sales. Changes in operating assets and liabilities used $16.2 million more cash during the six months ended June 30, 2003 than in the same period in 2002 mainly due to the tax refund received in 2002.

         Cash required for investing activities was $68.4 million for the six months ended June 30, 2003, an increase of $5.2 million from the $63.2 million used in the same period in 2002. Higher pre-publication expenditures due to increased investment in new products for sales opportunities in 2004 and beyond were partially offset by lower property, plant, and equipment spending due to lower spending on our new test center operations.

         Net proceeds from financing activities decreased by $13.0 million for the period ended June 30, 2003 compared to the same period in 2002. Our net borrowings decreased by $6.7 million in the first six months of 2003 as compared to the same period in 2002. In the first six months of 2003, we issued $600 million of 8-year notes and $400 million of 10-year notes. The net proceeds were used to repay the $500 million subordinated bridge loan facility, plus accrued interest, the $275 million senior term loan under the senior credit facility, plus accrued interest, and $124.96 million of the $125 million 2006 Senior Notes, plus accrued interest and consent fees. We additionally borrowed $73.0 million under our $325 million revolving senior credit facility.

         Our primary source of liquidity will continue to be cash flow generated from operations. We will also have available funds under our $325.0 million revolving senior credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, pre-publication expenditures, capital expenditures, and working capital.

         In connection with the Acquisition, we have incurred substantial amounts of debt. Interest payments on this indebtedness have significantly increased our funding requirements. On January 3, 2003, we purchased $99.2 million of $100.0 million of our 2004 Senior Notes. We borrowed an additional $100 million pursuant to our senior term loan under our senior credit facility to finance this purchase. On January 30, 2003, we issued $600.0 million 8.250% senior notes that mature on February 1, 2011. We also issued $400 million 9.875% senior subordinated notes that mature on February 1, 2013. The senior subordinated notes were priced at 99.22% of principal amount to yield an effective interest rate of 10.0%. The net proceeds from these notes were approximately $950.9 million. The net proceeds from these two financings were used to repay the $500.0 million senior subordinated bridge loan facility in full and the $275.0 million senior term loan under the senior credit facility. On February 13, 2003, we repurchased $124.96 million of the 2006 Senior Notes using the proceeds from the notes issued on January 30, 2003.

         As of June 30, 2003, we had total funded debt of approximately $1,207.5 million, including $73 million of short term borrowings under our revolving senior credit facility. Subject to restrictions in our revolving senior credit facility and the indentures governing the notes, we may incur additional indebtedness for capital expenditures, acquisitions, and for other purposes.

         We are involved in ordinary and routine litigation and matters incidental to our business. There are no such matters pending that we expect to be material in relation to our financial condition, results of operations, or cash flows.

         We believe that based on current and anticipated levels of operating performance and conditions in our industries and markets, cash flow from operations, together with availability under the revolving senior credit facility, will be adequate for the foreseeable future to make required payments of interest on our debt, including the notes, and fund our working capital and capital expenditure requirements. Any future acquisitions, partnerships, or similar transactions may require additional capital, and there can be no assurance that this capital will be available to us.

RISK FACTORS

         You should carefully consider the risk factors set forth in our Safe Harbor Statement contained previously within this document as well as the other factors detailed from time to time in the Company's filings with the SEC. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks as part of our on-going business operations. Our primary exposure following consummation of the Transactions includes changes in interest rates as borrowings under our senior credit facility will bear interest at floating rates based on the London InterBank Offered Rate ("LIBOR") or prime rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. Up to $325.0 million of floating-rate borrowings are available under the revolving senior credit facility. Interest paid on borrowings under the revolving senior credit facility, in the six months ended June 30, 2003, totaled $0.7 million. At June 30, 2003, there was $73.0 million in short term borrowings outstanding under the revolving senior credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy we will not enter into derivative or other financial investments for trading or speculative purposes. We do not have any speculative or leveraged derivative transactions. Most of our sales are denominated in U.S. dollars; thus our financial results are not subject to any material foreign currency exchange risks.

         We do not have any off-balance-sheet financial instruments and we are not party to any off-balance-sheet transactions.

ITEM 4. CONTROLS AND PROCEDURES

         a. During the period covered by this report, the Registrant's interim Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation such officers concluded that, as of the end of the period, our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis. The Company's management, including the CEO and CFO, recognizes that our disclosure controls and our internal controls cannot prevent all errors or all attempts at fraud. Any controls system, no matter how well crafted and operated, can only provide reasonable, and not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints that affect the operation of any such system and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation or implementation of a control system can provide complete assurance that all control issues and all possible instances of fraud have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

         b. There have been no significant changes in the Registrant's internal controls or in other factors that have materially affected or is reasonably likely to materially affect the Registrant's internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

         EXHIBIT
         NUMBER   DESCRIPTION
         -------  -----------
         10.1     Severance Agreement of Mr. Hans Gieskes

         31.1     Certification by Sylvia Meyater pursuant to Rule 13a-14(a) and
                  15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2     Certification by David R. Caron pursuant to Rule 13a-14(a) and
                  15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1     Certification by Sylvia Metayer pursuant to Section 1350,
                  Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2     Certification by David R. Caron pursuant to Section 1350,
                  Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The following Current Report on Form 8-K was filed or furnished with the SEC:

         Current Report on Form 8-K dated August 5, 2003 which included a press release announcing the appointment of a new Chief Executive Officer and Registrant's results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly.

                                               HOUGHTON MIFFLIN COMPANY
                                               (Registrant)

Date: August 14, 2003                          /s/ David R. Caron
                                               -------------------------------
                                                   Chief Financial Officer