Form 10-Q
period 2003-09-30
HOUGHTON MIFFLIN CO
filed 2003-11-14
CIK 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

COMMISSION FILE NUMBER: 333-105746

HOUGHTON MIFFLIN COMPANY

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-1456030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

222 BERKELEY STREET

BOSTON, MASSACHUSETTS 02116

(Address of principal executive offices)

(617) 351-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of November 14, 2003 was 1,000 shares.

HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$81,560	$77,797
Marketable securities and time deposits available for sale	638	638
Accounts receivable, less allowance for bad debts and book returns of $39,503 at September 30, 2003 and $40,082 at December 31, 2002	356,574	180,359
Inventories	199,906	207,926
Deferred income taxes	53,170	57,390
Prepaid expenses and other current assets	8,364	12,236
Assets of discontinued operations	—	1,551

TOTAL CURRENT ASSETS	700,212	537,897

Property, plant, and equipment, net	111,833	117,806
Pre-publication costs, net	91,247	26,506
Royalty advances to authors, net	30,549	25,092
Goodwill	596,797	588,205
Other intangible assets, net	871,261	980,900
Other assets and long-term receivables	97,153	112,502
Assets of discontinued operations	—	882

TOTAL ASSETS	$2,499,052	$2,389,790

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$223	$317
Accounts payable	105,921	85,148
Due to parent	6,964	—
Royalties payable	54,386	58,816
Salaries, wages, and commissions	44,565	43,420
Accrued liabilities and other	68,230	52,748
Interest payable	15,999	7,848
Accrued restructuring	9,150	12,649
Liabilities of discontinued operations	—	1,620

TOTAL CURRENT LIABILITIES	305,438	262,566

Long-term debt	1,134,720	1,034,073
Accrued long-term royalties payable	3,717	3,650
Other long-term liabilities	18,614	17,924
Accrued long-term restructuring	6,055	10,015
Accrued pension benefits	71,172	86,245
Accrued postretirement benefits	53,803	52,724
Deferred income taxes	304,576	307,593

TOTAL LIABILITIES	1,898,095	1,774,790

COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)

STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1
Capital in excess of par value	614,999	614,999
Accumulated deficit	(14,375)	—
Other	332	—

TOTAL STOCKHOLDER’S EQUITY	600,957	615,000

	$2,499,052	$2,389,790

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS OF DOLLARS)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
NET SALES	$558,276	$558,995	$1,052,416	$993,319

COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	182,934	185,819	403,474	379,129
Pre-publication and publishing rights amortization	41,871	50,436	119,794	120,778

Cost of sales	224,805	236,255	523,268	499,907
Selling and administrative	153,886	149,849	415,267	377,644
Intangible asset amortization	250	392	748	1,175
Goodwill impairment	—	775,000	—	775,000

	378,941	1,161,496	939,283	1,653,726

OPERATING INCOME (LOSS)	179,335	(602,501)	113,133	(660,407)

OTHER EXPENSE
Net interest	(28,911)	(11,561)	(85,515)	(32,145)
Debt extinguishment costs	—	—	(48,427)	—
Other income (loss), net	(12)	1	6	1

	(28,923)	(11,560)	(133,936)	(32,144)

Income (loss) from continuing operations before income taxes	150,412	(614,061)	(20,803)	(692,551)
Income tax provision (benefit)	55,351	67,679	(7,649)	34,763

Income (loss) from continuing operations	95,061	(681,740)	(13,154)	(727,314)
Loss from discontinued operations, net of tax	—	(31,827)	(1,221)	(30,252)

NET INCOME (LOSS)	95,061	(713,567)	(14,375)	(757,566)

Preferred stock dividend, net of tax	—	(980)	—	(2,939)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER	$95,061	$(714,547)	$(14,375)	$(760,505)

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF DOLLARS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(successor basis)	(predecessor basis)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net loss from continuing operations	$(13,154)	$(727,314)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	144,435	142,449
Deferred financing amortization and extinguishment	35,795	—
Loss on fixed asset disposal	50	—
Goodwill impairment charge	—	775,000

Changes in operating assets and liabilities:
Accounts receivable	(175,199)	(155,513)
Inventories	8,257	(819)
Accounts payable	20,570	28,974
Royalties, net	(9,821)	(7,412)
Deferred and income taxes payable	(7,405)	38,677
Intercompany interest payable/receivable	—	13,777
Other, net	25,577	28,065

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	29,105	135,884
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	(1,247)	1,325

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,858	137,209

CASH FLOWS USED IN INVESTING ACTIVITIES

Pre-publication expenditures	(75,589)	(70,315)
Acquisition of publishing and technology assets, net of cash acquired	(79)	(8,855)
Property, plant, and equipment expenditures	(17,993)	(29,061)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(93,661)	(108,231)
NET CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES	250	(991)

NET CASH USED IN INVESTING ACTIVITIES	(93,411)	(109,222)

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(IN THOUSANDS OF DOLLARS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(successor basis)	(predecessor basis)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Transaction costs paid on behalf of parent	(7,151)	(16,442)
Repayment of short-term financing, net of financing costs	—	(1,132)
Proceeds from the issuance of long-term financing, net of financing costs	975,534	79
Repayment of long-term financing	(899,230)	—
Issuance of intercompany working capital	—	7,100
Dividends paid on preferred stock	—	(2,968)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	69,153	(13,363)
NET CASH USED IN DISCONTINUED FINANCING ACTIVITIES	—	(1,270)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	69,153	(14,633)

Increase in cash and cash equivalents	3,600	13,354
Effects of exchange rate changes on cash balances	163	—
Cash and cash equivalents at beginning of period	77,797	23,640

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,560	$36,994

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$4,054	$(26,833)
Interest paid	$70,413	$23,113

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(TABLES IN THOUSANDS)

(1) BASIS OF PRESENTATION

COMPANY

These unaudited consolidated financial statements represent the accounts of Houghton Mifflin Company and its subsidiaries (“Houghton Mifflin” or the “Company”). On December 30, 2002, Houghton Mifflin Holdings, Inc. (“HM Holdings”), a Delaware corporation, acquired all of the outstanding shares of Houghton Mifflin from Vivendi Communications North America, Inc. (“VCNA”), a wholly owned subsidiary of Vivendi Universal S.A. (“Vivendi”). Vivendi had acquired all of the outstanding shares of Houghton Mifflin through a tender offer on July 7, 2001. The unaudited consolidated financial statements present the Company for the period January 1, 2003 through September 30, 2003 (“successor basis” reflecting the HM Holdings ownership of Houghton Mifflin) and the period January 1, 2002 through September 30, 2002 (“predecessor basis” for the period of Vivendi’s ownership of Houghton Mifflin).

On September 12, 2003, HM Publishing Corp. (“HM Publishing”), a wholly owned subsidiary of HM Holdings, was incorporated. HM Holdings contributed its 100% equity in the Company to HM Publishing on September 17, 2003. HM Publishing has no other assets. As the Company and HM Publishing are entities under the common control of HM Holdings, the contribution has been accounted for in a manner similar to a pooling, and, accordingly, the historical consolidated financial statements of the Company have become the historical consolidated financial statements of HM Publishing.

The accompanying unaudited consolidated financial statements of Houghton Mifflin and its subsidiaries have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2002 included in the Company’s Registration Statement on Form S-4. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.

Results of the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimations in the determination of interim results.

Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2003 interim financial statements.

DISPOSALS

SUNBURST

On October 1, 2002, Houghton Mifflin disposed of Sunburst Technology Corporation (“Sunburst”) for $22.8 million in cash, adjusted for working capital, as defined in the sale agreement. This disposal resulted in an impairment charge of $31.9 million, including goodwill of $27.9 million and other intangible assets of $1.4 million, recorded in the third quarter of 2002. Sunburst focused on the development, marketing, and distribution of multimedia products sold primarily to the elementary and secondary school markets. The assets and liabilities, results from operations, and cash flows of Sunburst have been segregated and classified as discontinued operations in the accompanying financial statements.

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

CURRICULUM ADVANTAGE, INC.

On March 31, 2003, Houghton Mifflin entered into a Stock Purchase Agreement with Prime Entertainment, Inc. to sell 100% of the outstanding shares of Curriculum Advantage, Inc. for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The accompanying unaudited consolidated financial statements present Curriculum Advantage, Inc. in discontinued operations through closing on April 1, 2003 and reflect the cash proceeds received at closing as net cash provided by discontinued investing activities for the nine months ended September 30, 2003.

(2) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s results of operations or financial condition.

In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Effective July 1, 2003, the Company adopted EITF 00-21 which decreased net income by $4.2 million for the three month period ended September 30, 2003.

On January 17, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN 46 for the reporting period ended December 31, 2003 will not have an impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 prohibits entities from restating financial statements for earlier years presented. SFAS 150 became effective for Houghton Mifflin at the beginning of the third quarter of 2003. The Company does not currently have financial instruments with the characteristics of liabilities and

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

equity. Accordingly, the implementation of SFAS 150 did not have an impact on the Company’s consolidated financial statements.

In July 2003, the EITF issued EITF 03-04, “Accounting for “Cash Balance” Pension Plans.” EITF 03-04 deals with so-called hybrid pension plans whose arrangements typically describe the pension benefit by reference to an account balance rather than a monthly annuity at retirement. Cash balance plans often communicate to employees a pension benefit in the form of a current balance based on current and past principal credits, and interest credits over time based on those principal credits. The EITF determined that cash balance plans meeting its criteria should be considered defined benefit plans for purposes of applying SFAS No. 87 “Employers’ Accounting for Pensions,” and that use of a projected unit credit method is neither required nor appropriate for purposes of measuring the benefit obligation and annual cost of benefits earned under SFAS No. 87. The appropriate cost attribution approach, therefore, is the traditional unit credit method. The effect of remeasuring pension obligations using the guidance in this consensus should be calculated as of the plan’s next measurement date after May 28, 2003 and any difference in the measurement of the obligation as a result of applying the consensus reported as a component of actuarial gains and losses. We are reviewing the impact of this issue and will apply these provisions on the annual remeasurement of our pension obligations at September 30, 2003.

(3) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s identifiable intangible assets are as follows:

	SEPTEMBER 30, 2003		DECEMBER 31, 2002
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Publication rights	$685,500	$108,891	$685,500	$—
Trademarks and trade names	290,200	N/A	290,200	N/A
Customer relationships	5,200	748	5,200	—

	$980,900	$109,639	$980,900	$—

The Company recorded amortization expense for its amortizable intangible assets of $36.6 million and $30.7 million for the three months ended September 30, 2003 and 2002, respectively, and $109.6 million and $92.0 million for the nine months ended September 30, 2003 and 2002, respectively. Estimated amortization expense related to the Company’s intangible assets, excluding the $109.6 million amortization recorded through September 30, 2003, is as follows:

Year ended December 31,
2003	$36,546
2004	$126,230
2005	$97,370
2006	$77,198
2007	$60,578
Thereafter	$183,138

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

The changes in the carrying amount of goodwill for each of the Company’s reporting segments for the nine months ended September 30, 2003 were:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	TOTAL
Balance at December 31, 2002	$405,877	$140,876	$2,717	$38,735	$588,205
Purchase accounting adjustments on prior period acquisitions	5,882	2,028	132	550	8,592

Balance at September 30, 2003	$411,759	$142,904	$2,849	$39,285	$596,797

Adjustments in the nine months ended September 30, 2003 were for fair value adjustments and professional fees paid related to the HM Holdings and Kingfisher acquisitions. The Company expects to complete its purchase price allocations associated with the HM Holdings and Kingfisher acquisitions in the fourth quarter of 2003.

(4) INVENTORY

Inventories are comprised of the following:

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
Finished goods	$184,293	$193,834
Work-in-progress	10,109	7,519
Raw materials	5,504	6,573

	$199,906	$207,926

(5) DEBT AND BORROWING AGREEMENTS

On January 3, 2003, Houghton Mifflin purchased $99.2 million of the $100.0 million 7.125% notes due April 1, 2004 (“2004 Senior Notes”) through a tender offer. Houghton Mifflin borrowed $100.0 million as a senior term loan under its then existing senior credit facility to finance this purchase. The consent fees for this repurchase totaled approximately $2.3 million and a charge for this amount was recognized in the nine months ended September 30, 2003.

On January 15, 2003, Houghton Mifflin commenced a tender offer for the $125.0 million of 7.0% notes due March 1, 2006 (“2006 Senior Notes”). On February 13, 2003, Houghton Mifflin purchased nearly all of these notes. The premium paid and consent fees for this purchase were approximately $12.8 million. A charge of approximately $16.7 million on this repurchase was recognized in the nine months ended September 30, 2003.

On January 30, 2003, Houghton Mifflin issued $600 million of 8.25% senior unsecured notes that mature on February 1, 2011. The Company also issued $400 million of 9.875% senior unsecured subordinated notes that mature on February 1, 2013. The senior unsecured subordinated notes were priced at 99.22% of principal amount to yield an effective interest rate of 10.0%. The net proceeds in the nine months ended September 30, 2003 from these two notes were approximately $975.5 million after deducting original issue discounts on the senior subordinated notes and estimated fees and expenses related to these offerings. The net proceeds from these two notes were used to repay the $500 million senior subordinated bridge loan, plus accrued interest, the $275.0 million borrowed under the senior term loan of the senior secured credit facility, plus accrued interest, and fund the subsequent repurchase of the 2006 Senior Notes. The then existing Senior Secured Credit Facility was terminated. On March 5, 2003 the Company entered into an Amended and Restated Credit and Guaranty Agreement. As a result of this refinancing, the Company recognized a charge of approximately $30 million in the nine months ended September 30, 2003 for the deferred financing fees related to these debt instruments.

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

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

Long term debt consists of the following:

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
$150,000 of 7.20% senior secured notes due March 15, 2011	$136,759	$135,435
$125,000 of 7.00% senior secured notes due March 1, 2006	40	121,138
$100,000 of 7.125% senior secured notes due April 1, 2004	833	102,500
Senior secured credit facility, variable rate	—	175,000
Senior subordinated bridge loan, variable rate	—	500,000
$600,000 of 8.25% senior unsecured notes due February 1, 2011	600,000	—
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013	397,088	—
Other	223	317

	1,134,943	1,034,390
Less: current portion of long term debt	223	317

Long term debt, excluding current installments	$1,134,720	$1,034,073

(6) RESTRUCTURING

The following table sets forth the activity in restructuring reserves in the nine months ended September 30, 2003.

	FACILITIES	WORK-FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2002	$3,520	$16,754	$2,390	$22,664
Utilization	(386)	(5,062)	(2,011)	(7,459)

Balance as of September 30, 2003	$3,134	$11,692	$379	$15,205

Of the approximate 460 employees affected by the restructuring actions identified as part of the acquisition of the Company, 331 employees have been involuntarily terminated as of September 30, 2003. The Company expects to substantially complete its restructuring activities by June 30, 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations extending beyond that date.

(7) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the Company was primarily computed as the sum of the Company’s net income (loss) and changes in cumulative translation adjustment. The following table sets forth the calculation of the Company’s comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)

Net income (loss)	$95,061	$(713,567)	$(14,375)	$(757,566)
Change in cumulative translation adjustment and other	91	—	332	—

Comprehensive income (loss)	$95,152	$(713,567)	$(14,043)	$(757,566)

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

(8) STOCK-BASED COMPENSATION

The Company’s former employee stock compensation plans were accounted for in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, no compensation expense is recognized as long as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. The Company elected the disclosure-only alternative permitted under SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” for fixed stock-based awards to employees. All non-employee stock-based awards were accounted for in accordance with SFAS 123.

The Company used the Black-Scholes option pricing model to estimate the fair value of options granted. The Black Scholes model was developed for use in estimating the value of traded options that have no vesting restrictions and are fully transferable. The Company’s former employee stock options had characteristics significantly different from those of traded options; therefore, the Black-Scholes option pricing model may not provide a reliable measure of the fair value of the Company’s options.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
Net income (loss) available to common stockholders, as reported	$95,061	$(714,547)	$(14,375)	$(760,505)
Deduct: Stock-based employee compensation expense determined under the fair value method	—	(455)	—	(1,366)

Pro forma net income (loss) available to common stockholders	$95,061	$(715,002)	$(14,375)	$(761,871)

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

(9) SEGMENT AND RELATED INFORMATION

Houghton Mifflin evaluates the performance of its segments based on the profit and loss from operations before interest income and expense, income taxes, and infrequent and extraordinary items.

Summarized financial information concerning Houghton Mifflin’s reportable segments is shown in the following tables. The Other segment includes Promissor and unallocated corporate-related items, operations which do not meet the quantitative thresholds of SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” nonrecurring items, and as it relates to segment profit (loss), income and expense not allocated to reportable segments.

THREE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2003 (successor basis)
Net sales from external customers	$390,345	$115,166	$38,020	$14,745	$558,276
Segment operating income (loss)	136,297	38,288	6,365	(1,615)	179,335

2002 (predecessor basis)
Net sales from external customers	$388,055	$107,006	$47,517	$16,417	$558,995
Segment operating loss	(383,291)	(188,892)	(30,305)	(13)	(602,501)

NINE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2003 (successor basis)
Net sales from external customers	$740,240	$169,055	$95,216	$47,905	$1,052,416
Segment operating income (loss)	113,442	1,147	2,920	(4,376)	113,133

2002 (predecessor basis)
Net sales from external customers	$674,534	$157,962	$110,654	$50,169	$993,319
Segment operating loss	(421,095)	(208,274)	(30,915)	(123)	(660,407)

Reconciliation of segment income (losses) to the condensed consolidated statements of operations is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)

Total income (loss) from reportable segments	$179,335	$(602,501)	$113,133	$(660,407)
Unallocated expense:
Interest expense	(28,911)	(11,561)	(85,515)	(32,145)
Debt extinguishment	—	—	(48,427)	—
Other	(12)	1	6	1

Income (loss) from continuing operations before taxes	$150,412	$(614,061)	$(20,803)	$(692,551)

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

(10) COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $22.0 million of performance and surety bonds posted as security for its operating activities, most of which are backed by letters of credit. Under the terms of the Company’s Amended and Restated Credit and Guarantee Agreement (see Note 5), outstanding letters of credit are deducted from the unused borrowing capacity under the senior secured revolving credit facility.

Houghton Mifflin is contingently liable for approximately $30 million in retention agreements to key employees. These retention agreements expire on or before June 30, 2004. The Company is recording the expense of these arrangements ratably over the retention period and had recognized expense of $25.0 million and paid $16.6 million as of September 30, 2003.

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

Contractual obligations of this nature entered into prior to December 31, 2002 are grandfathered under the provisions of FIN 45. Those arising subsequent to December 31, 2002 are governed by FIN 45. No liabilities have been recorded as of September 30, 2003 for any of these contractual obligations as the Company believes (i) the exposure to liability is minimal based upon historical experience and (ii) the guarantees provided are normal and customary in the industry resulting in no premium being received from the counterparty of such arrangements.

(11) RELATED PARTIES

DEFERRED COMPENSATION PLAN OF HM HOLDINGS

In January 2003, HM Holdings established a Deferred Compensation Plan. The Deferred Compensation Plan was offered to selected top executives and key employees of Houghton Mifflin, allowing the employees to defer receipt of all or a portion of their retention agreement payments (see Note 10) in exchange for an interest in the common stock of HM Holdings. In January 2003, approximately 30 of the Company’s employees elected to participate in the Deferred Compensation Plan and deferred an aggregate $4.8 million of payments due pursuant to their respective retention agreements in exchange for common stock ownership in HM Holdings. The deferred compensation is included on the balance sheet within the “Due to parent” balance at September 30, 2003.

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

MANAGEMENT AGREEMENT

The Company has entered into a Management Agreement with HM Holdings and its beneficial owners, Thomas H. Lee Partners, L.P. and its affiliates, Bain Capital, LLC and its affiliates, and The Blackstone Group and its affiliates (together, the “Sponsors”). The Management Agreement, entered into at the time of the acquisition of Houghton Mifflin by HM Holdings (the “Acquisition”), requires Houghton Mifflin to pay the Sponsors an aggregate annual fee of $5.0 million per year, payable quarterly in advance, in consideration for ongoing consulting and management advisory services. The annual fee has been prepaid in its entirety for 2003. In the case of future services provided in connection with any future acquisition, disposition, or financing transactions, the Management Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value. The agreement also requires the Company and its parent to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from, the Management Agreement, the Acquisition and any related transactions, their equity investment in HM Holdings, the Company’s operations, and the services they provide to the Company and HM Holdings. The Management Agreement terminates on December 30, 2012.

FEES FOR PROFESSIONAL SERVICES

During the three and nine month periods ended September 30, 2003, the Company used strategic consulting services provided by an affiliate of one of Houghton Mifflin’s Sponsors. Fees related to such services totaled $0.9 million and $1.7 million for the three and nine month periods ended September 30, 2003.

(12) SUBSEQUENT EVENT

DEBT ISSUANCE

On October 3, 2003 HM Publishing sold 11½% Senior Discount Notes due on October 15, 2013, generating gross proceeds of $150.9 million, in a private placement. The net proceeds from this offering were ultimately distributed to the equity holders as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. HM Publishing is the sole obligor of these notes, which are structurally subordinated to the debt and liabilities of the Company.

HM Publishing conducts all of its business through the Company, its only asset and a wholly owned subsidiary. The Company is not obligated to make funds available to HM Publishing for payment on the Senior Discount Notes. In addition, the terms of certain of the indentures governing the existing notes of Houghton Mifflin significantly restrict Houghton Mifflin and HM Publishing’s other subsidiaries from paying dividends, making distributions, and otherwise transferring assets to HM Publishing. For example, the ability of Houghton Mifflin to make such payments is governed by a formula based on 50% of its consolidated net income (which, as defined in such indentures, excludes goodwill impairment charges and any after tax extraordinary, unusual, or nonrecurring gains and losses) accruing from April 1, 2003. In addition, as a condition to making such payments to HM Publishing based on such formula, Houghton Mifflin must have a Debt Compliance Cash Flow to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Notwithstanding any such restrictions, such indentures permit an aggregate of $25.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met.

COGNITIVE CONCEPTS, INC.

On October 14, 2003, Houghton Mifflin acquired Cognitive Concepts, Inc. (“CCI”) for $13.0 million in cash, subject to certain contractual post-closing adjustments. The Company will account for the transaction under SFAS 141, “Business Combinations.” CCI is a provider of research-based supplemental education tools.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis of our results of operations includes periods prior to the consummation of the Transactions, defined as the acquisition of Houghton Mifflin by HM Holdings, Inc. (“HM Holdings”) on December 30, 2002, and the subsequent refinancing to complete the acquisition. Accordingly, the discussion and analysis of historical periods prior to January 1, 2003 does not reflect the significant impact that the Transactions have had and will have on Houghton Mifflin, including increased leverage and increased liquidity requirements and higher amortization and acquisition-related costs. You should read the following discussion of our financial condition and results of operations with “Selected Historical Consolidated Financial Data” and the unaudited historical consolidated financial statements and related notes included elsewhere in this report. In this section, references to “we,” “our,” “us,” and “Houghton Mifflin” refer to Houghton Mifflin Company and its consolidated subsidiaries, unless the context otherwise requires.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This report includes forward-looking statements that reflect Houghton Mifflin’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs, criterion-referenced testing, and the Iowa Tests of Basic Skills; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and our share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those that could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly-published titles and new electronic products; (x) the ability of Riverside and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the success of Riverside’s entry into the scoring business and the criterion-referenced testing business; (xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that our well-known authors will depart and write for our competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company’s filings with the SEC.

COMPANY OVERVIEW

We derive, on average, approximately 85% of our revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in late August and early September. Houghton Mifflin realizes, on average, approximately 50% of annual net sales in the third quarter, making the third quarter material to the entire year’s performance as well as the September year-to-date results.

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on Houghton Mifflin’s year-to-year revenues. Although the loss of a single customer or a few customers would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year revenue performance.

ACQUISITIONS AND DISPOSITIONS

HM Holdings and HM Publishing Corp.

On December 30, 2002, we were acquired by, and subsequently merged with, Versailles Acquisition Corporation, a wholly owned subsidiary of HM Holdings, a company beneficially owned by Thomas H. Lee Partners, L.P. and its affiliates, Bain Capital, LLC and its affiliates, and The Blackstone Group and its affiliates (together, the “Sponsors”). HM Holdings acquired all of our share capital from Vivendi Universal S.A. (“Vivendi”). The total cost of this acquisition (the “Acquisition”) was $1.7 billion, including transaction fees and expenses and $375.4 million of assumed indebtedness. On September 17, 2003, HM Holdings contributed its 100% of its ownership interest in Houghton Mifflin to HM Publishing Corp., a wholly owned subsidiary of HM Holdings, incorporated on September 12, 2003. As a result, HM Publishing Corp. (“HM Publishing”) is the Company’s new direct parent.

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

HM Holdings committed to a formal plan to restructure our operations. We included costs related to this plan of $22.7 million in the allocation of the purchase price.

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

Vivendi Universal S.A.

On July 7, 2001, an indirect wholly owned subsidiary of Vivendi acquired 100% of our common stock for $2.35 billion, including the assumption of $613.7 million of debt (the “Vivendi Purchase”). We accounted for the Vivendi Purchase using purchase accounting in our consolidated financial statements. Prior to the Vivendi Purchase Houghton Mifflin was a public company.

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

OTHER ACQUISITIONS AND DISPOSITIONS

On October 14, 2003, Houghton Mifflin acquired Cognitive Concepts, Inc. (“CCI”) for $13.0 million in cash, subject to certain contractual post-closing adjustments. The Company will account for the transaction in accordance with SFAS 141, “Business Combinations.” CCI is a provider of research-based supplemental education tools.

On March 31, 2003, we entered into a stock purchase agreement with Prime Entertainment, Inc. to sell all of the outstanding shares of Curriculum Advantage, Inc. (“Curriculum Advantage”) for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The assets and liabilities and results from operations and from cash flows of Curriculum Advantage are reflected as discontinued operations in our accompanying unaudited consolidated financial statements.

Subsequent to the Acquisition, we acquired from Vivendi all of the outstanding stock of Kingfisher Publications plc (“Kingfisher”) for $3.9 million. Kingfisher is a U.K.-based company that publishes children’s fiction and non-fiction titles and reference materials for the trade market worldwide. We accounted for this acquisition as a purchase in our consolidated financial statements and the results of operations are included for periods subsequent to the acquisition date. As such, we adjusted our assets and liabilities to fair value including an increase of $6.4 million in the value of publishing rights (with an estimated life of 18 years).

In October 2002, we sold Sunburst to Educational Technologies LLC for $22.8 million. The assets and liabilities and results from operations and from cash flows of Sunburst are reflected as discontinued operations in our accompanying unaudited consolidated financial statements for the three and nine months ended September 30, 2002.

BUSINESS SEGMENTS

Houghton Mifflin’s principal business is publishing, and our operations are classified into four operating segments.

K-12 Publishing

Our K-12 Publishing segment develops and markets for the pre-kindergarten through grade twelve (“K-12”) market comprehensive educational programs and assessments targeted to the more than 53 million students in over 115,000 elementary and secondary schools in the United States, principally in the core academic subjects. Our products and services include textbooks, workbooks, supplemental materials, technology-based products, teaching guides, and other resources, and provide teacher training, as part of a full-service offering to schools, educators, and students. In addition, through Riverside, our testing subsidiary, the K-12 Publishing segment offers a wide range of educational, cognitive, and developmental standardized testing products in print, CD-ROM, and online formats, targeting the educational and clinical assessment markets.

In the educational publishing industry, materials are often described as “basal” or “supplemental.” Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and are the primary source of classroom instruction. Supplemental materials provide focused information about a topic, or practice in a particular skill, but not the comprehensive system of materials offered in a basal program. These materials are used both as alternatives and as supplements to core basal textbooks, enabling local educators to tailor standard programs to the specific needs of their students cost-effectively.

The process by which public elementary and secondary schools select and purchase new instructional materials is referred to as the “adoption” process. The terms “adopt” and “adoption” are often used to describe the overall process of a state governing body’s official approval of instructional programs and materials for selection and purchase by that state’s school districts, as well as an individual school or school district’s selection and purchase of instructional materials.

Twenty states approve instructional programs and materials on a statewide basis for a particular subject (“adoption states”). These states represent approximately one-half of the U.S. elementary and secondary school-age population. The selections typically occur every five to seven years according to a schedule publicized many years in advance. The funding for the purchase of the materials in an adoption state is approved at the state level and is appropriated by subject. Typically, a school or school district within an adoption state may use state funding to purchase instructional materials only from the list of programs that have been adopted by the particular state’s governing body. After the state entities have adopted instructional materials, individual schools or school districts later decide the quantity and timing of their purchases. In the other states, referred to as “open states” or “open territories,” each individual school or school district can purchase materials without restrictions.

In general, Houghton Mifflin presents products to schools and teachers by sending samples to teachers in a school market, which is considering a purchase. Sending sample copies is an essential part of marketing instructional materials. Since any educational program may have many individual components, and samples are widely distributed, the cost of sampling a new program can be substantial. In addition, once a program is purchased, we may provide a variety of ancillary materials to purchasers at no cost. We also conduct training sessions within a school district that has purchased our materials to help teachers learn to use our products effectively. These materials and services, usually called “implementation” and “in-service” training, are a cost of doing business.

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

Trade and Reference Publishing

The Trade and Reference Publishing segment consists of the Trade and Reference division, a publisher of fiction and non-fiction books for adults and children, dictionaries and other reference materials, and Kingfisher, a U.K.-based publisher of childrens’ fiction and non-fiction titles and reference materials for the trade market worldwide.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are applicable for financial statements of interim periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on our results of operations or financial condition.

In November 2002, the FASB Emerging Issues Task Force released Issue No. 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Effective July 1, 2003, the Company adopted EITF 00-21 which decreased net income by $4.2 million for the three month period ended September 30, 2003.

On January 17, 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of FIN 46 for the reporting period ended December 31, 2003 is not expected to have a significant impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS 150 prohibits entities from restating financial statements for earlier years presented. SFAS 150 will became effective for Houghton Mifflin at the beginning of the third quarter of 2003. The Company does not currently have financial instruments with the characteristics of liabilities and equity. Accordingly, the implementation of SFAS 150 did not have an impact on our consolidated financial statements.

In July 2003, the EITF issued EITF 03-04, “Accounting for “Cash Balance” Pension Plans.” EITF 03-04 deals with so-called hybrid pension plans whose arrangements typically describe the pension benefit by reference to an account balance rather than a monthly annuity at retirement. Cash balance plans often communicate to employees a pension benefit in the form of a current balance based on current and past principal credits, and interest credits over time based on those principal credits. The EITF determined that cash balance plans meeting its criteria should be considered defined benefit plans for purposes of applying SFAS No. 87 “Employers’ Accounting for Pensions,” and that use of a projected unit credit method is neither required nor appropriate for purposes of measuring the benefit obligation and annual cost of benefits earned under SFAS No. 87. The appropriate cost attribution approach, therefore, is the traditional unit credit method. The effect of remeasuring pension obligations using the guidance in this consensus should be calculated as of the plan’s next measurement date after May 28, 2003 and any difference in the measurement of the obligation as a result of applying the consensus reported as a component of actuarial gains and losses. We are reviewing the impact of this issue and will apply these provisions on the annual remeasurement of our pension obligations at September 30, 2003.

RESTRUCTURING

The following table sets forth the activity in restructuring reserves in the nine months ended September 30, 2003.

	FACILITIES	WORK-FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2002	$3,520	$16,754	$2,390	$22,664
Utilization	(386)	(5,062)	(2,011)	(7,459)

Balance as of September 30, 2003	$3,134	$11,692	$379	$15,205

Of the approximate 460 employees affected by the restructuring actions identified as part of the acquisition of the Company, 331 employees have been involuntarily terminated as of September 30, 2003. We expect to substantially complete our restructuring activities by June 30, 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations extending beyond that date.

RESULTS OF OPERATIONS

The following tables set forth information regarding our Net sales, Operating income (loss), and other information from our unaudited consolidated statements of operations.

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
	(IN MILLIONS)
Net sales:
K-12 Publishing	$390.3	$388.1	$740.2	$674.5
College Publishing	115.2	107.0	169.1	158.0
Trade and Reference Publishing	38.0	47.5	95.2	110.7
Other	14.7	16.4	47.9	50.2

Total net sales	558.3	559.0	1,052.4	993.3
Cost of sales excluding pre-publication and publishing rights amortization	182.9	185.8	403.5	379.1
Pre-publication and publishing rights amortization	41.9	50.4	119.8	120.8

Cost of sales	224.8	236.3	523.3	499.9
Selling and administrative	153.9	149.8	415.3	377.6
Intangible asset amortization	0.3	0.4	0.7	1.2
Goodwill impairment charge	—	775.0	—	775.0

Operating income (loss)	179.3	(602.5)	113.1	(660.4)
Net interest expense	(28.9)	(11.6)	(85.5)	(32.1)
Debt extinguishment costs	—	—	(48.4)	—

Income (loss) from continuing operations before taxes	150.4	(614.1)	(20.8)	(692.6)
Income tax provision (benefit)	55.4	67.7	(7.6)	34.8
Income (loss) from continuing operations	95.1	(681.7)	(13.2)	(727.3)
Discontinued operations	—	(31.8)	(1.2)	(30.3)

Net income (loss)	$95.1	$(713.6)	$(14.4)	$(757.6)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
	(AS A PERCENTAGE OF NET SALES)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	32.8%	33.2%	38.3%	38.2%
Pre-publication and publishing rights amortization	7.5%	9.0%	11.4%	12.2%

Cost of sales	40.3%	42.3%	49.7%	50.3%
Selling and administrative	27.6%	26.8%	39.5%	38.0%
Intangible asset amortization	—	0.1%	0.1%	0.1%
Goodwill impairment charge	—	138.6%	—	78.0%

Operating income (loss)	32.1%	(107.8)%	10.7%	(66.5)%
Net interest income (expense)	(5.2)%	(2.1)%	(8.1)%	(3.2)%
Debt extinguishment costs	—	—	(4.6)%	—
Income tax provision (benefit)	9.9%	12.1%	(0.7)%	3.5%

Income (loss) from continuing operations	17.0%	(122.0)%	(1.2)%	(73.2)%
Discontinued operations	—	(5.7)%	(0.1)%	(3.0)%

Net income (loss)	17.0%	(127.7)%	(1.4)%	(76.3)%

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales

Net sales for the quarter ended September 30, 2003 decreased $0.7 million, or 0.1%, to $558.3 million from $559.0 million in the third quarter of 2002.

K-12 Publishing. The K-12 Publishing segment’s net sales in the third quarter of 2003 increased $2.3 million, or 0.6%, to $390.3 million from net sales of $388.1 million in the third quarter of 2002. The increase in net sales was primarily due to higher testing net sales due to the continued strong performance of the Stanford-Binet Intelligence Scales Test 5th Edition as well as increased sales from criterion-referenced test contracts.

College Publishing. The College Publishing segment’s net sales in the third quarter of 2003 rose $8.2 million, or 7.6%, to $115.2 million from $107.0 million in the third quarter of 2002. The net sales increase reflected continuing growth in market share and the success of new textbook titles.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the third quarter of 2003 decreased $9.5 million, or 20.0%, to $38.0 million from $47.5 million in the third quarter of 2002. The decrease was attributable to the expected decline in Tolkien product sales, partially offset by net sales contributed by Kingfisher, which was acquired on December 30, 2002, and contributed $5.2 million.

Other. The Other segment’s net sales in the third quarter of 2003 decreased $1.7 million, or 10.2%, to $14.7 million from $16.4 million in the third quarter of 2002. The decrease was due to lower sales from Promissor, our professional testing subsidiary, mostly due to timing of testing and licensing services as the provision of services under certain contracts will be completed later in the year.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

Cost of sales excluding pre-publication and publishing rights amortization in the third quarter of 2003 decreased $2.9 million, or 1.6%, to $182.9 million from $185.8 million in the third quarter of 2002. The decreased cost of sales was due to lower royalty costs and lower editorial costs partially offset by higher manufacturing costs. The higher manufacturing costs of $5.3 million were due to the higher sales, a change in the mix of products sold, resulting in a higher percentage of revenues from products with higher unit manufacturing costs, and higher inventory step-up charge of $1.5 million as a result of the Acquisition. These costs were partially offset by a decrease in royalty costs of $2.6 million due to a change in the mix of products sold, which resulted in a higher percentage of revenues from products with a lower royalty rate. Cost of sales as a percentage of net sales decreased to 32.8% in the third quarter of 2003 from 33.2% in the third quarter of 2002. The decrease as a percentage of net sales was primarily due to lower royalty costs and lower editorial costs.

Pre-publication and Publishing Rights Amortization

Pre-publication and publishing rights amortization in the third quarter of 2003 decreased $8.6 million, or 17.0%, to $41.9 million from $50.4 million in the third quarter of 2002. As a result of the fair valuing of these assets at the time of the Acquisition, the Company had lower pre-publication cost amortization of $14.6 million partially offset by higher publishing rights amortization of $6.0 million. Overall, due to increased net sales, pre-publication and publishing rights amortization decreased as a percentage of net sales to 7.5% in the third quarter of 2003 from 9.0% in the third quarter of 2002.

Selling and Administrative

Selling and administrative expenses in the third quarter of 2003 increased $4.0 million, or 2.7%, to $153.9 million from $149.8 million in the third quarter of 2002. Higher selling and administrative expenses were due mainly to the acquisition of Kingfisher, which increased selling and administrative expenses by $1.4 million, increased stand-alone costs of $1.4 million, and higher consulting costs.

Goodwill Impairment Charge

During the three months ended September 30, 2002, we recorded a $775.0 million charge relating to the impairment of goodwill arising from the Vivendi Purchase.

Intangible Asset Amortization

Intangible asset amortization for the three months ended September 30, 2003 decreased $0.1 million, or 36.2%, to $0.3 million from $0.4 million during the same period for 2002. The decrease in intangible asset amortization was due to the fair value accounting at the time of the Acquisition.

Operating Income

Operating income for the three months ended September 30, 2003 increased $781.8 million to $179.3 million from an operating loss of $602.5 million for the same period in 2002. The increase is primarily attributable to a one time goodwill impairment charge of $775.0 million taken in the period ended September 30, 2002.

K-12 Publishing. The K-12 Publishing segment’s operating results for the three months ended September 30, 2003 increased $519.6 million to $136.3 million from a loss of $383.3 million for the same period in 2002. Included in the operating loss for 2002 was $505.4 million of a goodwill impairment charge. Excluding the goodwill impairment charge, operating income rose $14.2 million, or 11.6%, from $122.1 million in the three months ended September 30, 2002. The increase in operating income was due to higher sales, lower editorial costs, lower pre-publication amortization, and lower selling and marketing costs partially offset by higher manufacturing costs due to higher testing sales which carry higher unit manufacturing costs and higher publishing rights amortization.

College Publishing. The College Publishing segment’s operating income in the third quarter of 2003 increased $227.2 million to $38.3 million from a loss of $188.9 million in 2002. Included in the operating loss for 2002 was $226.3 million for the goodwill impairment charge. Excluding the goodwill impairment charge in 2002, operating income increased $0.9 million or 2.5%. The increase was mainly due to higher net sales, partially offset by higher publishing rights amortization and employee retention charges.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating income increased $36.7 million to $6.4 million from an operating loss of $30.3 million for the third quarter of 2002. Included in the 2002 operating loss was $43.3 million of goodwill impairment charge. Excluding the goodwill impairment charge on the third quarter of 2002, operating income decreased $6.6 million or 50.8%. The decrease in operating income was mainly due to lower net sales, partially offset by lower royalty costs.

Other. The Other segment’s operating loss increased to $1.6 million from break even in the third quarter of 2002. The decrease in operating results was due primarily to lower sales.

Net Interest Expense

Net interest expense in the third quarter of 2003 increased $17.3 million, or 150.1%, to $28.9 million from $11.6 million in the third quarter of 2002. This increase reflected higher borrowings and interest rates during the third quarter of 2003 due to debt incurred to fund the Acquisition.

Income Taxes

The income tax provision in the third quarter of 2003 decreased $12.3 million, or 18.2%, to $55.4 million from $67.7 million in the third quarter of 2002. This decrease was due to the lower income from continuing operations, excluding the goodwill impairment charge in the third quarter of 2002 which was not tax deductible, and a decrease in the effective tax rate to 36.8% in the third quarter of 2003 from 42.0% in the third quarter of 2002. The decrease in the effective tax rate was due to a lower percentage of non-deductible expenses in 2003.

Discontinued Operations

Discontinued operations for the third quarter of 2002 was a loss of $31.8 million. The third quarter of 2002 results reflect the operations of Curriculum Advantage, which was sold in April 2003, and Sunburst, which was sold in October 2002 and contains an impairment charge of $31.9 million, including goodwill of $27.9 million and other intangible assets of $1.4 million attributable to Sunburst to reflect its sale value.

Preferred Stock Dividend and Redemption Costs

The preferred shares of a subsidiary were auctioned and redeemed on December 30, 2002. There were no preferred stock dividends during the third quarter of 2003 and $1.0 million of dividends for the third quarter of 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

We derive, on average, approximately 85% of annual net sales from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in late August and early September. Thus, our third quarter net sales represent approximately one half of year-to-date sales, making third-quarter results material to our nine month performance.

Net Sales

Net sales for the nine months ended September 30, 2003 increased $59.1 million, or 5.9%, to $1,052.4 million from $993.3 million in the same period for 2002.

K-12 Publishing. The K-12 Publishing segment’s net sales for the nine months ended September 30, 2003 increased $65.7 million, or 9.7%, to $740.2 million from $674.5 million in the same period for 2002. The increase in net sales was due to an increase in overall market share and greater sales opportunities to date in the second year of the California reading adoption of $29.9 million. We also benefited from the secondary school social studies and literature adoptions in other states, and higher testing net sales of $17.5 million due to the launch of the 5th edition of the Stanford-Binet Intelligence Scales Test and increased sales from criterion-referenced test contracts.

College Publishing. The College Publishing segment’s net sales for the nine months ended September 30, 2003 increased $11.1 million, or 7.0%, to $169.1 million from $158.0 million in the same period for 2002. The net sales increase reflected continued growth in market share and the success of new textbook titles.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales for the nine months ended September 30, 2003 decreased $15.4 million, or 14.0%, to $95.2 million from $110.7 million in the same period for 2002. The decrease was mainly due to the anticipated lower demand for J.R.R. Tolkien products and lower children’s book sales. These decreases were partially offset by incremental sales from Kingfisher, which was acquired on December 30, 2002 and contributed net sales of $12.7 million.

Other. The Other segment’s net sales for the nine months ended September 30, 2003 decreased $2.3 million, or 4.5%, to $47.9 million from $50.2 million in the same period for 2002. The decrease was due to lower sales from Promissor, our professional testing subsidiary, mostly due to timing of testing and licensing services as the provision of services under certain contracts, which will be completed later in the year.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

Cost of sales excluding pre-publication and publishing rights amortization for the nine months ended September 30, 2003 increased $24.3 million, or 6.4%, to $403.5 million from $379.1 million for the same period in 2002. The increased cost of sales was primarily due to higher manufacturing costs, higher implementation costs, and higher editorial costs. The higher manufacturing costs of $18.9 million were primarily due to the higher sales as well as a higher inventory step-up charge of $5.5 million as a result of the Acquisition. The higher implementation costs of $3.7 million were due to increased sales as well as higher implementation rates in certain state adoptions. Increased editorial expenses of $3.7 million were incurred for new program development and product revisions in preparation for sales opportunities in 2004 and beyond. Cost of sales increased as a percentage of net sales to 38.3% in the nine months ended September 30, 2003 from 38.2% in the same period in 2002. The slight increase in cost of sales as a percentage of net sales was primarily due to higher implementation costs and inventory step-up charge.

Pre-publication and Publishing Rights Amortization

Pre-publication and publishing rights amortization for the nine months ended September 30, 2003 decreased $1.0 million, or 0.8%, to $119.8 million from $120.8 million during the same period for 2002. The decrease is attributable to lower pre-publication cost amortization of $19.0 million mostly offset by an increase in publishing rights amortization of approximately $18.0 million, both the result of the Acquisition accounting whereby the fair value of publishing rights were established as of the Acquisition date, including the capitalization of approximately $88.7 million of existing pre-publication costs in the publishing rights fair value. As a percentage of net sales, pre-publication and publishing rights amortization decreased to 11.4% in 2003 from 12.2% in 2002 due to increased net sales.

Selling and Administrative

Selling and administrative expenses for the nine months ended September 30, 2003 increased $37.6 million, or 10.0%, to $415.3 million from $377.6 million during the same period for 2002. As a percentage of net sales, selling and administrative expenses increased to 39.5% for the nine month period ended September 30, 2003 compared to 38.0% for the same period in 2002. Higher selling and administrative expenses were due mainly to the incremental costs for retention agreements with key employees of $20.4 million, increased severance costs of $1.2 million, the acquisition of Kingfisher, which increased selling and administrative expenses by $4.0 million, stand-alone costs of $2.6 million, higher employee benefit costs, and increased consulting costs.

Goodwill Impairment Charge

During the nine months ended September 30, 2002, we recorded a $775.0 million charge relating to the impairment of the goodwill arising from the Vivendi Purchase.

Intangible Asset Amortization

Intangible asset amortization for the nine months ended September 30, 2003 decreased $0.4 million, or 36.3%, to $0.7 million from $1.2 million during the same period for 2002. The decrease in intangible asset amortization was due to the fair value accounting at the time of the Acquisition.

Operating Income

Operating income for the nine months ended September 30, 2003 increased $773.5 million to $113.1 million from an operating loss of $660.4 million for the same period in 2002. The operating loss for the nine months ended September 30, 2002 included the goodwill impairment charge of $775.0 million.

K-12 Publishing. The K-12 Publishing segment’s operating results for the nine months ended September 30, 2003 increased $534.5 million to $113.4 million from a loss of $421.1 million for the same period in 2002. Included in the operating loss for 2002 was $505.4 million of goodwill impairment charge. Excluding the goodwill impairment charge, operating income rose $29.1 million, or 34.5%, from $84.3 million in the nine months ended September 30, 2002. The increase in operating income was primarily due to higher sales, partially offset by higher implementation costs, the impact of higher inventory step-up amortization from the Acquisition, higher editorial costs, and the incremental cost of retention agreements with key employees.

College Publishing. The College Publishing segment’s operating income through September 30, 2003 increased $209.4 million to $1.1 million from a loss of $208.3 million in 2002. Included in the operating loss for 2002 was $226.3 million for the goodwill impairment charge. Excluding the goodwill impairment charge in 2002, operating income decreased $16.9 million. The decrease was mainly due to higher publishing rights amortization resulting from the Acquisition, charges related to retention agreements for key employees, and higher depreciation expense for technology initiatives in digitizing our content, partially offset by the higher sales.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating income increased $33.8 million to $3.0 million from an operating loss of $30.9 million for the third quarter of 2002. Included in the 2002 operating loss was $43.3 million of goodwill impairment charge. Excluding the goodwill impairment charge on 2002, operating income decreased $9.4 million. The decrease in operating income was the result of lower net sales, increased manufacturing costs as a percent of sales primarily due to a change in the mix of products sold, which resulted in a higher percentage of revenues from products with higher unit manufacturing costs, and the effect of employee retention charges.

Other. The Other segment’s operating loss increased $4.3 million to a loss of $4.4 million for the period ended September 30, 2003 from a loss of $0.1 million in the same period for 2002. The decrease in operating results was due primarily to lower sales and higher depreciation expense due to the fair valuing of assets related to the Acquisition.

Net Interest Expense

Net interest expense for the nine months ended September 30, 2003 increased $53.4 million, or 166.0%, to $85.5 million from $32.1 million in the same period for 2002. The overall increase in net interest expense was due to higher interest rates and the increased level of debt resulting from the Acquisition.

Debt Extinguishment Charge

In the first quarter of 2003, we recorded a $48.4 million debt extinguishment charge related to the tendering of the 2004 Senior Notes and 2006 Senior Notes and the repayment of the $500.0 million senior subordinated bridge loan facility and the $275.0 million senior term loan under the senior credit facility used to finance the Acquisition.

Income Taxes

Income taxes for the nine months ended September 30, 2003 was a $7.6 million benefit compared to a $34.8 million provision in the same period for 2002. The income tax benefit in 2003 was primarily due to the loss from continuing operations and an effective tax rate of 36.8%. The goodwill impairment charge in 2002 was not tax deductible. The income tax provision in 2002 was due to income from continuing operations, excluding the impact of the goodwill impairment charge and an effective tax rate of 42.2%.

Discontinued Operations

Discontinued operations for the nine months ended September 30, 2003 was a loss of $1.2 million compared to a loss of $30.3 million for the comparable period in 2002. The results of Curriculum Advantage, which was sold on April 1, 2003, are presented in discontinued operations for the nine months ended September 30, 2003. The results of Curriculum Advantage and Sunburst, which was sold in October 2002, are presented in discontinued operations for the comparable period in 2002. The 2002 nine month results include a $31.9 million impairment charge, including $27.9 million of goodwill and $1.4 million of other intangible assets attributable to Sunburst to reflect its sale value.

Preferred Stock Dividend and Redemption Costs

The preferred stock shares of a subsidiary were auctioned and redeemed on December 30, 2002. There were no preferred stock dividends during the nine months ended September 30, 2003 and $3.0 million of dividends for the period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We derive on average approximately 85% of annual net sales from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. We realize approximately 50% of annual net sales in the third quarter. This sales seasonality affects our operating cash flow. We normally incur a net cash deficit from all of our activities through the middle of the third quarter of the year. We currently fund such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under our revolving senior credit facility.

During the nine months ended September 30, 2003, we used cash flows generated from continuing operations and $76.3 million of net borrowings to fund our pre-publication and capital requirements. During the nine months ended September 30, 2002, we used cash flows generated from operating activities and net borrowings of $6.0 million to fund publishing and capital investments.

Net cash provided by operating activities was $27.9 million in the first nine months of 2003, a $109.4 million decrease from the $137.2 million of cash provided by operating activities during the first nine months of 2002. Results from continuing operations excluding depreciation, amortization, deferred financing amortization and extinguishment, and goodwill impairment charges decreased by $23.0 million primarily due to increased costs from retention agreements for key employees, higher interest expense, and debt extinguishment costs, partially offset by higher sales. Changes in operating assets and liabilities used $83.8 million more cash during the nine months ended September 30, 2003 than in the same period in 2002 mainly due to higher receivables, increased pension contributions, and a tax refund received in 2002.

Cash required for investing activities was $93.4 million for the nine months ended September 30, 2003, a decrease of $15.8 million from the $109.2 million used in the same period in 2002. Lower property, plant, and equipment spending due to decreased spending on our test center operations and decreased acquisition activities were partially offset by higher pre-publication expenditures due to increased investment in new products for sales opportunities in 2004 and beyond.

Net proceeds from financing activities increased by $83.8 million for the period ended September 30, 2003 compared to the same period in 2002. Our net borrowings increased by $70.3 million in the first nine months of 2003 as compared to the same period in 2002. In the first nine months of 2003, we issued $600 million of 8-year notes and $400 million of 10-year notes. The net proceeds were used to repay the $500 million subordinated bridge loan facility, plus accrued interest, the $275 million senior term loan under the previously existing senior credit facility, plus accrued interest, and $124.96 million of the $125 million 2006 Senior Notes, plus accrued interest and consent fees.

Our primary source of liquidity will continue to be cash flow generated from operations. We will also have available funds under our $325.0 million revolving senior credit facility, subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

In connection with the Acquisition, we have incurred substantial amounts of debt. Interest payments on this indebtedness have significantly increased our funding requirements. On January 3, 2003, we purchased $99.2 million of $100.0 million of our 2004 Senior Notes. We borrowed an additional $100 million pursuant to our senior term loan under our senior credit facility to finance this purchase. On January 30, 2003, we issued $600.0 million 8.250% senior notes that mature on February 1, 2011. We also issued $400 million 9.875% senior subordinated notes that mature on February 1, 2013. The senior subordinated notes were priced at 99.22% of principal amount to yield an effective interest rate of 10.0%. The net proceeds from these notes in 2003 were approximately $975.5 million. The net proceeds from these two financings were used to repay the $500.0 million senior subordinated bridge loan facility in full and the $275.0 million senior term loan under the previously existing senior credit facility. On February 13, 2003, we repurchased $124.96 million of the 2006 Senior Notes using the proceeds from the notes issued on January 30, 2003.

As of September 30, 2003, we had total funded debt of $1,134.9 million. Subject to restrictions in our revolving senior credit facility and the indentures governing the notes, we may incur additional indebtedness for capital expenditures, acquisitions, and for other purposes.

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

On October 3, 2003 HM Publishing sold 11½% Senior Discount Notes due on October 15, 2013, generating gross proceeds of $150.9 million, in a private placement. The net proceeds from this offering were ultimately distributed to the equity holders as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. HM Publishing is the sole obligor of these notes, which are structurally subordinated to the debt and liabilities of the Company.

HM Publishing conducts all of its business through the Company, its only asset and a wholly owned subsidiary. The Company is not obligated to make funds available to HM Publishing for payment on the Senior Discount Notes. In addition, the terms of certain of the indentures governing the existing notes of Houghton Mifflin significantly restrict Houghton Mifflin from paying dividends, making distributions, and otherwise transferring assets to HM Publishing. For example, the ability of Houghton Mifflin to make such payments is governed by a formula based on 50% of its consolidated net income (which, as defined in such indentures, excludes goodwill impairment charges and any after tax extraordinary, unusual, or nonrecurring gains and losses) accruing from April 1, 2003. In addition, as a condition to making such payments to HM Publishing based on such formula, Houghton Mifflin must have a Debt Compliance Cash Flow to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Notwithstanding any such restrictions, such indentures permit an aggregate of $25.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met.

RISK FACTORS

You should carefully consider the risk factors set forth in our Safe Harbor Statement contained previously within this document as well as the other factors detailed from time to time in the Company’s filings with the SEC. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our on-going business operations. Our primary exposure following consummation of the Transactions includes changes in interest rates as borrowings under our senior credit facility will bear interest at floating rates based on the London InterBank Offered Rate (“LIBOR”) or prime rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. Up to $325.0 million of floating-rate borrowings are available under the revolving senior credit facility. Interest paid on borrowings under the revolving senior credit facility, in the nine months ended September 30, 2003, totaled $3.2 million. At September 30, 2003, there were no borrowings outstanding under the revolving senior credit facility. We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy we will not enter into derivative or other financial investments for trading or speculative purposes. We do not have any speculative or leveraged derivative transactions. Most of our sales are denominated in U.S. dollars; thus our financial results are not subject to any material foreign currency exchange risks.

We do not have any off-balance-sheet financial instruments and we are not party to any off-balance-sheet transactions.

ITEM 4. CONTROLS AND PROCEDURES

a. During the period covered by this report, the Registrant’s Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”) conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation such officers concluded that, as of the end of the period, our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

b. There have been no significant changes in the Registrant’s internal controls or in other factors that have materially affected or is reasonably likely to materially affect the Registrant’s internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification by Anthony Lucki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Sylvia Metayer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Sylvia Metayer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The following Current Reports on Form 8-K were filed or furnished with the SEC:

Current Report on Form 8-K dated August 5, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOUGHTON MIFFLIN COMPANY (Registrant)

/s/ ANTHONY LUCKI

President and Chief Executive Officer

/s/ SYLVIA METAYER

Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer (Chief Accounting Officer)

Date: November 14, 2003