Form 10-Q/A
period 2003-09-30
HOUGHTON MIFFLIN CO
filed 2004-03-25
CIK 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2003 as filed on November 14, 2003 and is being filed to reflect the restatement of the Registrant’s consolidated financial statements for that period. The reasons for and effects of this restatement are presented in Note 1 to the consolidated financial statements. The change affects only interim data and there is no effect on full year results. Except for Items 1 and 2 of Part I, no other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,560	$77,797
Marketable securities and time deposits available for sale	638	638
Accounts receivable, less allowance for bad debts and book returns of $39,503 at September 30, 2003 and $40,082 at December 31, 2002	356,574	180,359
Inventories	199,906	207,926
Deferred income taxes	50,002	57,390
Prepaid expenses and other current assets	8,364	12,236
Assets of discontinued operations	—	1,551

TOTAL CURRENT ASSETS	697,044	537,897
Property, plant, and equipment, net	111,833	117,806
Pre-publication costs, net	91,247	26,506
Royalty advances to authors, net	30,549	25,092
Goodwill	596,797	588,205
Other intangible assets, net	871,261	980,900
Other assets and long-term receivables	97,153	112,502
Assets of discontinued operations	—	882

TOTAL ASSETS	$2,495,884	$2,389,790

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(Restated)
LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$223	$317
Accounts payable	105,921	85,148
Due to parent	6,964	—
Royalties payable	54,386	58,816
Salaries, wages, and commissions	44,565	43,420
Accrued liabilities and other	59,623	52,748
Interest payable	15,999	7,848
Accrued restructuring	9,150	12,649
Liabilities of discontinued operations	—	1,620

TOTAL CURRENT LIABILITIES	296,831	262,566
Long-term debt	1,134,720	1,034,073
Accrued long-term royalties payable	3,717	3,650
Other long-term liabilities	18,614	17,924
Accrued long-term restructuring	6,055	10,015
Accrued pension benefits	71,172	86,245
Accrued postretirement benefits	53,803	52,724
Deferred income taxes	304,576	307,593

TOTAL LIABILITIES	1,889,488	1,774,790
COMMITMENTS AND CONTINGENCIES (SEE NOTE 10)
STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1
Capital in excess of par value	614,999	614,999
Accumulated deficit	(8,936)	—
Other	332	—

TOTAL STOCKHOLDER’S EQUITY	606,396	615,000

	$2,495,884	$2,389,790

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS OF DOLLARS)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
NET SALES	$558,276	$558,995	$1,052,416	$993,319
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	182,934	185,819	403,474	379,129
Pre-publication and publishing rights amortization	41,871	50,436	119,794	120,778

Cost of sales	224,805	236,255	523,268	499,907
Selling and administrative	140,185	134,340	406,660	371,634
Intangible asset amortization	250	392	748	1,175
Goodwill impairment	—	775,000	—	775,000

	365,240	1,145,987	930,676	1,647,716

OPERATING INCOME (LOSS)	193,036	(586,992)	121,740	(654,397)

OTHER EXPENSE
Net interest	(28,911)	(11,561)	(85,515)	(32,145)
Debt extinguishment costs	—	—	(48,427)	—
Other income (loss), net	(12)	1	6	1

	(28,923)	(11,560)	(133,936)	(32,144)

Income (loss) from continuing operations before income taxes	164,113	(598,552)	(12,196)	(686,541)
Income tax provision (benefit)	60,393	73,386	(4,481)	36,974

Income (loss) from continuing operations	103,720	(671,938)	(7,715)	(723,515)
Loss from discontinued operations, net of tax	—	(31,827)	(1,221)	(30,252)

NET INCOME (LOSS)	103,720	(703,765)	(8,936)	(753,767)

Preferred stock dividend, net of tax	—	(980)	—	(2,939)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDER	$103,720	$(704,745)	$(8,936)	$(756,706)

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS OF DOLLARS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(Restated)	(Restated)
	(successor basis)	(predecessor basis)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net loss from continuing operations	$(7,715)	$(723,515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	144,435	142,449
Deferred financing amortization and extinguishment	35,795	—
Loss on fixed asset disposal	50	—
Goodwill impairment charge	—	775,000
Changes in operating assets and liabilities:
Accounts receivable	(175,199)	(155,513)
Inventories	8,257	(819)
Accounts payable	20,570	28,974
Royalties, net	(9,821)	(7,412)
Deferred and income taxes payable	(4,237)	40,888
Intercompany interest payable/receivable	—	13,777
Other, net	16,970	22,055

NET CASH PROVIDED BY CONTINUING OPERATING ACTIVITIES	29,105	135,884
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATING ACTIVITIES	(1,247)	1,325

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,858	137,209

CASH FLOWS USED IN INVESTING ACTIVITIES
Pre-publication expenditures	(75,589)	(70,315)
Acquisition of publishing and technology assets, net of cash acquired	(79)	(8,855)
Property, plant, and equipment expenditures	(17,993)	(29,061)

NET CASH USED IN CONTINUING INVESTING ACTIVITIES	(93,661)	(108,231)
NET CASH PROVIDED BY (USED IN) DISCONTINUED INVESTING ACTIVITIES	250	(991)

NET CASH USED IN INVESTING ACTIVITIES	(93,411)	(109,222)

See accompanying Notes to Unaudited Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(IN THOUSANDS OF DOLLARS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
	(Restated)	(Restated)
	(successor basis)	(predecessor basis)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
Transaction costs paid on behalf of parent	(7,151)	(16,442)
Repayment of short-term financing, net of financing costs	—	(1,132)
Proceeds from the issuance of long-term financing, net of financing costs	975,534	79
Repayment of long-term financing	(899,230)	—
Issuance of intercompany working capital	—	7,100
Dividends paid on preferred stock	—	(2,968)

NET CASH PROVIDED BY (USED IN) CONTINUING FINANCING ACTIVITIES	69,153	(13,363)
NET CASH USED IN DISCONTINUED FINANCING ACTIVITIES	—	(1,270)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	69,153	(14,633)

Increase in cash and cash equivalents	3,600	13,354
Effects of exchange rate changes on cash balances	163	—
Cash and cash equivalents at beginning of period	77,797	23,640

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,560	$36,994

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid (refunded)	$4,054	$(26,833)
Interest paid	$70,413	$23,113

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

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

Restatement

During quarterly interim periods, the Company historically expensed its annual sample costs on a pro-rata basis in relation to revenues earned. The Company has determined that sample expenses should not be recorded on a pro-rata basis and has changed the accounting for sample expense to an expense as incurred basis. The change increases sample expense and reduces net income in the first and fourth quarter of each fiscal year and reduces sample expense and increases net income for the second and third quarters of each fiscal year. The change affects only interim data and there is no effect on full year results.

A summary of the adjustment for 2003 is as follows:

	Three months ended March 31, 2003	Three months ended June 30, 2003	Six months ended June 30, 2003	Three months ended September 30, 2003	Nine months ended September 30, 2003
Increase (decrease) on sample expense	$10,834	$(5,740)	$5,094	$(13,701)	$(8,607)
Effect on income tax provision (benefit)	$(3,987)	$2,113	$(1,874)	$5,042	$3,168

A summary of the adjustment for 2002 is as follows:

	Three months ended March 31, 2002	Three months ended June 30, 2002	Six months ended June 30, 2002	Three months ended September 30, 2002	Nine months ended September 30, 2002
Increase (decrease) on sample expense	$12,676	$(3,177)	$9,499	$(15,509)	$(6,010)
Effect on income tax provision (benefit)	$(4,665)	$1,169	$(3,496)	$5,707	$2,211

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

The effect of the restatement on the Reported results for the three month periods ended March 31, 2003 and 2002, the three and six month periods ended June 30, 2003 and 2002, and the three and nine month periods ended September 20, 2003 and 2002 are as follows:

	Three months ended March 31, 2003		Three months ended June 30, 2003		Six months ended June 30, 2003		Three months ended September 30, 2003		Nine months ended September 30, 2003
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported
Selling and administrative	$132,195	$121,361	$134,280	$140,020	$266,475	$261,381	$140,185	$153,886	$406,660	$415,267
Operating income (loss)	(114,657)	(103,823)	43,361	37,621	(71,296)	(66,202)	193,036	179,335	121,740	113,133
Income (loss) from continuing operations before income taxes	(190,870)	(180,036)	14,562	8,822	(176,309)	(171,215)	164,113	150,412	(12,196)	(20,803)
Income tax provision (benefit)	(70,240)	(66,253)	5,366	3,253	(64,874)	(63,000)	60,393	55,351	(4,481)	(7,649)
Income (loss) from continuing operations	(120,630)	(113,783)	9,196	5,569	(111,435)	(108,215)	103,720	95,061	(7,715)	(13,154)
Net income (loss)	(121,851)	(115,004)	9,196	5,569	(112,656)	(109,436)	103,720	95,061	(8,936)	(14,375)
Net income (loss) available to common stockholder	(121,851)	(115,004)	9,196	5,569	(112,656)	(109,436)	103,720	95,061	(8,936)	(14,375)

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

	Three months ended March 31, 2002		Three months ended June 30, 2002		Six months ended June 30, 2002		Three months ended September 30, 2002		Nine months ended September 30, 2002
	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported
Selling and administrative	$119,270	$106,594	$118,024	$121,201	$237,294	$227,795	$134,340	$149,849	$371,634	$377,644
Operating income (loss)	(97,186)	(84,510)	29,781	26,604	(67,405)	(57,906)	(586,992)	(602,501)	(654,397)	(660,407)
Income (loss) from continuing operations before income taxes	(104,984)	(92,308)	16,995	13,818	(87,989)	(78,490)	(598,552)	(614,061)	(686,541)	(692,551)
Income tax provision (benefit)	(43,460)	(38,795)	7,048	5,879	(36,412)	(32,916)	73,386	67,679	36,974	34,763
Income (loss) from continuing operations	(61,524)	(53,513)	9,947	7,939	(51,577)	(45,574)	(671,938)	(681,740)	(723,515)	(727,314)
Net income (loss)	(61,109)	(53,098)	11,107	9,099	(50,002)	(43,999)	(703,765)	(713,567)	(753,767)	(757,566)
Net income (loss) available to common stockholder	(62,089)	(54,078)	10,128	8,120	(51,961)	(45,958)	(704,745)	(714,547)	(756,706)	(760,505)

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

Consolidated Balance Sheet Data:

The effect of this restatement on the reported position of the Company as of March 31, 2003, June 30, 2003 and September 30, 2003 is as follows:

	March 31, 2003		June 30, 2003		September 30, 2003
	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported
Deferred income taxes	$100,961	$96,974	$86,545	$84,671	$50,002	$53,170
Prepaid expenses and other current assets	13,344	24,178	10,687	15,781	8,364	8,364
Total current assets	493,595	500,442	630,460	633,680	697,044	700,212
Total assets	2,323,071	2,329,918	2,448,420	2,451,640	2,495,884	2,499,052
Accrued liabilities and other	53,183	53,183	60,802	60,802	59,623	68,230
Total current liabilities	246,655	246,655	374,296	374,296	296,831	305,438
Total liabilities	1,830,025	1,830,025	1,945,835	1,945,835	1,889,488	1,898,095
Accumulated deficit	(121,851)	(115,004)	(112,656)	(109,436)	(8,936)	(14,375)
Total stockholder’s equity	493,046	499,893	502,585	505,805	606,396	600,957
Total liabilities and stockholder’s equity	2,323,071	2,329,918	2,448,420	2,451,640	2,495,884	2,499,052

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

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

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

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
Net income (loss)	$103,720	$(703,765)	$(8,936)	$(753,767)
Change in cumulative translation adjustment and other	91	—	332	—

Comprehensive income (loss)	$103,811	$(703,765)	$(8,604)	$(753,767)

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002	SEPTEMBER 30, 2003	SEPTEMBER 30, 2002
	(Restated)	(Restated)	(Restated)	(Restated)
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
Net income (loss) available to common stockholders	$103,720	$(704,745)	$(8,936)	$(756,706)
Deduct: Stock-based employee compensation expense determined under the fair value method	—	(455)	—	(1,366)

Pro forma net income (loss) available to common stockholders	$103,720	$(705,200)	$(8,936)	$(758,072)

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

THREE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
	(Restated)	(Restated)	(Restated)		(Restated)
2003 (successor basis)
Net sales from external customers	$390,345	$115,166	$38,020	$14,745	$558,276
Segment operating income (loss)	148,274	39,976	6,401	(1,615)	193,036
2002 (predecessor basis)
Net sales from external customers	$388,055	$107,006	$47,517	$16,417	$558,995
Segment operating loss	(368,975)	(187,656)	(30,348)	(13)	(586,992)

NINE MONTHS ENDED SEPTEMBER 30:

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
	(Restated)	(Restated)	(Restated)		(Restated)
2003 (successor basis)
Net sales from external customers	$740,240	$169,055	$95,216	$47,905	$1,052,416
Segment operating income (loss)	122,396	822	2,898	(4,376)	121,740
2002 (predecessor basis)
Net sales from external customers	$674,534	$157,962	$110,654	$50,169	$993,319
Segment operating loss	(415,170)	(208,413)	(30,691)	(123)	(654,397)

Reconciliation of segment income (losses) to the condensed consolidated statements of operations is as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
Total income (loss) from reportable segments	$193,036	$(586,992)	$121,740	$(654,397)
Unallocated expense:
Interest expense	(28,911)	(11,561)	(85,515)	(32,145)
Debt extinguishment	—	—	(48,427)	—
Other	(12)	1	6	1

Income (loss) from continuing operations before taxes	$164,113	$(598,552)	$(12,196)	$(686,541)

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

HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(TABLES IN THOUSANDS)

FEES FOR PROFESSIONAL SERVICES

During the three and nine month periods ended September 30, 2003, the Company used strategic consulting services provided by an affiliate of one of Houghton Mifflin’s Sponsors. Fees related to such services totaled $0.9 million and $1.7 million for the three and nine month periods ended September 30, 2003.

(12) SUBSEQUENT EVENT

DEBT ISSUANCE

On October 3, 2003 HM Publishing sold 11 1/2% Senior Discount Notes due on October 15, 2013, generating gross proceeds of $150.9 million, in a private placement. The net proceeds from this offering were ultimately distributed to the equity holders as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. HM Publishing is the sole obligor of these notes, which are structurally subordinated to the debt and liabilities of the Company.

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

RESTRUCTURING

The following table sets forth the activity in restructuring reserves in the nine months ended September 30, 2003.

	FACILITIES	WORK- FORCE RELATED	OTHER	TOTAL
Balance as of December 31, 2002	$3,520	$16,754	$2,390	$22,664
Utilization	(386)	(5,062)	(2,011)	(7,459)

Balance as of September 30, 2003	$3,134	$11,692	$379	$15,205

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
	(IN MILLIONS)
Net sales:
K-12 Publishing	$390.3	$388.1	$740.2	$674.5
College Publishing	115.2	107.0	169.1	158.0
Trade and Reference Publishing	38.0	47.5	95.2	110.7
Other	14.7	16.4	47.9	50.2

Total net sales	558.3	559.0	1,052.4	993.3
Cost of sales excluding pre-publication and publishing rights amortization	182.9	185.8	403.5	379.1
Pre-publication and publishing rights amortization	41.9	50.4	119.8	120.8

Cost of sales	224.8	236.3	523.3	499.9
Selling and administrative	140.2	134.3	406.7	371.6
Intangible asset amortization	0.3	0.4	0.7	1.2
Goodwill impairment charge	—	775.0	—	775.0

Operating income (loss)	193.0	(587.0)	121.7	(654.4)
Net interest expense	(28.9)	(11.6)	(85.5)	(32.1)
Debt extinguishment costs	—	—	(48.4)	—

Income (loss) from continuing operations before taxes	164.1	(598.6)	(12.2)	(686.5)
Income tax provision (benefit)	60.4	73.4	(4.5)	37.0
Income (loss) from continuing operations	103.7	(671.9)	(7.7)	(723.5)
Discontinued operations	—	(31.8)	(1.2)	(30.3)

Net income (loss)	$103.7	$(703.8)	$(8.9)	$(753.8)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
	(Restated)	(Restated)	(Restated)	(Restated)
	(successor basis)	(predecessor basis)	(successor basis)	(predecessor basis)
	(AS A PERCENTAGE OF NET SALES)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	32.8%	33.2%	38.3%	38.2%
Pre-publication and publishing rights amortization	7.5%	9.0%	11.4%	12.2%

Cost of sales	40.3%	42.3%	49.7%	50.3%
Selling and administrative	25.1%	24.0%	38.6%	37.4%
Intangible asset amortization	—	0.1%	0.1%	0.1%
Goodwill impairment charge	—	138.6%	—	78.0%

Operating income (loss)	34.6%	(105.0)%	11.6%	(65.9)%
Net interest income (expense)	(5.2)%	(2.1)%	(8.1)%	(3.2)%
Debt extinguishment costs	—	—	(4.6)%	—
Income tax provision (benefit)	10.8%	13.1%	(0.4)%	3.7%

Income (loss) from continuing operations	18.6%	(120.2)%	(0.7)%	(72.8)%
Discontinued operations	—	(5.7)%	(0.1)%	(3.0)%

Net income (loss)	18.6%	(125.9)%	(0.8)%	(75.9)%

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

Selling and Administrative

Selling and administrative expenses in the third quarter of 2003 increased $5.9 million, or 4.4%, to $140.2 million from $134.3 million in the third quarter of 2002. Higher selling and administrative expenses were due mainly to the acquisition of Kingfisher, which increased selling and administrative expenses by $1.4 million, increased stand-alone costs of $1.4 million, and higher consulting costs.

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

Operating Income

Operating income for the three months ended September 30, 2003 increased $780.0 million to $193.0 million from an operating loss of $587.0 million for the same period in 2002. The increase is primarily attributable to a one time goodwill impairment charge of $775.0 million taken in the period ended September 30, 2002.

K-12 Publishing. The K-12 Publishing segment’s operating results for the three months ended September 30, 2003 increased $517.2 million to $148.3 million from a loss of $369.0 million for the same period in 2002. Included in the operating loss for 2002 was $505.4 million of a goodwill impairment charge. Excluding the goodwill impairment charge, operating income rose $11.9 million, or 8.7%, from $136.4 million in the three months ended September 30, 2002. The increase in operating income was due to higher sales, lower editorial costs, lower pre-publication amortization, and lower selling and marketing costs partially offset by higher manufacturing costs due to higher testing sales which carry higher unit manufacturing costs and higher publishing rights amortization.

College Publishing. The College Publishing segment’s operating income in the third quarter of 2003 increased $227.6 million to $40.0 million from a loss of $187.7 million in 2002. Included in the operating loss for 2002 was $226.3 million for the goodwill impairment charge. Excluding the goodwill impairment charge in 2002, operating income increased $1.4 million or 3.6%. The increase was mainly due to higher net sales, partially offset by higher publishing rights amortization and employee retention charges.

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

Income Taxes

The income tax provision in the third quarter of 2003 decreased $13.0 million, or 17.7%, to $60.4 million from $73.4 million in the third quarter of 2002. This decrease was due to the lower income from continuing operations, excluding the goodwill impairment charge in the third quarter of 2002 which was not tax deductible, and a decrease in the effective tax rate to 36.8% in the third quarter of 2003 from 42.0% in the third quarter of 2002. The decrease in the effective tax rate was due to a lower percentage of non-deductible expenses in 2003.

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

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

Cost of sales excluding pre-publication and publishing rights amortization for the nine months ended September 30, 2003 increased $24.4 million, or 6.4%, to $403.5 million from $379.1 million for the same period in 2002. The increased cost of sales was primarily due to higher manufacturing costs, higher implementation costs, and higher editorial costs. The higher manufacturing costs of $18.9 million were primarily due to the higher sales as well as a higher inventory step-up charge of $5.5 million as a result of the Acquisition. The higher implementation costs of $3.7 million were due to increased sales as well as higher implementation rates in certain state adoptions. Increased editorial expenses of $3.7 million were incurred for new program development and product revisions in preparation for sales opportunities in 2004 and beyond. Cost of sales increased as a percentage of net sales to 38.3% in the nine months ended September 30, 2003 from 38.2% in the same period in 2002. The slight increase in cost of sales as a percentage of net sales was primarily due to higher implementation costs and inventory step-up charge.

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

Selling and Administrative

Selling and administrative expenses for the nine months ended September 30, 2003 increased $35.1 million, or 9.4%, to $406.7 million from $371.6 million during the same period for 2002. As a percentage of net sales, selling and administrative expenses increased to 38.6% for the nine month period ended September 30, 2003 compared to 37.4% for the same period in 2002. Higher selling and administrative expenses were due mainly to the incremental costs for retention agreements with key employees of $20.4 million, increased severance costs of $1.2 million, the acquisition of Kingfisher, which increased selling and administrative expenses by $4.0 million, stand-alone costs of $2.6 million, higher employee benefit costs, and increased consulting costs. These costs were partially offset by lower sampling expense of $5.1 million.

Goodwill Impairment Charge

During the nine months ended September 30, 2002, we recorded a $775.0 million charge relating to the impairment of the goodwill arising from the Vivendi Purchase.

Intangible Asset Amortization

Intangible asset amortization for the nine months ended September 30, 2003 decreased $0.5 million, or 36.3%, to $0.7 million from $1.2 million during the same period for 2002. The decrease in intangible asset amortization was due to the fair value accounting at the time of the Acquisition.

Operating Income

Operating income for the nine months ended September 30, 2003 increased $776.1 million to $121.7 million from an operating loss of $654.4 million for the same period in 2002. The operating loss for the nine months ended September 30, 2002 included the goodwill impairment charge of $775.0 million.

K-12 Publishing. The K-12 Publishing segment’s operating results for the nine months ended September 30, 2003 increased $537.6 million to $122.4 million from a loss of $415.2 million for the same period in 2002. Included in the operating loss for 2002 was $505.4 million of goodwill impairment charge. Excluding the goodwill impairment charge, operating income rose $32.2 million, or 35.7%, from $90.2 million in the nine months ended September 30, 2002. The increase in operating income was primarily due to higher sales and lower sampling expense of $5.7 million, partially offset by higher implementation costs, the impact of higher inventory step-up amortization from the Acquisition, higher editorial costs, and the incremental cost of retention agreements with key employees.

College Publishing. The College Publishing segment’s operating income through September 30, 2003 increased $209.2 million to $0.8 million from a loss of $208.4 million in 2002. Included in the operating loss for 2002 was $226.3 million for the goodwill impairment charge. Excluding the goodwill impairment charge in 2002, operating income decreased $17.1 million. The decrease was mainly due to higher publishing rights amortization resulting from the Acquisition, charges related to retention agreements for key employees, and higher depreciation expense for technology initiatives in digitizing our content, partially offset by the higher sales.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating income increased $33.6 million to $2.9 million from an operating loss of $30.7 million for the third quarter of 2002. Included in the 2002 operating loss was $43.3 million of goodwill impairment charge. Excluding the goodwill impairment charge on 2002, operating income decreased $9.6 million. The decrease in operating income was the result of lower net sales, increased manufacturing costs as a percent of sales primarily due to a change in the mix of products sold, which resulted in a higher percentage of revenues from products with higher unit manufacturing costs, and the effect of employee retention charges.

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

Income Taxes

Income taxes for the nine months ended September 30, 2003 was a $4.5 million benefit compared to a $37.0 million provision in the same period for 2002. The income tax benefit in 2003 was primarily due to the loss from continuing operations and an effective tax rate of 36.8%. The goodwill impairment charge in 2002 was not tax deductible. The income tax provision in 2002 was due to income from continuing operations, excluding the impact of the goodwill impairment charge and an effective tax rate of 42.2%.

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

Net cash provided by operating activities was $27.9 million in the first nine months of 2003, a $109.3 million decrease from the $137.2 million of cash provided by operating activities during the first nine months of 2002. Results from continuing operations excluding depreciation, amortization, deferred financing amortization and extinguishment, and goodwill impairment charges decreased by $21.4 million primarily due to increased costs from retention agreements for key employees, higher interest expense, and debt extinguishment costs, partially offset by higher sales. Changes in operating assets and liabilities used $85.4 million more cash during the nine months ended September 30, 2003 than in the same period in 2002 mainly due to higher receivables, increased pension contributions, and a tax refund received in 2002.

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

On October 3, 2003 HM Publishing sold 11 1/2% Senior Discount Notes due on October 15, 2013, generating gross proceeds of $150.9 million, in a private placement. The net proceeds from this offering were ultimately distributed to the equity holders as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. HM Publishing is the sole obligor of these notes, which are structurally subordinated to the debt and liabilities of the Company.

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

HOUGHTON MIFFLIN COMPANY (Registrant)

/S/ ANTHONY LUCKI
Anthony Lucki President and Chief Executive Officer

/S/ SYLVIA METAYER
Sylvia Metayer Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer (Chief Accounting Officer)

Date: March 25, 2004