Form 10-K
period 2003-12-31
HOUGHTON MIFFLIN CO
filed 2004-03-30
CIK 48638

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 333-105746

Houghton Mifflin Company

(Exact Name of Registrant Issuer as Specified in Its Charter)

Massachusetts	04-1456030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

222 Berkeley Street

Boston, Massachusetts 02116

(617) 351-5000

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on June 30, 2003 was zero.

Number of shares outstanding of each of the issuer’s classes of Common Stock as of March 30, 2004:

Common Stock, Par Value $1 Per Share, 1,000 shares.

HOUGHTON MIFFLIN COMPANY

Form 10-K

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Houghton Mifflin’s actual results could differ materially from the expectations described in the forward-looking statements. Some of the factors that might cause such a difference are discussed in the sections entitled “‘Safe Harbor’ Statement under Private Securities Litigation Reform Act of 1995” on page 12 and “Risk Factors” beginning on page 36 of this Form 10-K, respectively.

In this Form 10-K, the term “Houghton Mifflin” refers to Houghton Mifflin Company; the term “Publishing” refers to HM Publishing Corp., Houghton Mifflin’s parent; the term “Holdings” refers to Houghton Mifflin Holdings, Inc., Publishing’s parent; and the terms “we,” “our,” “ours,” “us,” and “Company” refer to Houghton Mifflin and its subsidiaries.

i

PART I

Item 1. Business

(a) General Development of Business

Houghton Mifflin Company was incorporated in 1908 in Massachusetts as the successor to a partnership formed in 1880. Antecedents of the partnership date back to 1832. We are a leading publisher in the pre-kindergarten through grade twelve (“K-12”) and college education, trade and reference, and educational, clinical, and professional testing markets in the United States. In the K-12 education market, we focus on core subjects such as reading, language arts, literature, mathematics, world languages, and social studies, which we believe represent that market’s largest and highest priority funding areas. We also provide K-12 educational and clinical assessments and related services. In the college education market, we primarily target introductory courses with the largest enrollments. In the trade and reference market, we publish an extensive line of fiction and non-fiction books for adults and children, dictionaries, and other reference materials. In the professional testing markets, we provide various testing and assessment products and services. Our diverse product offerings are classified into four reporting segments:

K-12 Publishing. Our K-12 Publishing segment develops comprehensive educational programs, comprised primarily of textbooks, workbooks, supplemental materials, teaching guides, technology-based components, and other resources. We also provide testing and assessment services.

College Publishing. Our College Publishing segment publishes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, teacher materials, and other materials, primarily for introductory college-level courses. We also sell college products in the high school advanced placement market.

Trade and Reference Publishing. This segment publishes fiction and non-fiction books for adults and children, dictionaries, and other reference materials for the trade market worldwide.

Other. This segment includes our Promissor Division as well as unallocated corporate items. Our Promissor Division develops and provides testing services and products for professional certification and licensure, as well as employment screening, placement and evaluation to regulatory entities, professional associations and corporations.

Acquisitions and Dispositions

On December 5, 2003, we acquired Edusoft, a San Francisco, California-based assessment platform provider. On October 14, 2003, we acquired Cognitive Concepts, Inc. (“CCI”), a provider of research-based supplemental education tools.

On April 1, 2003, Houghton Mifflin sold 100% of the outstanding shares of Curriculum Advantage, Inc. (“Curriculum Advantage”).

On December 30, 2002, Houghton Mifflin was acquired by, and subsequently merged with, Versailles Acquisition Corporation (the “Acquisition”), a wholly owned subsidiary of Holdings, a company beneficially owned by Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), and The Blackstone Group and its affiliates (“Blackstone” and collectively with THL and Bain Capital, the “Sponsors”). Holdings acquired all of Houghton Mifflin’s share capital from Vivendi Communications North America, Inc. (“Vivendi Communications,” together with its parent, Vivendi Universal, S.A., “Vivendi”) and on September 17, 2003 transferred its interest in Houghton Mifflin’s share capital to Publishing, its wholly owned subsidiary.

On December 30, 2002, Houghton Mifflin acquired Kingfisher Publishing plc (“Kingfisher”), a UK-based publisher of reference material and fiction and non-fiction books for children.

On July 7, 2001, an indirect wholly owned subsidiary of Vivendi acquired 100% of Houghton Mifflin’s common stock (the “Vivendi Purchase”). Prior to the Vivendi Purchase, we were a public company.

(b) Financial Information About Segments;

Financial information about Houghton Mifflin’s reporting segments is in Part II, Item 8, Notes to Consolidated Financial Statements in Note 16 under the heading “Segment Information” beginning on page F-48, and Part II, Item 6, Selected Financial Data beginning on page 10.

(c) Narrative Description of Business

As a publisher, Houghton Mifflin shapes ideas, information, and instructional methods into various media that satisfy the lifelong need of people to learn, gain proficiency, and be entertained. We seek out, select, and generate worthwhile concepts and then enhance their value and accessibility through creative development, design, production (performed by outside suppliers), marketing, sales, and distribution. While Houghton Mifflin’s works have been published principally in printed form, we publish programs or works in other formats including computer software, laser discs, CD-ROM, and Internet-based platforms.

Business Segments

K-12 Publishing

Overview

Our K-12 Publishing segment develops and markets comprehensive educational programs and assessments targeted to the more than 53 million students in over 115,000 elementary and secondary schools in the United States, principally in the core academic subjects. Our products and services include textbooks, workbooks, supplemental materials, technology-based products, teaching guides and other resources, and provide teacher training, as part of a full-service offering to schools, educators, and students. With an in-house editorial staff supplemented by external specialists, the Company develops programs that can be aligned to state standards and customized for specific state requests. In addition, through Riverside and Edusoft, our K-12 Publishing segment offers a wide range of educational, cognitive, and developmental standardized testing products in print, CD-ROM, and online formats, targeting the educational and clinical assessment markets.

In the educational publishing industry, materials are often described as “basal” or “supplemental.” Basal materials are comprehensive programs intended to provide a complete course of study in a subject, either at a single grade level or across grade levels, and are the primary source of classroom instruction. They typically include a student textbook and a variety of ancillary materials such as teacher’s editions, charts, classroom displays, classroom handouts, workbooks, tests, CD-ROMs, and online materials. Supplemental materials provide focused information about a topic or practice in a particular skill, but not the comprehensive system of materials offered in a basal program. These materials are used both as alternatives and as supplements to core basal textbooks, enabling local educators to tailor standard programs to the specific needs of their students cost-effectively. Unlike K-12 basal programs, supplementals are purchased irrespective of adoption schedules, creating net sales and earnings that do not vary greatly with the adoption cycle. In addition, the development of supplemental materials tends to require significantly less capital investment than the development of a basal program.

Adoption Process

Adoption is the process by which public elementary and secondary schools select and purchase new instructional materials. The terms “adopt” and “adoption” are often used to describe the overall process of a state governing body’s official approval of basal programs for selection and purchase by that state’s school districts, or an individual school or school district’s selection and purchase of basal programs.

Twenty states approve basal programs on a statewide basis for a particular subject (“adoption states”). These states represent approximately one-half of the U.S. elementary and secondary school-age population. The selections typically occur every five to seven years according to a schedule publicized many years in advance. Historically, deviations from announced adoptions have been minimal. The funding for the purchase of the materials in an adoption state is approved at the state level and is appropriated by subject. Typically, a school or school district within an adoption state may use state funding to purchase instructional materials only from the list of programs that have been adopted by the particular state’s governing body. After the state entities have approved instructional materials, individual schools later decide the quantity and timing of their purchases.

In the other states, referred to as “open states” or “open territories,” each individual school or school district can purchase materials without restrictions. Schools and school districts in open territories often consider decisions made in large adoption states when making their own purchasing decisions.

In adoption states, the state school board’s decision to approve a certain program developed by an educational publisher depends on recommendations from textbook committees, which are often comprised of educators and curriculum specialists. To ensure the approval and subsequent successful marketing of a new textbook program, we conduct extensive market research, including: (i) discussions of the planned curriculum with the state level curriculum advisors to secure their support; (ii) development of prototype textbooks that are focus-tested with educators, often against competing programs, to gather feedback on the program’s content and design; and (iii) incorporation of qualitative input from existing customers in terms of classroom needs. Historically, it has been rare that any of the major educational publishers has failed to have a program listed in a state for which it has invested significantly in development. However, a publisher’s ultimate market share in a given state will generally depend on the quality of its program and materials, the magnitude of its marketing and sales efforts and the strength and nature of its relationships with key decision makers at the district level.

We generally develop a national edition for sale in open territories and smaller adoption states, while customizing the program for states that represent large purchasing opportunities. The sales organization presents to school boards and textbook selection committees, which in turn make recommendations to departments of education in adoption states and to district level school boards in open territories. We believe that documented success in adoption states, especially California, Texas, and Florida, which in the aggregate comprised almost 25% of the market in recent years, can often positively influence a publisher’s sales efforts in open territories.

Once an adoption schedule is set, we analyze upcoming opportunities and begin to develop content for our basal programs. The preparation for any new program includes an upfront investment in research and editorial costs, which generally begins up to three years before a major new adoption. Additional investment is required to tailor content to specific adoption states, with the amount of the investment depending upon the potential size of the opportunity but generally being less than the initial investment. Because the adoption cycle is staggered by subject, positive cash flows from existing programs are used to finance spending for new program development.

Supplementary materials and assessments are not adopted through this process. Supplementary materials are sold as off-the-shelf materials to schools and districts. Assessment programs are either bought as custom programs for state-wide assessment, following a request for proposal process, or as off-the-shelf products in schools and districts.

Operations

Our K-12 Publishing segment operates through five primary divisions: School, McDougal Littell, Great Source (including CCI), Riverside, and Edusoft. Each division benefits from strong relationships with its customers, most of which have been developed over many years through a service-based approach to designing, marketing, and implementing its programs.

School. Our School Division develops and markets leading basal programs for the kindergarten through grade eight market utilizing the Houghton Mifflin brand. The division focuses its publishing portfolio on the subjects that have consistently received the highest priority from educators and politicians, namely reading, language arts (including spelling and English), mathematics, and social studies. In each subject, we design comprehensive learning programs and then market a variety of proprietary products to maximize teaching effectiveness, including textbooks, workbooks, teachers’ guides and resources, audio/visual aids, and technology-based products.

McDougal Littell. Our McDougal Littell Division develops and markets basal programs for the grades six through twelve market utilizing the McDougal Littell brand. The division publishes products and provides services in five of the six major educational subjects: literature/language arts, mathematics, social studies, world languages, and science. Vocational studies is the only subject in which McDougal Littell does not compete. The editorial process, like that of the School Division, involves significant market research. McDougal Littell designs broad programs for middle school grades and course-specific products for high school.

Great Source. Our Great Source Division develops and markets instructional, curriculum-based educational supplements for pre-kindergarten through grade twelve utilizing various brands, including the Write Source brand. The division offers such products as handbooks, instructional kits, summer school and after-school curricula, consumable student practice books, and test review books, as well as other resources. These materials supplement the core curriculum, allowing local educators to tailor standard programs for the specific needs of their students cost-effectively. Many of Great Source’s product lines sell well outside the adoption cycle, creating a recurring revenue stream that does not vary greatly with the adoption schedule.

Riverside. Our Riverside Division develops and markets testing and assessment products for the grades K-12 and clinical markets. The division’s tests include: (i) norm-referenced tests, or NRTs, which compare students to national performance levels; (ii) criterion-referenced tests, or CRTs, which are standards-based educational assessments, frequently customized for state educational entities; and (iii) clinical tests, which assess intellectual, cognitive and behavioral development.

Edusoft. Our Edusoft Division develops and sells testing technology to the K-12 market. The Edusoft product is a web-based assessment platform that helps school districts, administrators, teachers, and parents track student performance on state standards through three kinds of tests: state exams, district benchmarks, and in-class teacher tests. The division’s testing and reporting solution gives districts the information they need to help improve instruction and student performance.

Sales and Marketing

Our major regional sales offices for the K-12 Publishing segment are in California, Georgia, and Texas. Each division in the K-12 Publishing segment has its own dedicated sales force, comprised largely of former educators. The School and McDougal Littell Divisions each employ a sales force in excess of 200 people. The Great Source, Riverside, and Edusoft sales forces are smaller. The Great Source sales force works with the School and McDougal Littell Divisions to maximize customer relationships. McDougal Littell also markets our College Division’s texts for high school advanced placement courses.

We focus on maintaining strong relationships with decision-makers in the adoption states, including teachers, district administrators, and state policymakers. Our sales forces canvass the open territory states, strengthening relationships with decision-makers. Marketing efforts begin at the conception of the development of a new program. In the case of states where our programs are already established, marketing efforts are continuous. Formal market research efforts include educator focus groups, prototypes of student and ancillary materials, and comparisons against competing products. Additional informal market research includes ongoing feedback from the sales force in identifying teachers’ and students’ requirements. Our marketing and editorial staffs work together closely to incorporate the results of research into product development and to develop the most updated, research- and needs-based curricula. Once product development is complete, our sales campaign involves product presentations and sampling along with presentations by key authors. Sending free sample copies is an essential part of marketing instructional materials. In addition, once a program is purchased, we may provide a variety of free materials to purchasers. These free materials, usually called “implementation” materials, are a cost of doing business. We also conduct training sessions within a school district that has purchased our materials to help teachers learn to use our products effectively and provide professional development services for which we can charge fees.

College Publishing

Overview

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

In the post-secondary market, the faculty generally selects the textbooks and other materials to be used in class, acting either as a committee or individually. Affiliated college bookstores and large retail chains order post-secondary educational materials based on professors’ selections for purchase by college students. Historically, approximately 30% of all student purchases in the college market are used books. In the private career school market, the institution generally purchases products directly from the publisher and requires students to purchase those products from the institution as part of the tuition. For high school advanced placement courses, which generate a significant portion of the College Division’s net sales, the selection of college-level materials is made through the adoption or open-territory selection processes described above.

College textbooks generally are updated every three to four years by authors and publishers. Textbooks with a current-year copyright date are referred to in the industry as “frontlist,” textbooks with a subsequent year copyright date are referred to as “early in-stock,” and textbooks with an older copyright date are referred to as “backlist.” The success of each year’s frontlist and early in-stock titles significantly influences sales of backlist titles in subsequent years. Consequently, most of the selling and marketing activities of college publishers focus on promoting frontlist and early in-stock titles.

Operations

The College Division’s products are offered primarily to the post-secondary higher education market in traditional print, electronic, and Internet-based formats; virtually all major print textbooks now have an integrated technology component such as a website or multimedia CD-ROM. The College Division also sells many of its products to high school advanced placement courses through a dedicated advanced placement sales force within McDougal Littell and to certificate-granting, for-profit institutions that offer skill-based training and job placement.

We have a portfolio of titles by highly regarded authors who are experts in their respective disciplines. Our authors, as is common industry practice, agree to certain non-compete provisions that prevent them from authoring for other publishers’ books and technology-based products that directly compete with the products that they create for us. Authors who are experts in their field write the majority of a book while the in-house editorial staff focuses on pedagogical development, layout, graphics, and refinement.

A significant portion of our college content is digitally stored and indexed, which enables the efficient development of new electronic and print products, optimizes the customization process, and allows publication in concurrent multi-media formats. Additionally, with nearly all college students utilizing the Internet, the College Division supports more than 600 textbook-related websites for students and professors.

Sales and Marketing

The College Division employs a sales and marketing force in excess of 180 people that promotes products to college faculty through a combination of on-campus visits, shipments of sample products, and direct marketing. As professors have embraced e-mail and the Internet to a greater extent in recent years, the role of direct marketing, especially e-mail correspondence, has increased significantly. Our sales force continually canvasses college faculty with our products. In addition, a dedicated McDougall Littell sales force sells advanced placement products in the high school market.

Trade and Reference Publishing

Overview

The Trade and Reference Publishing segment consists of the Trade and Reference Division, a publisher of quality fiction and non-fiction books for adults and children, dictionaries, and other reference materials, and Kingfisher, a U.K.-based publisher of childrens’ fiction and non-fiction titles and reference materials for the trade market worldwide.

We are a niche publisher specializing in high-quality adult and children’s books that generate strong backlist sales. Among our publications, our adult list includes fiction, non-fiction, field guides, and cookbooks. Our children’s list includes board books, picture books, and young adult novels. The market for reference materials, including dictionaries and thesauruses, is characterized by stable spending patterns and significant concentration among a small number of well-recognized brands. Despite the growing accessibility and desirability of the Internet as an information source, we believe the Internet has not significantly affected the usage levels of print dictionaries and thesauruses, which offer relative convenience and ease of use. Nevertheless, we believe web-based and other electronic resources will continue to develop and drive industry growth by addressing changing consumer behavior. Moreover, certain reference publishers, including us, have taken steps to digitize existing content in order to exploit online opportunities. Typically, these publishers will license their content to online providers.

Operations

The Trade and Reference Publishing segment publishes quality fiction and non-fiction books for adults and children, dictionaries, and other reference works under brands such as Houghton Mifflin, Mariner Books, Clarion Books, American Heritage dictionaries, and Kingfisher. Our Trade and Reference Publishing segment generates a majority of its sales from its backlist of more than 3,000 titles, thereby reducing its dependence on introducing bestsellers each year.

Sales and Marketing

The Trade and Reference Publishing segment’s marketing and publicity strategies focus on both booksellers and end consumers and contribute significantly to the success of an author and/or title. The Trade and Reference Publishing segment employs a sales force that principally covers the reseller marketplace, including retail chains, independent bookstores, online booksellers, wholesalers, and a variety of non-traditional book outlets. We also use our other divisions’ sales forces to sell trade and reference products into the K-12 and college markets. Reference materials, in particular, are sold to K-12 schools and colleges, as well as to office supply distributors and businesses. Our Trade and Reference Publishing segment also licenses book rights and content to paperback publishers, book clubs, websites, and other publishers as well as electronic businesses in the United States and abroad.

Other

Overview

Promissor is a developer and provider of testing services and products for professional certification and licensure. Generally, the professional assessment market has a highly fragmented customer base with numerous niche participants competing in various segments. Regulatory and professional associations typically select vendors based on detailed responses to extensive requests for proposals. We believe the test-vendor selection process is generally based on a combination of variables that represent “best value” to the agency or organization, including the vendor’s reputation as a quality service provider and is primarily based on the quality of the service provided and the nature of the relationship developed with the key decision-maker. Services are contracted for multiple years and are characterized by high renewal rates. In addition, this segment includes unallocated corporate items.

Operations

Promissor provides testing services and products for professional certification and licensure as well as employment screening, placement, evaluation, and fingerprinting in the United States and internationally. Promissor and its predecessors have operated in the assessment industry for more than twenty years. This division has approximately 140 proprietary testing centers nationwide. In addition, it offers information technology and other certification testing services at over 500 locations internationally. It works with clients to design assessment solutions, provide content management software tools, and deliver tests or support services. On behalf of its regulatory and professional association clients, Promissor provides the tests required to license or certify insurance brokers, nurse aides, real estate agents, and many other occupations and professions.

Sales and Marketing

Promissor markets its services to regulatory, licensing and certification entities, trade associations, and corporations worldwide.

Printing and Binding; Raw Materials

We outsource the printing and binding of our products, with approximately 80% of our printing currently handled by Quebecor Publishing, R.R. Donnelly & Sons, Banta Corporation, Von Hoffman Press, Webcrafters, and Lehigh Press. We have a procurement agreement with each printer that provides volume and scheduling flexibility and price predictability. We have a longstanding relationship with each printer.

Paper is one of the principal raw materials we use. We purchase our paper directly from four suppliers and one paper merchant with whom we have various agreements that protect against price increases. We have not experienced and do not anticipate experiencing difficulty in obtaining adequate supplies of paper for our operations, as we have contracts with numerous reliable suppliers that assure us 100% availability on all main paper grades that we procure. While local prices fluctuate depending upon local market conditions, average market paper prices remained relatively flat in 2003.

Seasonality; Customers

In the K-12 market, we sell primarily to state education departments and individual school districts and schools. We market our College products to faculty at colleges; once our textbooks are selected, they are ordered by affiliated college bookstores and large retail chains for purchase by students. We market our Trade and Reference products to various retail chains, wholesalers, and bookstores, and our Promissor services to regulatory and trade associations and corporations.

In the K-12 market, we typically receive payment for our products and services from individual school districts, and to a lesser extent individual schools and states. In the college and trade and reference markets, we receive payment for our products and services from book distributors and retail booksellers. In the case of our testing and assessment products and services, we receive payment from the individually contracted parties.

We derive approximately 85% of our revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September. Thus, we realize approximately 75% of consolidated net sales in these quarters.

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on our year-to-year revenues. No single customer accounts for more than 10% of our consolidated net sales. Our largest single customer is Barnes & Noble, which purchases both Trade and Reference and College products. Although the loss of a single customer (including Barnes & Noble) or a few customers would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year revenue performance.

Distribution

We operate five distribution facilities from which we coordinate our own distribution process: two in Indianapolis, Indiana and one in each of Geneva, Illinois; Kennesaw, Georgia; and Dallas, Texas. Additionally, some adoption states require us to use in-state textbook depositories for educational materials sold in that particular state. Riverside ships its products directly from vendor site locations. We utilize delivery firms including United Parcel Service, Inc., FedEx Corporation, and DHL Worldwide Express Inc. to facilitate the principally ground transportation of products.

Competition

We sell our products in highly competitive markets. In these markets, product quality and customer service are major factors in generating sales growth. Other factors affecting sales growth in the K-12 market include the level of student enrollment in subjects that are up for adoption and the level of spending per student in each state and/or school district. Profitability is affected by industry developments including: (i) increasingly competitive selling, sampling, and implementation costs; (ii) rising development costs due to customers’ requirements for more customized instructional materials and assessment programs; and (iii) higher technology costs due to the increased number of textbook program components developed in digital formats.

We compete with large publishers such as Reed Elsevier plc, Pearson plc, and The McGraw-Hill Companies, Inc. We have three primary competitors in the K-12 market, seven in the college market, six in the trade and reference market and two in the corporate certification and testing market.

Employees

As of February 29, 2004, we employed approximately 3,459 regular employees. Approximately 1,381 of our employees are located in Boston, Massachusetts; 1,103 in Chicago, Illinois; 422 in Philadelphia, Pennsylvania; and 232 in Indianapolis, Indiana. Our sales force makes up approximately 22% of our employees. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are generally good.

Intellectual Property

Our principal intellectual property assets consist of our trademarks and copyrights in our content, as well as other rights in our brand names. Substantially all of our publications are protected by copyright, whether registered or unregistered, either in our name or in the name of the author of the work. Such copyrights protect our exclusive right to publish the work in the United States and in many countries abroad for specified periods: in most cases for the author’s life plus 70 years, but in any event a minimum of 28 years for works published prior to 1978 and 35 years for works published thereafter.

We do not own any material patents, franchises or concessions, but we have registered certain trademarks and service marks in connection with our publishing businesses. We believe we have taken, and take in the ordinary course of business, all appropriate available legal steps to protect our intellectual property in all relevant jurisdictions.

Environmental Matters

We generally contract with independent printers and binders for their services, and our operations are generally not otherwise affected by environmental laws and regulations. However, as the owner and lessee of real property, regardless of fault, it is possible that we could face liability if contamination were to be discovered on the properties we own or lease. We are currently unaware of any material environmental liabilities or other material environmental issues relating to our properties or operations and anticipate no material expenditures for compliance with environmental laws or regulations.

(d) Financial Information About Geographic Areas.

Export sales are not significant to Houghton Mifflin’s four reporting segments.

Item 2. Properties

Our principal executive office is located at 222 Berkeley Street, Boston, Massachusetts.

The following table describes the approximate building areas, principal uses and the years of expiration on leased premises of our significant operating properties as of January 15, 2004. We believe that these properties are suitable and adequate for our present and anticipated business needs, satisfactory for the uses to which each is put, and, in general, fully utilized.

Location	Expiration Year: (Leased Premises)	Approximate Area	Principal Use of Space	Segment Used By
		(in square feet)
Owned Premises:
Indianapolis, Indiana		503,000	Offices and warehouse	K-12 Publishing and College Publishing
Geneva, Illinois		486,000	Customer service, offices and warehouse	K-12 Publishing
Leased Premises:
Indianapolis, Indiana	2007	361,200	Warehouse	Trade and Reference Publishing and K-12 Publishing
Boston, Massachusetts	2007	301,000	Corporate headquarters	All segments
Evanston, Illinois	2017	139,000	Offices	K-12 Publishing (McDougal Littell)
Itasca, Illinois	2006	75,000	Offices	K-12 Publishing (Riverside)
Dallas, Texas	2005	70,000	Sales office and warehouse	K-12 Publishing
Bala Cynwyd, Pennsylvania	2011	66,000	Offices	Other (Promissor)
Wilmington, Massachusetts	2005	50,000	Customer service and offices	K-12 Publishing (Great Source)
Itasca, Illinois	2006	50,000	Office and print and scoring manufacturing center	K-12 Publishing (Riverside)
Kennesaw, Georgia	2006	39,000	Warehouse and sales office	K-12 Publishing
New York, New York	2004	30,000	Offices	College Publishing and Trade and Reference Publishing
Addison, Illinois	2006	26,000	Offices	K-12 Publishing (Riverside)
Evanston, Illinois	2004	25,000	Offices	Other (Promissor)
St. Charles, Illinois	2006	17,000	Customer service and sales offices	College Publishing
Boston, Massachusetts	2005	11,000	Offices	K-12 Publishing

In addition, we lease approximately 10 smaller sales offices. Promissor leases approximately 140 additional smaller facilities for use as testing centers.

Item 3. Legal Proceedings

We are from time to time involved in litigation incidental to the conduct of our business. We believe that no litigation currently pending against us, if adversely determined, would have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

By written consent in lieu of a meeting of the sole stockholder of Houghton Mifflin, dated October 8, 2003, the size of the board of directors was increased from ten to eleven and Anthony Lucki was elected as a director.

The following directors continued their terms in office following the date of the consent: David Blitzer, Charles Brizius, Robert Friedman, Jonathan Goodman, Seth Lawry, James Levy, Mark Nunnelly, Michael Perik, Scott Sperling, and Michael Ward.

By written consent in lieu of a meeting of the sole stockholder of Houghton Mifflin, dated December 3, 2003, the size of the board of directors was increased from eleven to twelve and Steve Gandy was elected as a director.

The following directors continued their terms in office following the date of the consent: David Blitzer, Charles Brizius, Robert Friedman, Jonathan Goodman, Seth Lawry, James Levy, Anthony Lucki, Mark Nunnelly, Michael Perik, Scott Sperling, and Michael Ward.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of equity Securities

Houghton Mifflin has no publicly traded common stock.

Item 6. Selected Financial Data

We derived the selected historical consolidated statement of operations data and consolidated statement of cash flow data for the years December 31, 2003 and 2002 and the periods July 7, 2001 through December 31, 2001 and January 1, 2001 through July 6, 2001 and the selected historical consolidated balance sheet data as of December 31, 2003 and December 31, 2002 from the historical financial statements of Houghton Mifflin appearing elsewhere in this annual report on Form 10-K, which have been audited by PricewaterhouseCoopers LLP, independent accountants for the years ended December 31, 2003 and 2002, and Ernst & Young LLP for the periods July 7, 2001 through December 31, 2001 and January 1, 2001 through July 6, 2001. We derived the selected historical consolidated statement of operations data and consolidated statement of cash flow data for the years ended December 31, 2000 and 1999 and the selected historical consolidated balance sheet data as of December 31, 2001, 2000 and 1999 from the historical financial statements of Houghton Mifflin, which are not included in this Form 10-K, and which have been audited by Ernst & Young LLP, independent accountants.

You should read the selected historical consolidated financial data set forth below in conjunction with, and the data is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Year Ended	Periods Ended				Years Ended
	(Successor Basis) December 31, 2003	(Predecessor Basis)			(Pre-predecessor Basis)
		Year Ended December 31, 2002	July 7, 2001 through December 31, 2001		January 1, 2001 through July 6, 2001(a)	December 31, 2000(a)		December 31, 1999(a)
	(dollars in thousands)
Statement of Operations Data:
Net sales	$1,263,536	$1,194,568	$693,028		$436,180	$1,001,735		$933,326
Cost of sales excluding pre-publication and publishing rights amortization	500,267	470,079	279,831		231,262	404,037		372,647
Pre-publication and publishing rights amortization	161,324	155,200	76,254		28,963	51,990		48,973

Cost of sales	661,591	625,279	356,085		260,225	456,027		421,620
Selling and administrative	550,900	496,215	197,764		260,723	372,685		362,200
Intangible asset amortization	1,368	1,566	549		16,139	30,942		29,885
Goodwill impairment charge (b)	—	775,000	—		—	—		—
Acquired in-process research and development	—	—	—		—	1,300		—
Operating income (loss)	49,677	(703,492)	138,630		(100,907)	140,781		119,621
Net interest expense	(112,639)	(42,638)	(25,324)		(17,975)	(31,804)		(29,736)
Debt extinguishment costs	(48,427)	—	—		—	—		—
Other income (expense)	(39)	—	(43)		(4,204)	(7,290)		(5,100)

Income (loss) from continuing operations before income taxes and extraordinary item	$(111,428)	$(746,130)	$113,263		$(123,086)	$101,687		$84,785

Other Operating Data:
Depreciation and amortization	195,015	186,736	85,125		54,044	99,168		90,844
Capital expenditures excluding pre- publication (c)	26,037	39,519	16,836		13,778	22,318		30,808
Capital expenditures pre-publication (c)	95,610	95,178	45,572		42,841	87,249		66,401
Ratio of earnings to combined fixed charges and preferred dividends (d)	(d)	(d)	4.6	x	(d)	3.6	x	3.3	x
Cash Flow Data:
Cash flows from (used in) continuing operating activities	$185,260	$302,033	$360,551		($108,005)	$119,423		$146,879
Cash flows used in continuing investing activities	(171,506)	(140,465)	(80,884)		(65,322)	(129,336)		(103,995)
Cash flows from (used in) continuing financing activities	68,086	(65,247)	(269,258)		172,205	13,341		8,514
Net Sales Operating Segments:
K-12 Publishing	$848,372	$773,031	$454,476		$339,235	$724,758		$668,214
College Publishing	226,099	211,942	139,352		46,594	174,406		173,694
Trade and Reference Publishing	125,129	144,510	97,333		49,625	101,568		90,209
Other	63,936	65,085	1,867		726	1,003		1,209

Total net sales	$1,263,536	$1,194,568	$693,028		$436,180	$1,001,735		$933,326

	Successor Basis		Predecessor Basis	Pre-predecessor Basis
	As of December 31, 2003	As of December 31, 2002	As of December 31, 2001	As of December 31, 2000(a)	As of December 31, 1999(a)
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$159,093	$77,797	$24,278	$14,947	$12,041
Working capital (e)	283,128	275,400	191,857	33,002	99,582

Total assets	2,435,386	2,389,790	3,125,069	1,123,974	1,038,743
Total long-term debt	1,134,449	1,034,073	381,703	224,687	254,638
Total debt (f)	1,135,488	1,034,390	382,638	438,478	346,033
Redeemable preferred stock	—	—	125,000	—	—
Stockholders’ equity	544,236	615,000	1,279,511	413,862	433,021

(a)	Excludes results of certain smaller business units previously owned by Vivendi that were contributed to Houghton Mifflin concurrent with the Vivendi Purchase.
(b)	Reflects the non-recurring, non-cash effect of our impairment write-down of goodwill as of December 31, 2002 resulting from the reduction in Houghton Mifflin’s fair value.
(c)	Pre-publication capital expenditures are costs incurred after the completion of a final manuscript. These expenditures are capitalized and then amortized over the subsequent two to five years.
(d)	For purposes of calculating the ratio of earnings to combined fixed charges and preferred dividends, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of discount and interest costs, one-third of operating rental expense which management believes is representative of the interest component of rent expense and preferred dividends and associated redemption costs. Due to the loss from operations for the years ended December 31, 2003 and 2002 and for the period prior to the Vivendi Purchase (“Pre-predecessor Stub Period”), there were insufficient earnings of $111.4 million, $760.1 million and $123.1 million, respectively, to cover fixed charges.
(e)	Represents total current assets minus total current liabilities excluding discontinued operations.
(f)	Excludes intercompany promissory notes owed to Vivendi.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Safe Harbor” Statement under Private Securities Litigation Reform Act of 1995:

This Form 10-K includes forward-looking statements that reflect Houghton Mifflin’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectations, and we expressly do not undertake any duty to update forward-looking statements, which speak only as of the date of this release. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs; criterion-referenced testing; and the Iowa Tests of Basic Skills; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and our share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those which could adversely affect cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly-published titles and new electronic products; (x) the ability of Riverside, Edusoft, and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the success of Riverside’s entry into the scoring business and the criterion-referenced testing business; (xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that our well-known authors will depart and write for our competitors; and (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices.

Introduction

On December 30, 2002, Holdings acquired all of the outstanding shares of Houghton Mifflin from Vivendi Communications, a wholly owned subsidiary of Vivendi. Vivendi had acquired all of the outstanding shares of Houghton Mifflin through a tender offer on July 7, 2001. Prior to the Vivendi Purchase, the stock of Houghton Mifflin was publicly traded. In accordance with the requirements of purchase accounting, the assets and liabilities of Houghton Mifflin were adjusted to their estimated fair values and the resulting goodwill computed for the Holdings and the Vivendi transactions as of their respective acquisition dates (see Note 4). The application of purchase accounting generally results in higher depreciation and amortization expense in future periods. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and for the periods prior to the Vivendi Purchase, as of and for the periods under Vivendi ownership and as of and subsequent to December 31, 2002, are not comparable.

We derived the consolidated statement of financial operations data of the Company for the year ended December 31, 2003 on a “Successor Basis” reflecting the Acquisition, for the periods from July 7, 2001 through December 31, 2002 on a “Predecessor Basis” for the period of Vivendi’s ownership of Houghton Mifflin, and the period January 1, 2001 through July 6, 2001 on a “Pre-predecessor Basis” for the period prior to the Vivendi Purchase from our audited historical financial statements appearing elsewhere in this report.

The discussion and analysis of historical periods prior to January 1, 2003 does not reflect the significant impact that the Acquisition and associated financing activities have had on Houghton Mifflin and will have on Houghton Mifflin, including increased leverage and increased liquidity requirements. You should read the following discussion of our financial condition and results of operations with “Selected Historical Consolidated Financial Data” and the audited historical consolidated financial statements and related notes included elsewhere in this filing.

Results discussed for the twelve months ended December 31, 2001 represent the mathematical addition of the Pre-predecessor Stub Period and the period of Vivendi’s ownership of Houghton Mifflin from July 7, 2001 through December 31, 2001 (“Predecessor Stub Period”). This approach is not in accordance with GAAP, and may yield results that are not strictly comparable on a period-to-period basis primarily due to (i) the impact of required purchase accounting adjustments and (ii) the new basis of accounting established on the closing date of the Vivendi Purchase. We believe that this is the most meaningful way to present our results of operations. Such results are not necessarily indicative of what the results for the respective periods would have been had the Vivendi Purchase not occurred.

Overview

We are a leading publisher in the K-12 and college education, trade and reference, and educational, clinical, and professional testing markets in the United States. We offer a diverse portfolio of products and services within each of these areas, including textbooks, workbooks, supplemental materials, technology-based products, teaching guides, various types of standardized and customized tests, professional assessment products, and a range of trade and reference titles. Please refer to “Business Segments—K-12 Publishing—Overview,” “Adoption Process,” and “ Sales and Marketing,” and “Business Segments—College Publishing—Overview” for a discussion of terms important to an understanding of our business, including “basal” and “supplemental” materials, the “adoption” process, “implementation,” “in-service” training, and the sales and sampling practices of the educational markets.

We have nine divisions that offer products and services. These divisions are grouped in four reporting segments:

•	K-12 Publishing. This segment consists primarily of five divisions: School Division, McDougal Littell, Great Source Education Group (which includes CCI), Riverside, and Edusoft. This segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, and multimedia instructional programs. Tests for measuring achievement and aptitude include educational, cognitive, and developmental standardized and customized testing products in print, CD-ROM, and on-line formats, targeting the educational and clinical assessment markets. The principal markets for these products are elementary and secondary schools.

•	College Publishing. The College Division is the sole business unit reported in this segment. The College Division sells textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two- and four- year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

•	Trade and Reference Publishing. This segment consists of the Trade and Reference Division and Kingfisher. Kingfisher was acquired on December 30, 2002 and its results of operations are included for periods subsequent to that date. Management for Kingfisher reports functionally to that of the Trade and Reference Division. This segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites and wholesalers. It also sells reference materials to schools, colleges, libraries, office supply distributors, and businesses.

•	Other. This segment consists of Promissor and unallocated corporate items. Promissor develops and provides testing services and products for professional certification and licensure, as well as employment screening, placement, and evaluation to regulatory entities, professional associations, and corporations. Its principal markets are corporations and organizations in the United States and abroad.

Our geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States are not significant.

Company Business as a Whole

We derive approximately 85% of our revenues from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September. Thus, we realize approximately 75% of consolidated net sales in these quarters.

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational materials also has a significant effect on our year-to-year revenues. No single customer accounts for more than 10% of our consolidated net sales. Our largest single customer is Barnes & Noble, which purchases both Trade and Reference and College products. In management’s opinion, a loss of a single customer, including Barnes & Noble, would not have a material adverse effect on the Company. Although the loss of a single customer or a few customers would not have a material adverse effect on our business, schedules of school adoptions and market acceptance of our products can materially affect year-to-year revenue performance.

Acquisitions and Dispositions

2003 Activities

On December 5, 2003, Houghton Mifflin acquired Edusoft, a San Francisco, California-based assessment platform provider for $37.0 million in cash subject to certain contractual post-closing adjustments. On October 14, 2003, Houghton Mifflin acquired CCI, a provider of research-based supplemental education tools, for $12.8 million in cash. Houghton Mifflin has accounted for the Edusoft and CCI acquisitions as purchase transactions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The operating results of these businesses are reflected in the consolidated results of operations from their respective acquisition dates and were not significant for the year ended December 31, 2003.

On April 1, 2003, Houghton Mifflin sold all of the outstanding shares of Curriculum Advantage for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The assets and liabilities, operational results and statements of cash flows of Curriculum Advantage are reflected as discontinued operations in the accompanying financial statements.

2002 Activities

Holdings Acquisition of Houghton Mifflin

On December 30, 2002, Houghton Mifflin, was acquired by, and subsequently merged with, Versailles Acquisition Corporation, a wholly owned subsidiary of Holdings, a company beneficially owned by the Sponsors. Holdings acquired all of Houghton Mifflin’s share capital from Vivendi and on September 17, 2003 contributed Houghton Mifflin’s share capital to Publishing, its wholly owned subsidiary. The total cost of the Acquisition was approximately $1.65 billion (subject to customary post-closing adjustments), including estimated transaction fees and expenses and $375.4 million of assumed indebtedness. Houghton Mifflin accounted for this transaction in accordance with SFAS No. 141, “Business Combinations.”

As a result of the Acquisition, Houghton Mifflin’s assets and liabilities were adjusted to their fair value. These adjustments include $610.9 million allocated to goodwill, $679.1 million allocated to publishing rights (with an estimated life of 18 years), $290.2 million to trademarks and trade names (with an indefinite life), $5.2 million to customer-related intangibles (with an estimated life of 12 years), $9.9 million step-up to the fair value of its inventory, and $15.6 million step-down to the fair value of the assumed debt at the Acquisition date. In conjunction with this assessment, Houghton Mifflin included $88.7 million of existing pre-publication costs in the fair value of publishing rights.

At the time of the Acquisition, Houghton Mifflin entered into retention agreements with key employees that expire on or before June 30, 2004, that total approximately $28.9 million and are being expensed over the vesting period. The Company has also significantly increased its aggregate borrowings in connection with new financing arrangements entered into to complete the Acquisition. As a result, cost of sales were increased in 2003 due to the amortization of inventory fair value step-up from purchase accounting, and selling and administrative expenses were higher in 2003, and will be slightly higher in 2004 due to the expensing of the retention agreements.

During the period that it owned Houghton Mifflin, Vivendi provided marketing, finance, tax, administrative, and other services. In 2002, for those services, Vivendi charged Houghton Mifflin a management fee totaling $6.0 million. This fee arrangement was terminated concurrent with the Acquisition. As a result of the Acquisition, Houghton Mifflin is an independent entity, which has resulted in additional selling and administrative expenses of approximately $3.0 million in 2003 in performance of the aforementioned services. In addition, Houghton Mifflin is also paying a management fee of $5.0 million per year to the Sponsors for consulting and advisory services. See “Certain Relationships and Related Transactions.”

Acquisition of Kingfisher

Subsequent to the Acquisition, Houghton Mifflin acquired from Vivendi all of the outstanding stock of Kingfisher for $3.9 million. Kingfisher is a U.K.-based company that publishes children’s fiction and non-fiction titles and reference materials for the trade market worldwide. Houghton Mifflin accounted for this acquisition as a purchase transaction in accordance with SFAS No. 141, “Business Combinations,” in its consolidated financial statements and the results of operations are included for periods subsequent to the acquisition date. As such, Houghton Mifflin adjusted its assets and liabilities to fair value including an increase of $6.4 million in the value of publishing rights (with an estimated life of 18 years).

Sunburst Disposition

In October 2002, Houghton Mifflin sold Sunburst Technology Corporation (“Sunburst”) for $22.8 million, including post-closing price adjustments. In May 1999, Houghton Mifflin had acquired Sunburst Communications Inc., a developer of software and video instructional materials for the elementary and secondary school markets, for an aggregate amount of $34.4 million. Houghton Mifflin subsequently merged Sunburst Communications Inc. with its Houghton Mifflin Interactive subsidiary to form Sunburst. Houghton Mifflin contributed to Sunburst the assets of the Little Planet Literacy Series, which it had acquired in January 1999 from Applied Learning Technologies, Inc. for $4.9 million in cash. Houghton Mifflin also contributed Educational Resources, Inc. and Roger Wagner Publishing Inc., distributors and developers of multimedia instructional products for the K-12 market, both of which it acquired from Vivendi concurrently with the Vivendi Purchase, for $6.4 million. The assets and liabilities, operational results and cash flows of Sunburst are reflected as discontinued operations in the accompanying financial statements.

2001 Activities

Vivendi Universal, S.A. Acquisition of Houghton Mifflin

On July 7, 2001, an indirect wholly owned subsidiary of Vivendi acquired 100% of Houghton Mifflin’s common stock for $2.35 billion, including the assumption of $613.7 million of debt. Prior to the Vivendi Purchase, Houghton Mifflin was a public company.

Prior to July 7, 2001, Houghton Mifflin incurred $51.7 million of expenses directly related to the Vivendi Purchase. This included the settlement of outstanding stock options, charitable contributions paid on behalf of Houghton Mifflin’s board of directors, and transaction-related costs.

At the time of the Vivendi Purchase, Houghton Mifflin adjusted its assets and liabilities to their fair market values. These adjustments included $706.0 million allocated to the fair value of its publishing rights (with an estimated life of 30 years), $301.0 million to trademarks and trade names (with an indefinite life), $6.4 million to the fair value of Houghton Mifflin leases (with an estimated average life of approximately six years), $26.4 million step-up to the fair value of its inventory, and $7.3 million step-up to the fair value of the debt at the Acquisition date. In conjunction with this assessment, Houghton Mifflin included $143.6 million of existing pre-publication costs in the fair value of publishing rights. Vivendi also committed to a formal plan to restructure Houghton Mifflin’s operations. Houghton Mifflin included costs related to this plan of $53.6 million in the allocation of the Acquisition price.

Other Acquisitions and Dispositions

Concurrently with the Vivendi Purchase, Houghton Mifflin acquired from Vivendi two other wholly owned subsidiaries, LKC Publications, Inc. (“LKC”) and Curriculum Advantage, for $1.1 million. LKC, a distributor of trade books, operates within Houghton Mifflin’s Trade and Reference Publishing segment. The accompanying consolidated financial statements include the operating results of LKC from the date of the Vivendi Purchase. These transactions were accounted for as a reorganization of entities under common control at historical cost. On April 1, 2003, we sold 100% of the outstanding shares of Curriculum Advantage.

In December 2001, Houghton Mifflin acquired all of the outstanding common stock of Testing Systems, Inc. (“TSI”) from Thomson Newsprint Inc. for $17.7 million. TSI provides computer-based and paper-and-pencil test development, test administration and related services to state agencies, professional certification associations and corporations. The accompanying consolidated financial statements include TSI’s operating results from the date of acquisition in the Other segment. The acquisition was accounted for as a purchase. In 2002, Houghton Mifflin merged TSI with its wholly owned subsidiary, Computer Adaptive Technologies, to form Promissor.

In September 2000, Houghton Mifflin launched Classwell Learning Group, Inc. (“Classwell”) as a joint venture with Sylvan Ventures and Inception Capital. Houghton Mifflin initially invested $7.0 million of cash and contributed other assets in return for a fully diluted ownership interest in Classwell of approximately 32%, and accounted for its interest using the equity method. Upon the Vivendi Purchase, Sylvan Ventures and Inception Capital exercised their put right, pursuant to existing contractual requirements, and Houghton Mifflin acquired the remaining shares of Classwell held by Inception Capital in August 2001 and by Sylvan Ventures in October 2001 for $46.8 million. Beginning in August 2001, Houghton Mifflin has accounted for its investment in Classwell on a consolidated basis. In November 2002, Houghton Mifflin acquired all of the remaining shares of Classwell and it is now included in the K-12 Publishing segment.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon Houghton Mifflin’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, net sales, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to book returns; allowance for bad debts; recoverability of advances to authors; valuation and recoverability of inventory; amortization periods; recoverability of long-term assets such as pre-publication costs, intangible assets, and goodwill; income taxes; restructurings, pensions and other post-retirement benefits, and contingencies; and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Net Sales Recognition

The Company derives net sales primarily from the sale of textbooks and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs, license fees for book rights, content and software, and services that include test scoring, test development, and training.

Net sales from textbooks and instructional materials, trade books, reference materials, assessment materials and multimedia instructional programs are recognized in the period when persuasive evidence of an arrangement with a customer exists, the products are shipped and title and risk of loss have transferred to the customer, all significant obligations have been delivered and we consider collection to be reasonably assured.

Effective July 1, 2003, Houghton Mifflin adopted Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. For Houghton Mifflin, the EITF applies to certain contracts having multiple elements or deliverables, a part of which will be delivered at a date(s) subsequent to the initial sale. The relative share of revenue for the undelivered items are deferred until such time as the products are delivered to the customer. The adoption of EITF 00-21 decreased net income by $4.4 million for the year ended December 31, 2003.

As our products are shipped with a right of return, at the time of sale we make a provision for returns on these sales, based on historical experience. We include shipping and handling fees billed to our customers in net sales. The cost of shipping and handling are included in selling and administrative costs. Our processed returns and accrual for estimated returns has ranged from 6% to 8% of total product sales over the past three years. The Company records net sales for textbooks shipped from depository locations one month in arrears based on information received from the depository.

We recognize net sales for test scoring and training in the period when the services have been completed, the fee is fixed and determinable and collection is reasonably assured. We recognize net sales for fixed-priced contracts that require significant test development as the services are provided using a cost plus margin approach. Differences between what has been billed and what has been recognized as revenue is recorded as deferred revenue. Losses on such contracts are recognized immediately when they become known.

We also enter into license agreements to license certain book publishing rights and content. We recognize net sales on those arrangements only when a contract is signed, the license term has begun, all obligations have been delivered to the customer, and collection is reasonably assured.

Inventory

We use the lower of weighted average cost or market method to value inventory and determine cost of inventories included in cost of sales in the statement of operations. Our level of obsolete and excess inventory is calculated on a program or title level by comparing the number of units in stock with the expected future demand. The expected future demand of a program or title is determined by the copyright year, the previous years’ sales history, the subsequent year’s sales forecast, known forward-looking trends including our development cycle to replace the title or program, and competing titles or programs. Based on this review, any excess stock is reserved as appropriate.

Pre-Publication Expenditures

Pre-publication expenditures are costs incurred after the completion of a final manuscript. We capitalize and amortize the cost of our investment in pre-publication expenditures from the year of publication or sale, if earlier, over two to five years using the sum-of-the-years-digits method. All of our divisions use this policy, except for our Trade and Reference Division with respect to its non-reference publications, which are expensed, and our Riverside Division, which uses the straight-line amortization method. We believe the amortization methods and periods chosen best reflect the expected sales generated from individual titles or programs. We evaluate the remaining lives and recoverability of capitalized pre-publication costs, which are often dependent upon program acceptance by state adoption authorities, by comparing the carrying amount related to each title or program with its estimated fair value. Fair value is estimated using the expected future undiscounted net cash flows expected to be generated by that title or program. If a title or program is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the title or program pre-publication costs exceeds the estimated fair value.

Publishing Rights Intangibles

Publishing rights are contractual relationships between us and an author, allowing us to publish and republish an author’s existing and future works as well as create new works based on the author’s prior work. We determine the fair market value of the publishing rights at the date of acquisition by discounting the after-tax cash flows projected to be derived from the publishing rights and titles to their net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. The useful life of the publishing rights is based on the lives of the various copyrights involved. We calculate amortization using the percentage of the projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income before taxes over the useful life.

Goodwill and Other Intangible Assets

Effective as of January 1, 2002, Houghton Mifflin adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” We test for impairment of goodwill and other indefinite lived intangible assets annually on October 1 on an implied residual basis by deducting the fair value of all assets and liabilities from the total estimated fair value of the reporting unit to determine residual fair value of goodwill and other indefinite lived intangibles. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the implied fair value of the assets. We estimate total fair value of reporting units using discounted cash flow analysis, and make assumptions regarding future revenues, gross margins, investments in new products, capital spending, tax cash flows, and the terminal value of the reporting unit.

In September 2002, we began to reassess the recoverability of goodwill and other long-lived assets because certain indicators of possible impairment were present, the most significant of which was the sale of Houghton Mifflin by Vivendi at an estimated selling price below the net book value of our net assets. An assessment was performed on the carrying value of our long-lived assets other than goodwill, and determined that these assets were not impaired at that time. The goodwill impairment was measured on an implied residual basis being the excess of recorded goodwill over the implied residual value, being the sale price of Houghton Mifflin. As a result of this assessment of goodwill, we recorded a $775 million impairment charge.

We completed our annual goodwill and indefinite lived intangible asset impairment test as of October 1, 2003 and determined that no impairment existed.

Trademarks, other than Edusoft, are not amortized, as we believe they have indefinite lives. Our other intangibles, including the Edusoft trademark, are amortized on a straight-line basis over their estimated useful lives between two and twelve years.

Royalty Advances

Royalty advances represent royalties paid to an author before they are earned. Royalty advances are most prevalent in the Trade and Reference Publishing segment. Advances are expensed as royalties are earned. Annually, advances are evaluated to determine if they are expected to be earned by applying the contracted royalty rate to forecasted future sales by title. In estimating total future sales, we consider, among other factors, historical and expected sales and performance of similar titles. Any portion of a royalty advance that is not expected to be earned is fully reserved. In addition, prior to publication, royalty advances in certain categories may be partially reserved against to reflect our historical experience with similar titles.

Taxes

The Company has incurred losses subsequent to the Acquisition as a result of the financings having significantly increased interest expense and the Acquisition having increased certain other costs. The Company recorded significant deferred tax liabilities as a result of purchase accounting for the Acquisition with respect to book-tax differences for identifiable intangible assets. There was no step-up in tax basis for these assets and, accordingly, there is no future tax deductibility for them.

The Company has recorded a tax benefit for the losses incurred in 2003. The recoverability of these taxable losses is adequately covered by existing taxable temporary differences that reverse before the expiration of the loss carry forward period allowed by law. The Company is projecting taxable income in the future that will utilize deferred tax assets recorded. If the Company does not anticipate sufficient taxable income in the near term, or if reversing taxable temporary differences are not sufficient, the Company would need to record a valuation allowance against deferred tax assets.

Retirement Plans

We maintain a qualified defined benefit pension plan that covers substantially all domestic employees, a defined benefit plan for Kingfisher, and an unfunded excess plan that covers domestic employees who earn over the qualified pay limit (together the “pension plans” or the “plans”).

Our pension expense for all pension plans was approximately $13.0 million in 2003, and is calculated based upon a number of actuarial assumptions, including a weighted average expected long-term rate of return on the assets of our retirement plans of 7.96%. Our overall expected long-term rate of return on U.S. plan assets is 8.0% and 7.0% for non-U.S. plan assets. The U.S. plan assets represent close to 96% of total plan assets. In determining the expected return on U.S. plan assets, the Company considers the relative weighting of plan assets, the historical performance of plan assets and individual asset classes, and economic and other indicators of future performance. In addition, we may consult with and consider the opinions of financial and other professionals in developing appropriate return benchmarks. A similar process is used to determine this rate for our non-U.S. plan.

We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when appropriate. For 2004, we have maintained our weighted average expected long-term rate of return at 7.96%, as well as the associated asset allocation assumptions of approximately 60% equities and 40% fixed income investments. We will continue to evaluate our actuarial assumptions, including our weighted average expected rate of return, at least annually, and will adjust as necessary.

We base our determination of pension expense on a market-related value of assets that spreads asset gains or losses over a five-year period, which reduces year-to-year volatility. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are recorded.

As a result of the Acquisition on December 30, 2002, unrecognized net actuarial losses of approximately $38.3 million were recorded on our consolidated balance sheet as part of the purchase accounting.

The discount rates that we utilize for determining future pension obligations are based on the yields on high quality fixed income investments. Moody’s Aa bond is one benchmark used for this purpose. The weighted average discount rate determined on this basis has decreased from 6.46% at December 30, 2002 to 5.74% at September 30, 2003.

We estimate that our pension expense for all plans will be approximately $14 million in 2004. This estimate is based on a weighted average expected rate of return on the assets of our pension plans of 7.96%, a weighted average discount rate of 5.74% and various other assumptions. Future actual pension expense will depend on future investment performance, changes in future discount rates and various other factors related to the populations participating in our plans.

Lowering the weighted average expected long-term rate of return on the assets of our plans by 0.5% would have increased our projected pension expense for 2004 by approximately $0.6 million. Lowering the discount rate and the salary increase assumptions each by 0.5% would have increased our projected pension expense for 2004 by $ 0.1 million.

The value of our pension plan assets, comprising only the domestic qualified and Kingfisher plans, has increased from $88.4 million at December 31, 2002 to $111.7 million at September 30, 2003, driven primarily by Company contributions and asset performance. The actuarial losses associated with the decrease in the discount rate, combined with the recognition of interest and service costs were only partially offset by cash contributions and asset returns, thereby increasing our under-funded status for these two plans from $76.4 million at December 31, 2002 to $77.2 million at December 31, 2003.

Houghton Mifflin expects to contribute $14 million to its pension plans in 2004. However, the actual funding decision will be made after the 2004 actuarial valuations are completed. In addition, this amount could change pending Congressional review of interest rate relief for pension plans.

Post-Retirement Medical Benefits

Houghton Mifflin provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55. For retirements on or after January 1, 1993, the Company’s commitment to provide postretirement medical benefits is capped ($10,000 per year for coverage before age 65 and $5,000 per year for coverage at/after age 65).

As a result of the Acquisition on December 30, 2002, unrecognized net actuarial losses of approximately $6.8 million were recorded on our consolidated balance sheet as part of the purchase accounting.

Our postretirement medical expense was approximately $4.2 million in 2003, and is calculated based upon a discount rate of 6.5%, medical inflation rate grading down from 14.0% to 5.0% per annum, and a number of other actuarial assumptions.

The discount rates that we utilize for determining future benefit obligations are based on the yields on high quality fixed income investments. The weighted average discount rate determined on this basis has decreased from 6.5% at December 30, 2002 to 5.75% at September 30, 2003.

We estimate that our post-retirement medical expense will be approximately $4.3 million in 2004. This estimate is based on a discount rate of 5.75% and medical inflation grading down from 12.5% to 5.0% per annum.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 into law. This legislation, among other things, established a Medicare prescription-drug benefit and federal subsidy to sponsors of retiree health-care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. The Company has elected to defer the recognition of the impact of these changes.

Lowering the discount rate by 0.5% would have increased our projected postretirement medical expense for 2004 by approximately $0.1 million. Lowering the medical inflation rate assumption by 0.5% would have decreased our projected postretirement medical expense for 2004 by $ 0.1 million.

Restructuring

The following table sets forth the activity in restructuring reserves in the year ended December 31, 2003.

	Facilities	Work-Force Related	Other	Total
Balance as of December 31, 2002	$3,520	$16,754	$2,389	$22,663
Purchase accounting adjustments	(499)	847	—	348
Utilization	(500)	(6,501)	(2,030)	(9,031)

Balance as of December 31, 2003	$2,521	$11,100	$359	$13,980

Holdings committed to a formal plan to restructure Houghton Mifflin’s operations, predominately through the rationalization of corporate functions and the reorganization and consolidation of certain K-12 business operations resulting in a reduction in workforce and closure of certain facilities. The workforce related charges included costs associated with severance, employee benefit continuation, and outplacement support for nearly 429 employees affected. The facilities charges included accruals for lease commitments for facilities made redundant. As of December 31, 2003, approximately two-thirds of the employees affected by the restructuring plan have been terminated. The Company’s policy is to pay severance in equal installments over time. As such, many of these employees will continue to receive severance payments in 2004. Houghton Mifflin included all material aspects of this plan and the estimated costs of $23.1 million in the allocation of the purchase price of the Acquisition. Houghton Mifflin used approximately $9.1 million in 2003, primarily to pay costs in connection with severance and lease payments. The Company expects to substantially complete its restructuring activities in 2004 and incur the majority of the work-force related and other expenses by December 31, 2004 with certain facilities related costs attributed to long-term lease obligations and severance costs paid over time extending beyond that date.

Results of Operations

The following tables set forth information regarding Houghton Mifflin’s net sales, operating income (loss) and other information from our consolidated statements of operations. As discussed above, the results and percentages for the year ended December 31, 2001 are based on the mathematical addition of the historical results from the Pre-predecessor Stub Period and Predecessor Stub Period, as set out in the following table, and are not necessarily indicative of what the results for the periods would have been had the Vivendi Purchase not occurred.

	Years Ended December 31,
	2003	2002	2001
	(Successor Basis)	(Predecessor Basis)	(See table below)
	(dollars in millions)
Net sales:
K-12 Publishing	$848.4	$773.0	$793.7
College Publishing	226.1	212.0	185.9
Trade and Reference Publishing	125.1	144.5	147.0
Other	63.9	65.1	2.6
Total net sales	$1,263.5	$1,194.6	$1,129.2
Cost of sales excluding pre-publication and publishing rights amortization	500.3	470.1	511.1
Pre-publication and publishing rights amortization	161.3	155.2	105.2
Cost of sales	661.6	625.3	616.3
Selling and administrative	550.9	496.2	458.5
Intangible asset amortization	1.4	1.6	1.8
Goodwill amortization	—	—	14.9
Goodwill impairment charge	—	775.0	—
Operating income (loss)	49.7	(703.5)	37.7
Net interest expense	(112.6)	(42.6)	(43.3)
Debt extinguishment costs	(48.4)	—	—
Equity in losses of equity method investee	—	—	(4.7)
Other income (loss)	—	—	0.4
Income tax provision (benefit)	(41.0)	12.1	12.3
Income (loss) from continuing operations	(70.4)	(758.3)	(22.2)
Income (loss) from discontinued operations, net of tax	(1.2)	(31.8)	(3.4)
Preferred stock dividend and redemption costs, net of tax	—	(8.6)	(0.8)
Net income (loss) available to common shareholders	$(71.6)	$(798.7)	$(26.4)

	Period from January 1, 2001 to July 6, 2001	Period from July 7, 2001 to December 31, 2001	Total
	(Pre-predecessor Basis)	(Predecessor Basis)
		(dollars in millions)
Net sales
K-12 Publishing	$339.2	$454.5	$793.7
College Publishing	46.6	139.4	185.9
Trade and Reference Publishing	49.6	97.3	147.0
Other	0.7	1.9	2.6
Total net sales	$436.2	$693.0	$1,129.2
Cost of sales excluding pre-publication and publishing rights amortization	231.3	279.8	511.1
Pre-publication and publishing rights amortization	29.0	76.3	105.2
Cost of sales	260.2	356.1	616.3
Selling and administrative	260.7	197.8	458.5
Intangible asset amortization	16.1	0.5	16.7
Operating income (loss)	(100.9)	138.6	37.7
Net interest expense	(18.0)	(25.3)	(43.3)
Equity in losses of equity method investee	(3.7)	(1.0)	(4.7)
Other income (loss)	(0.5)	0.9	0.4
Income tax provision (benefit)	(35.9)	48.2	12.3
Income (loss) from continuing operations	(87.2)	65.1	(22.1)
Income (loss) from discontinued operations, net of tax	(1.5)	(2.0)	(3.4)
Preferred stock dividend and redemption costs, net of tax	—	(0.9)	(0.9)
Net income (loss) available to common shareholders	$(88.7)	$62.3	$(26.4)

Operating income (loss):
K-12 Publishing	$(36.0)	$87.9	$51.9
College Publishing	(28.0)	39.5	11.5
Trade and Reference Publishing	(12.6)	14.8	2.2
Other	(24.3)	(3.6)	(27.8)
	$(100.9)	$138.6	$37.7

	Years Ended December 31,
	2003	2002	2001
	(Successor Basis)	(Predecessor Basis)	(See table above)
	(as a percentage of net sales)
Net sales	100%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	39.6	39.4	45.2
Pre-publication and publishing rights amortization	12.8	13.0	9.4
Cost of sales	52.4	52.4	54.6
Selling and administrative	43.6	41.5	40.6
Intangible asset amortization	0.1	0.1	0.2
Goodwill amortization	—	—	1.3
Goodwill impairment charge	—	64.9	—
Acquired in-process research and development	—	—	—
Operating income (loss)	3.9	(58.9)	3.3
Net interest income (expense)	(8.9)	(3.6)	(3.8)
Debt extinguishment costs	(3.8)	—	—
Equity in losses of equity method investee	—	—	(0.4)
Other income (loss)	—	—	0.0
Income tax provision (benefit)	(3.2)	1.0	1.1
Income (loss) from continuing operations	(5.6)	(63.5)	(2.0)
Income (loss) from discontinued operations, net of tax	(0.1)	(2.7)	(0.3)
Preferred stock dividend and redemption costs, net of tax	—	(0.7)	—
Net income (loss)	(5.7)%	(66.9)%	(2.3)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

We derive, on average, approximately 85% of annual net sales from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools and colleges make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year in late August and early September.

Net Sales

Net sales for the year ended December 31, 2003 increased $68.9 million, or 5.8%, to $1,263.5 million from $1,194.6 million in the same period for 2002.

K-12 Publishing. The K-12 Publishing segment’s net sales for the year ended December 31, 2003 increased $75.4 million, or 9.7%, to $848.4 million from $773.0 million in the same period for 2002. The increase in net sales was primarily due to market share gains and increased sales opportunities in the second year of the California reading adoption contributing $30.6 million, strong performances in secondary school social studies adoptions in other states, including Texas, North Carolina, and Indiana, of approximately $51.3 million, and higher testing net sales of approximately $18.9 million, driven by increased sales from criterion-referenced test contracts and the launch of the 5th edition of the Stanford-Binet Intelligences Scales Test. Cyclical decreases in other adoption opportunities partially offset these increases.

College Publishing. The College Publishing segment’s net sales for the year ended December 31, 2003 increased $14.2 million, or 6.7%, to $226.1 million from $211.9 million in the same period for 2002. The net sales increase was due primarily to continued domestic market share growth from frontlist titles of approximately $9.8 million, with the balance of the increase coming from growth in secondary school advanced placement and international markets.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales for the year ended December 31, 2003 decreased $19.4 million, or 13.4%, to $125.1 million from $144.5 million in the same period for 2002. The decrease was mainly due to the anticipated lower J.R.R. Tolkien book sales of approximately $25.9 million and lower children’s book sales of $6.6 million. These decreases were partially offset by incremental sales from Kingfisher, which was acquired on December 30, 2002 and contributed net sales of $17.6 million.

Other. The Other segment’s net sales for the year ended December 31, 2003 decreased $1.2 million, or 1.8%, to $63.9 million from $65.1 million in the same period for 2002. The decrease was due to lower sales from Promissor, our professional testing subsidiary, mostly due to lower revenue associated with corporate certification contracts.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

Cost of sales excluding pre-publication and publishing rights amortization for the year ended December 31, 2003 increased $30.2 million, or 6.4%, to $500.3 million from $470.1 million for the same period in 2002. The higher cost of sales was primarily due to increases in manufacturing costs, royalties, and editorial costs. Higher manufacturing costs of $21.0 million were primarily due to higher sales and increased amortization of inventory step-up charges of $5.5 million as a result of the Acquisition. The increase in royalty costs of $4.6 million was primarily attributed to increased sales. Increased editorial expenses of $2.8 million were incurred for new program development and product revisions for sales opportunities in 2004 and beyond. Cost of sales as a percentage of net sales were relatively flat at 39.6% in 2003 compared to 39.4% 2002.

Pre-publication and Publishing Rights Amortization

Pre-publication and publishing rights amortization for the year ended December 31, 2003 increased $6.1 million, or 3.9%, to $161.3 million from $155.2 million during the same period for 2002. The increase is attributable to an increase in publishing rights amortization of approximately $24.0 million, partially offset by lower pre-publication amortization of $17.9 million, both the result of the Acquisition accounting, whereby the fair value of publishing rights were established as of the Acquisition date, including the capitalization of approximately $88.7 million of existing pre-publication costs in the publishing rights fair value. As a percentage of net sales, pre-publication and publishing rights amortization decreased to 12.8% in 2003 from 13.0% in 2002 due primarily to increased net sales.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2003 increased $54.7 million, or 11.0%, to $550.9 million from $496.2 million during the same period for 2002. As a percentage of net sales, selling and administrative expenses increased to 43.6% for the year ended December 31, 2003 compared to 41.5% for the same period in 2002. Higher selling and administrative expenses were due mainly to one time costs including the incremental costs for retention agreements with key employees of $23.2 million, increased professional fees of $10.2 million for increased legal, accounting, strategic, and other professional services initially required to operate as an independent business, and higher severance cost of $2.3 million. Other factors contributing to the increase in selling and administrative expenses included the acquisition of Kingfisher, which increased selling and administrative expenses by $6.1 million; added costs of approximately $3.0 million as a result of being an independent company requiring stand-alone corporate functions previously provided by Vivendi, including internal audit, treasury, and tax; and higher employee compensation and benefit costs, partially offset by lower sample costs of $3.4 million, reflecting fewer adoption opportunities in 2004 compared to 2003.

Goodwill Impairment Charge

During the year ended December 31, 2002, we recorded a $775.0 million charge relating to the impairment of the goodwill arising from the Vivendi Purchase.

Intangible Asset Amortization

Intangible asset amortization for the year ended December 31, 2003 decreased $0.2 million, or 12.6%, to $1.4 million from $1.6 million during the same period for 2002. The decrease in intangible asset amortization was due to the fair value accounting at the time of the Acquisition, offset partially by amortization recognized on intangibles acquired during the current year.

Operating Income

Operating income for the year ended December 31, 2003 increased $753.2 million to $49.7 million from an operating loss of $703.5 million for the same period in 2002. The operating loss for the year ended December 31, 2002 included the goodwill impairment charge of $775.0 million.

K-12 Publishing. The K-12 Publishing segment’s operating results for the year ended December 31, 2003 increased $523.5 million to $60.6 million from a loss of $462.9 million for the same period in 2002. The operating loss for 2002 included $505.4 million of goodwill impairment charge. The increase in operating income was primarily due to the lack of a goodwill impairment charge in 2003, higher sales and lower sample costs, partially offset by higher implementation costs, the impact of higher inventory step-up amortization from the Acquisition, higher editorial costs, and higher employee related costs including the incremental cost of retention agreements with key employees, compensation, and benefits.

College Publishing. The College Publishing segment’s operating income for the year ended December 31, 2003 increased $207.1 million to $2.4 million from a loss of $204.7 million in 2002. The operating loss for 2002 included $226.3 million for the goodwill impairment charge. The increase was mainly due to the lack of goodwill impairment charge in 2003 and higher sales, partially offset by higher publishing rights amortization resulting from the Acquisition, charges related to retention agreements for key employees, and higher depreciation expense for technology initiatives in digitizing our content.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss decreased by $27.2 million to $6.8 million from an operating loss of $34.0 million for the year ended December 31, 2002. The 2002 operating loss included $43.3 million of goodwill impairment charge. The decrease in operating loss was primarily due to the lack of a goodwill impairment charge in 2003, partially offset by lower net sales and increased editorial costs, the result of acquiring Kingfisher, as well as higher editorial costs as a percent of sales primarily due to the lower level of net sales, and the effect of employee retention charges.

Other. The Other segment’s operating loss increased $4.7 million to a loss of $6.6 million for the period ended December 31, 2003 from a loss of $1.9 million in the same period for 2002. The decrease in operating results was due primarily to lower sales and higher depreciation expense due to the fair valuing of assets related to the Acquisition.

Net Interest Expense

Net interest expense for the year ended December 31, 2003 increased $70.0 million, or 164.2%, to $112.6 million from $42.6 million in the same period for 2002. The overall increase in net interest expense was due to higher interest rates and the increased level of debt resulting from the Acquisition and subsequent refinancings in 2003.

Debt Extinguishment Charge

In the first quarter of 2003, we recorded a $48.4 million debt extinguishment charge related to the tendering of the 2004 Senior Notes and 2006 Senior Notes and the repayment of the $500.0 million senior subordinated bridge loan facility and the $275.0 million senior term loan under the senior credit facility that were used to finance the Acquisition.

Income Taxes

Income taxes for the year ended December 31, 2003 resulted in a $41.0 million benefit compared to a $12.1 million provision in the same period for 2002. The income tax benefit in 2003 was primarily due to the loss from continuing operations and an effective tax rate of 36.8%. The goodwill impairment charge in 2002 was not tax deductible. The income tax provision in 2002 was due to income from continuing operations, excluding the impact of the goodwill impairment charge and an effective tax rate of 42.2%.

Discontinued Operations

For the year ended December 31, 2003, discontinued operations incurred a loss of $1.2 million compared to a loss of $31.8 million for the comparable period in 2002. The results of Curriculum Advantage, which was sold on April 1, 2003, are presented in discontinued operations for the year ended December 31, 2003. The results of Curriculum Advantage and Sunburst, which was sold in October 2002, are presented in discontinued operations for the comparable period in 2002. The 2002 year end results include a $31.9 million impairment charge, including $27.9 million of goodwill and $1.4 million of other intangible assets attributable to Sunburst to reflect its sale value.

Preferred Stock Dividend and Redemption Costs

The preferred stock shares of a subsidiary were auctioned and redeemed on December 30, 2002. There were no preferred stock dividends during the year ended December 31, 2003 and $8.6 million of dividends for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales

Net sales for the year ended December 31, 2002 increased $65.4 million, or 5.8%, to $1,194.6 million from $1,129.2 million in the same period for 2001.

K-12 Publishing. The K-12 Publishing segment’s net sales for the year ended December 31, 2002 decreased $20.7 million, or 2.6%, to $773.0 million from $793.7 million in the same period for 2001. The sales decrease was due to reduced adoption opportunities in our core secondary school subjects, which contributed to a $50 million decrease in sales, sales decreases in open territories of $44 million primarily due to certain state funding shortfalls and decreased opportunities, uncertainties during the period regarding the implementation of the testing provisions of the NCLB Act, and an expected decline in net sales of $5.8 million from the Woodcock-Johnson III Complete Battery, which was released in 2000. These reductions were partially offset by higher sales in the California elementary school reading adoption that led to higher California elementary school sales of $72.5 million and the successful launch of new supplemental products.

College Publishing. The College Publishing segment’s net sales for the year ended December 31, 2002 increased $26.1 million, or 14.0%, to $212.0 million from $185.9 million in the same period for 2001. This increase in net sales was due to increased enrollment, strong performance in the domestic market of frontlist titles and growing high school advanced placement sales. These increases were offset by higher book returns due to the higher sales but book returns were slightly lower as a percentage of sales.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales for the year ended December 31, 2002 decreased $2.5 million, or 1.7%, to $144.5 million from $147.0 million in the same period for 2001. The Trade and Reference Division’s net sales in 2002 were down slightly from 2001 due to lower net sales of titles by J.R.R. Tolkien. Both 2001 and 2002 benefited from increased sales of titles by J.R.R. Tolkien, primarily due to the release of the motion pictures The Lord of the Rings: The Fellowship of the Ring in December 2001 and The Lord of the Rings: The Two Towers in December 2002. Due to market saturation, we expected that our heightened level of sales of titles by J.R.R. Tolkien would decline in 2003, and expected higher book returns in 2003 on the Tolkien titles sold in 2002. As such, we increased our book return reserve at December 31, 2002 to cover these expected returns.

Other. The Other segment’s net sales for the year ended December 31, 2002 increased $62.5 million to $65.1 million from $2.6 million in the same period for 2001. The 2002 net sales included $62.2 million from TSI, which we acquired in December 2001. During 2002, TSI was combined with the operations of Computer Adaptive Technologies and renamed Promissor.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

Cost of sales excluding pre-publication and publishing rights amortization for the year ended December 31, 2002 decreased $41.0 million, or 8.0%, to $470.1 million from $511.1 million for the same period in 2001. Our cost of sales for 2002 included $4.4 million of inventory step-up expense compared to $22.0 million in 2001. This decrease, other than the effects of inventory step-up amortization, was primarily due to lower inventory obsolescence costs and favorable vendor pricing in 2002. For 2001, we incurred an additional $21.9 million of inventory obsolescence costs, mainly in K-12 Publishing, after disappointing performances in certain states’ elementary school adoptions. Editorial costs in 2001 included $7.0 million of non-recurring costs directly related to the Vivendi Purchase. Cost of sales in 2002 also decreased as we renegotiated more favorable pricing from certain of our major vendors. As a percentage of sales, cost of sales decreased to 39.4% for 2002 from 45.3% in 2001. The lower percentage was also due to the acquisition of TSI, which has minimal cost of sales due to the nature of its business, the delivery of computer-based testing solutions.

Pre-publication and Publishing Rights Amortization

Pre-publication and publishing rights amortization for the year ended December 31, 2002 increased $50.0 million, or 47.5%, to $155.2 million from $105.2 million in the same period for 2001. This increase was primarily due to having twelve months of publishing rights amortization during 2002 compared to six months of amortization during 2001 as a result of an increase in the fair value of the publishing rights due to the Vivendi Purchase. As a percentage of sales, pre-publication and publishing rights amortization increased to 13.0% in 2002 from 9.3% in 2001.

Selling and Administrative Expenses

Selling and administrative expenses for the year ended December 31, 2002 increased $37.7 million, or 8.2%, to $496.2 million from $458.5 million in the same period for 2001. As a percentage of sales, selling and administrative expenses increased to 41.5% in 2002 compared to 40.6% in 2001. Selling and administrative expenses in 2001 included $44.1 million of non-recurring costs directly related to the Vivendi Purchase, a $4.0 million restructuring charge (consisting primarily of severance payments and lease termination costs) for the closing of our Morris Plains, New Jersey facility and $2.1 million of restructuring expense related to the integration of subsidiaries acquired from Vivendi. Selling and administrative expenses in the twelve months ended December 31, 2002 included approximately $10 million of retention payments and non-recurring costs related to the Vivendi Purchase and the Acquisition and a management fee of $6.0 million paid to Vivendi. The integration of TSI, which caused selling and administrative expenses to increase by $43.8 million, higher selling costs, due to an increase in the size of the sales force and increased sampling costs, reflecting more new adoption opportunities compared to the prior year, also contributed to the increase in selling and administrative expenses in 2002.

Intangible Asset Amortization

Intangible asset amortization for the year ended December 31, 2002 decreased $0.2 million, or 11.1%, to $1.6 million from $1.8 million in the same period for 2001. The decrease in intangible asset amortization was due to the Vivendi Purchase. As at July 7, 2001, we revalued other intangibles, which reduced our amortization in 2001. As a result, intangible asset amortization as a percentage of sales decreased to 0.1% of sales in 2002 from 0.2% in 2001.

Goodwill Amortization

Goodwill amortization for the year ended December 31, 2002 decreased 100.0%, to zero from $14.9 million in 2001. The decrease in goodwill amortization was due to our adoption of SFAS No. 141 and SFAS No. 142, pursuant to which we stopped amortizing goodwill after the date of the Vivendi Purchase.

Goodwill Impairment Charge

For 2002, we recorded a $775.0 million charge relating to the impairment of the goodwill arising from the Vivendi Purchase.

Operating Income (Loss)

Operating results for the year ended December 31, 2002 decreased $741.2 million to a loss of $703.5 million from income of $37.7 million in the same period for 2001. The operating loss for the year ended December 31, 2002 included a goodwill impairment charge of $775.0 million.

K-12 Publishing. The K-12 Publishing segment’s operating results for the year ended December 31, 2002 decreased $514.8 million to a loss of $462.9 million from income of $51.9 million for the same period in 2001. The operating loss for 2002 included $505.4 million of goodwill impairment charge. Lower sales, higher publishing rights amortization due to the Vivendi Purchase, and higher sampling costs due to increased sales opportunities, partially offset by the absence in 2002 of non-recurring expenses incurred in 2001 due to the Vivendi Purchase, lower restructuring expenses related to closing the Morris Plains, New Jersey office, lower markdown expense, and lower manufacturing costs due to favorable pricing from our major vendors, were other significant contributing factors in the decrease in operating margin.

College Publishing. The College Publishing segment’s operating results for the year ended December 31, 2002 decreased $216.2 million to a loss of $204.7 million from income of $11.5 million in the same period for 2001. The operating loss in 2002 included $226.3 million for the goodwill impairment charge. The combined effect of the goodwill impairment charge and higher publishing rights amortization, partially offset by higher sales and non-recurring costs in 2001 due to the Vivendi Purchase, were the primary contributing factors in the decrease in operating income.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating results for the year ended December 31, 2002 decreased $36.2 million to a loss of $34.0 million from income of $2.2 million in the same period for 2001. The operating loss for 2002 included $43.3 million of goodwill impairment charge. The combined effect of the goodwill impairment charge and higher publishing rights amortization, partially offset by non-recurring expenses incurred in 2001 related to the Vivendi Purchase and restructuring expenses incurred in 2001 related to combining LKC, previously a Vivendi subsidiary, into Houghton Mifflin, were the primary drivers in the decrease in operating income.

Other. The Other segment’s operating loss for the year ended December 31, 2002 decreased by $25.9 million, or 93.2%, to $1.9 million from $27.8 million in the same period for 2001. The lower operating loss was due to non-recurring expenses incurred in 2001 related to the Vivendi Purchase, the acquisition of TSI, which contributed operating income to the segment, and lower unallocated corporate expenses.

Net Interest Expense

Net interest expense for the year ended December 31, 2002 decreased $0.6 million, or 1.4%, to $42.7 million from $43.3 million in the same period for 2001. The overall decrease in our net interest expense was due to lower interest rates, as Vivendi started funding our short term working capital needs partially offset by an increase in debt after the Vivendi Purchase. Net interest expense from affiliate loans was $10.1 million in 2001, all of which was charged in the period from July 7, 2001 to December 31, 2001, compared to $29.0 million for 2002.

Equity in Losses of Equity Method Investments

For 2001, we recorded a $4.7 million loss using the equity method, which reflected our share of the losses from our equity interest in Classwell. As of August 15, 2001, Classwell was fully consolidated into our accounts. Subsequent to this date, we have had no other equity method investments.

Other

During 2001, we recorded a charge for the write-down of an investment in an electronic library start-up company, which resulted in a pre-tax loss of $0.5 million. We also recorded $0.9 million of income related to the minority interest in 2001, representing the period in which we did not wholly own Classwell.

Income Taxes

The income tax provision for the year ended December 31, 2002 decreased $0.2 million, or 1.6%, to $12.1 million from $12.3 million in the same period for 2001. For the period of Vivendi ownership, we were a member of Vivendi’s U.S. consolidated tax group. However, we calculated our income tax provision on a stand-alone basis. For 2002, we recorded a tax expense of $12.1 million with an effective tax rate of 1.6%. The asset impairment charge was not tax deductible. Excluding the impact of the asset impairment charge, the effective tax rate for 2002 was 42.0%.

In 2001, we recorded a tax benefit of $35.9 million for the period prior to the Vivendi Purchase (the Pre-predecessor Stub Period) with an effective tax rate of (29.1)%, and a tax provision of $48.2 million for the Predecessor Stub Period, with an effective tax rate of 42.6%. The tax benefit in the first half of 2001 included an accrual of $8.9 million for settlement with the IRS resolving all outstanding matters related to a dispute about our corporate owned life insurance.

Discontinued Operations

The loss from discontinued operations for the year ended December 31, 2002 increased $28.4 million, or 835.3%, to $31.8 million from $3.4 million in the same period for 2001. The results of Sunburst, which was sold in October 2002, and Curriculum Advantage, which was sold in April 2003, are presented in discontinued operations. In 2002, we recorded a $31.9 million impairment charge primarily related to goodwill and other intangible assets allocated to Sunburst to reflect its sale value.

Preferred Stock Dividend and Redemption Costs

The preferred stock dividend and redemption costs for the year ended December 31, 2002 increased $7.8 million, or 975%, to $8.6 million from $0.8 million in the same period for 2001. In October 2001, we issued shares of preferred stock of a subsidiary to a financial institution. This stock carried a 4.75% annual dividend rate for an after-tax charge of $3.6 million in 2002 and $0.8 million in 2001. These shares were auctioned and redeemed on December 30, 2002, prior to the Acquisition, and an additional after tax charge of $5.0 million was incurred to redeem the preferred shares.

Liquidity and Capital Resources

Our sales seasonality affects our operating cash flow. We normally incur a net cash deficit from all of our activities through the middle of the third quarter of the year. We currently fund such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under our revolving senior credit facility.

Operating Activities

Net cash provided by continuing operating activities was $185.3 million for the year ended December 31, 2003, a $116.7 million decrease from the $302.0 million provided by operating activities during 2002. The decrease is primarily attributable to a net loss of $70.4 million that includes increased costs from retention agreements with key employees, higher costs incurred to operate as an independent company, including professional fees and employee related costs, and higher interest expense and debt extinguishment costs, partially offset by the increase in net sales. Changes in operating assets and liabilities used $79.3 million more cash during the year-ended December 31, 2003 in comparison to 2002 due to a tax refund received in 2002, higher pension contributions in 2003, and increased receivables due to higher sales, partially offset by lower inventories due mainly to lower purchases. Discontinued operations used $16.0 million less cash in 2003 than 2002 due to the timing of the respective sales of Curriculum Advantage on April 1, 2003 and Sunburst on October 1, 2002. See “Investing Activities.”

Net cash provided by continuing operating activities was $302.0 million in the year ended December 31, 2002, compared to $252.5 million in 2001. The increase was primarily attributable to increased net sales and the greater effects on 2001 of non-recurring costs directly related to the Vivendi Purchase partially offset by higher selling costs reflecting more new adoption opportunities. Changes in operating assets and liabilities used $30.6 million more cash in 2002 than 2001 due to higher accruals in the Pre-predecessor Stub Period. The Pre-predecessor Stub Period includes the accrual for the non-recurring expenses that were subsequently paid on behalf of Vivendi and included in the Predecessor Basis financing activities, partially offset by lower income taxes due to an income tax refund received in 2002. Discontinued operations used $20.0 million more cash in 2002 than 2001 due to the timing of the sale of Sunburst on October 1, 2002. See “Investing Activities.”

Investing Activities

Cash used for continuing investing activities was $171.5 million for the year ended December 31, 2003, an increase of $31.0 million from the $140.5 million used in the same period in 2002. Higher acquisition activities of $44.7 million were partially offset by lower property, plant and equipment expenditures of $13.5 million due to a reduction in leasehold improvements and decreased spending on software development as certain initiatives to digitize our content were completed. Cash provided by discontinued investing activities decreased by $16.5 million primarily due to the disposal of Sunburst on October 1, 2002, net of investments in pre-publication and property, plant, and equipment expenditures during the period prior to sale.

Cash used for continuing investing activities was $140.5 million in 2002, a decrease of $5.7 million from the $146.2 million required in 2001. The decrease reflects a $22.1 million decrease in acquisitions partially offset by higher pre-publication expenditures of $6.8 million and higher property, plant, and equipment expenditures of $8.9 million. The higher pre-publication expenditures were due to increased investment in new programs for sales opportunities in 2003 and beyond. The additional property, plant, and equipment expenditures represent investments made for our new testing operations and the initiative to digitize our content. The net increase in cash provided by discontinued investing activities was primarily attributable to the sale of Sunburst in 2002, net of investment made in pre-publication and property, plant, and equipment during 2002 and 2001, respectively.

Financing Activities

Net cash provided by financing activities was $68.1 million for the year ended December 31, 2003. During 2003, we issued $600 million of 8.25%, 8-year notes due February 1, 2011 and $400 million of 9.875%, 10-year notes due February 1, 2013, resulting in net cash proceeds, net of borrowing costs, of $974.6 million. These proceeds were used to repay the $500 million senior subordinated bridge loan facility, the $275 million senior term loan under the previously existing senior credit facility, and $124.96 million of the $125 million, 7.00% senior secured notes due March 1, 2006 (the “2006 Senior Notes”). The Company also incurred $7.3 million of transaction related costs associated with the Acquisition paid on behalf of Holdings.

Net cash used in financing activities was $66.5 million in 2002, due primarily to the repayment of intercompany working capital of $43.3 million and transaction costs paid on behalf of Vivendi of $17.9 million.

At December 30, 2002, net cash used to fund the acquisition of Houghton Mifflin and Kingfisher by Holdings was $41.0 million. The net proceeds of $175.0 million from the issuance of senior term debt, $500 million from the issuance of senior subordinated bridge financing and $615 million of equity from Holdings were used to fund the acquisition of Houghton Mifflin and pay the financing fees.

The net cash used in financing activities was $95.9 million in 2001 due to the repayment of commercial paper of $183.8 million and transaction costs paid of $81.1 million, partially offset by the net proceeds of long-term financing of $119.3 million and the net proceeds of intercompany working capital borrowings of $30.7 million. Vivendi funded our working capital requirements during their ownership period, resulting in the significant reduction in commercial paper borrowings during 2001.

At December 31, 2003, we have a $325 million revolving senior credit facility for which we pay annual commitment fees of .75% on the unused portion. This agreement will expire on December 31, 2008 and requires us to comply with certain covenants, the most restrictive of which include maintaining certain interest coverage, leverage, and senior leverage ratios. The facility is available until its maturity to fund our working capital requirements, capital expenditures, and other general corporate needs. The facility is also available to issue letters of credit, of which $21.2 million were outstanding at year-end. The $21.2 million primarily represents letters of credit issued to back performance and surety bonds posted as security for our operating activities. Letters of credit outstanding are deducted from the borrowings available under the facility. At December 31, 2003, there were no other amounts outstanding under the facility.

Debt

On a consolidated basis, our primary source of liquidity is cash flow generated from operations while our primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, and working capital.

In connection with the Acquisition, Houghton Mifflin incurred substantial amounts of debt. Interest payments on this indebtedness have significantly increased its funding requirements. On January 3, 2003, Houghton Mifflin purchased $99.2 million of $100.0 million of its 7.125% senior secured notes due April 1, 2004 (the “2004 Senior Notes”). Houghton Mifflin borrowed an additional $100 million pursuant to its senior term loan under its then existing senior credit facility to finance this purchase. On January 30, 2003, Houghton Mifflin issued $600.0 million of 8.250% senior notes that mature on February 1, 2011 (the “Senior Notes”) and $400 million of 9.875% senior subordinated notes that mature on February 1, 2013 (the “Senior Subordinated Notes”). The senior subordinated notes were priced at 99.22% of principal amount to yield an effective interest rate of 10.0%. The net proceeds from these notes were approximately $974.6 million. The net proceeds from these two financings were used to repay Houghton Mifflin’s $500.0 million senior subordinated bridge loan facility in full, the $275.0 million senior term loan under the senior credit facility and repurchase $124.96 million of its 2006 Senior Notes.

The Amended and Restated Credit and Guaranty Agreement provides the Company with a $325 million senior secured revolving credit facility (the “Revolver”). The Revolver includes various financial covenants such as certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization and other adjustments allowed under the terms of the agreement, on a trailing twelve months basis. It also contains customary covenants, including limitations on the Company’s ability to incur debt, and events of default as defined by the agreement. The Revolver also limits the Company’s ability to pay dividends, to make advances, and otherwise engage in inter-company transactions.

The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio and consolidated capital expenditures for 2003. For 2003, the Revolver requires the total leverage ratio to be no greater than 5.15:1; the senior leverage ratio to be no greater than 3.50:1; the interest coverage ratio to be not less than 2.10:1 and that consolidated capital expenditures not exceed $180 million.

The unsecured 8.250% Senior Notes and the unsecured 9.875% Senior Subordinated Notes include various financial and customary covenants that limit the Company’s ability to pay dividends, make investments or sell assets, and dispose of substantially all our assets by sale or merger. Some covenants include the calculation of EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and other adjustments under the indenture. These covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA, including the Company’s ability to incur additional debt or make restricted payments subject to qualifications and limitations as defined in the indenture. The fixed charge coverage ratio is required to be at least 2.0:1. Other covenants restrict the Company’s ability to enter into certain transactions with affiliates.

The Company was in compliance with the financial covenants for both the Revolver and the Senior and Senior Subordinated Notes, respectively, as of and for the year ended December 31, 2003.

On October 3, 2003, Publishing sold 11.50% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating initial gross proceeds of $150.9 million, in a private placement. The net proceeds from this offering of $145.2 million were distributed to the equity holders of Holdings as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. At December 31, 2003, the accreted value of these notes was $155.2 million. Publishing is the sole obligor of these notes. Publishing’s notes are structurally subordinated to Houghton Mifflin’s debt.

Publishing conducts all of its business through Houghton Mifflin, its wholly owned subsidiary. Houghton Mifflin is not obligated to make funds available to Publishing for payment on the Senior Discount Notes. In addition, the terms of certain of the indentures governing the existing notes of Houghton Mifflin significantly restrict Houghton Mifflin and Publishing’s other subsidiaries from paying dividends, making distributions, and otherwise transferring assets to Publishing. For example, the ability of Houghton Mifflin to make such payments is governed by a formula based on 50% of its consolidated net income (which, as defined in such indentures, excludes goodwill impairment charges and any after tax extraordinary, unusual, or nonrecurring gains and losses) accruing from April 1, 2003. In addition, as a condition to making such payments to Publishing based on such formula, Houghton Mifflin must have a Debt Compliance Cash Flow to interest expense ratio of at least 2.0 to 1 after giving effect to any such payments. Notwithstanding any such restrictions, such indentures permit an aggregate of $25.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met.

The following table sets forth our consolidated long-term cash contractual obligations as of December 31, 2003:

	Years Ending December 31,
	Total	2004	2005	2006	2007	2008	Thereafter
	(dollars in millions)
7.20% senior secured notes due 2011	$150.0	$—	$—	$—	$—	$—	$150.0
8.250% senior notes due 2011	600.0	—	—	—	—	—	600.0
9.875% senior subordinated notes due 2013	400.0	—	—	—	—	—	400.0
7.125% senior secured notes due 2004	.8	.8	—	—	—	—	—
Other (capital leases)	.5	—	.5	—	—	—	—
Operating leases (a)	149.3	29.4	28.2	24.7	9.7	7.8	49.5
Management fees (b)	43.7	5.0	5.0	5.0	5.0	5.0	18.7
Retention plan (c)	7.6	7.6	—	—	—	—	—
Purchase obligations (d)	125.3	55.9	28.8	14.4	10.8	7.9	7.5

Total cash contractual obligations	$1,473.8	$95.3	$62.5	$44.1	$25.5	$20.7	$1,225.7

(a)	Represents minimum lease payments under non-cancelable operating leases.
(b)	Represents a management fee that Houghton Mifflin pays annually to the Sponsors. Under the terms of the arrangement, the management fee expires in 2012.
(c)	Approximately 800 of Houghton Mifflin’s sales personnel, selected executives and other key employees are covered by retention arrangements under which Houghton Mifflin may become obligated to make remaining cash payments of up to $7.6 million. Payments of $16.7 million were made during 2003. Selected executives and key employees have selected, in lieu of receiving cash payments, to roll over approximately $4.6 million of that amount into equity in Parent. See “Executive Compensation—Management Rollover of Retention Payments and Deferred Compensation Plan.”
(d)	Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding. These goods and services consist primarily of author advances, subcontractor expenses, information technology licenses, outsourcing arrangements, external product development costs, and inventory purchases.

In addition to the payments described above, we have employee benefit obligations which will require us to make future payments. For example, we expect to make a $14.0 million cash contribution to our qualified defined pension plans in 2004 and make payments of approximately $12.0 million in 2004 related to our previously reported restructuring plans. In addition, we expect to pay $1.7 million to Hans Gieskes, our former Chief Executive Officer, as part of his severance package.

We believe that based on current and anticipated levels of operating performance and conditions in our industries and markets, and cash flow from operations, together with availability under the revolving senior credit facility, will be adequate for the foreseeable future to make required payments of interest on our debt and fund our working capital and capital expenditure requirements. Based on our current expectations of the formula and exceptions under our indentures, we believe that Houghton Mifflin will be able to distribute cash to Publishing to meet its cash interest obligations on the notes when they are due and payable commencing in 2009. Any future acquisitions, partnerships, or similar transactions may require additional capital, and there can be no assurance that this capital will be available to us. The seasonality of our sales affects our operating cash flow from quarter to quarter. We normally incur a net cash deficit through the middle of the third quarter of the year. Generally, we fund our ongoing obligations through our cash flow from operations and short-term borrowings.

We are involved in ordinary and routine litigation and matters incidental to our business. There are no such matters pending that we expect to be material in relation to our financial condition, results of operations or cash flows.

Impact of Inflation and Changing Prices

Although inflation is currently well below levels in prior years and has, therefore, benefited recent Houghton Mifflin results, particularly in the area of manufacturing costs, there are offsetting costs. Our ability to adjust selling prices has always been limited by competitive factors and long-term contractual arrangements that either prohibit price increases or limit the amount by which prices may be increased. Further, a weak domestic economy at a time of low inflation could cause lower tax receipts at the state and local level, and the funding and buying patterns for textbooks and other educational materials could be adversely affected.

Prices for paper moderated during the last three years. Overall, we expect modest increases in paper prices in 2004.

The most significant investments affected by inflation include pre-publication, other property, plant, and equipment, and inventories. We use the weighted average cost method to value substantially all inventory. Over the last two years, we have negotiated favorable pricing from our major vendors, which has helped to stabilize our unit costs, and therefore our cost of inventories sold.

Our publishing business requires a high level of investment in pre-publication for our educational and reference works, and in other property, plant, and equipment. We expect to continue to commit funds to the publishing areas through both internal growth and acquisitions.

We believe that by continuing to emphasize cost controls, technological improvements, and quality control, we can continue to moderate the impact of inflation on our operating results and financial position.

Recent Accounting Pronouncements

In November 2002, the FASB EITF released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Effective July 1, 2003, the Company adopted EITF 00-21, which decreased net income by $4.4 million for the year ended December 31, 2003.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The adoption of SAB No. 104 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted FIN 46 in the year ended December 31, 2003, and will adopt FIN 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The Company does not expect a material effect from the adoption of FIN 46R.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares. Many such instruments were previously classified by issuers as equity. SFAS No. 150 became effective for Houghton Mifflin at the beginning of the third quarter of 2003. Houghton Mifflin does not currently have financial instruments with the characteristics of liabilities and equity. Accordingly, the implementation of SFAS No. 150 did not have an impact on Houghton Mifflin’s consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires additional disclosures, including information about plan assets and the benefits expected to be paid and contributions expected to be made in future years. The additional disclosure requirements are effective for U.S. plans in 2003 financial statements and for non-U.S. plans in 2004 financial statements. We have provided the disclosures required for our pension plans in 2003.

At the January 7, 2004 meeting, the FASB finalized its discussions of the proposed Financial Staff Position (“FSP”) SFAS No. 106a, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The proposed FSP was issued for comment in December 2003 to address the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The issue is whether an employer that provides postretirement drug coverage (a plan) should recognize the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) and net postretirement benefit costs and, if so, when and how those effects should be accounted for. Specific authoritative guidance on the accounting for the federal subsidy is pending and the guidance, when issued could require the Company to change previously reported information. The proposed FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to postpone the election until a final FSP is issued. In accordance with this FSP, the net periodic postretirement benefit cost does not reflect the effects of the Act on the plan. Management is currently evaluating the impact of the Act on its financial statements.

RISK FACTORS

The risks described below may not be the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

A significant portion of our net sales is derived from sales of K-12 instructional materials pursuant to cyclical adoption schedules, and if we are unable to maintain residual sales and continue to generate new business our net sales could be materially and adversely affected.

Due to the revolving and staggered nature of state adoption schedules, sales of K-12 instructional materials have traditionally been cyclical, with some years offering more sales opportunities than others. Furthermore, we cannot assure you that states that have adopted our programs, or that schools and school districts that have purchased our products and services, will do so again in the future. A significant portion of our net sales is therefore dependent upon our ability to maintain residual sales and to continue to generate new business. For example, from 2007 through 2009, adoptions are scheduled in the primary subjects of reading, language arts, and literature in, among others, the states of California, Texas, and Florida, the three largest adoption states, which have traditionally represented almost 25% of all state spending on K-12 programs. Our inability to succeed in these three states, or reductions in their anticipated funding levels, could materially and adversely affect our net sales for subsequent years.

A significant portion of our net sales is derived from sales of K-12 instructional materials to school districts that are dependent on government funding. If the funding available for our products and services declines or does not continue to grow, our net sales could be materially and adversely affected.

Most public school districts, the primary customers for our K-12 products and services, are largely dependent on state and local funding to purchase our materials. The amount of funding available to the school districts and the timing of funding opportunities are closely tied to numerous national and local political, economic and demographic factors that are beyond our control. These factors include the level of student enrollment in subjects that are up for adoption and the level of spending per student on instructional materials in each school district and/or state. In adoption states, the amount of funding available at the state level for K-12 educational materials has historically had a significant effect on our year-to-year net sales.

Net sales may be negatively affected by reductions in local, state, and /or federal funding. In school districts in states that primarily rely on local tax proceeds, significant reductions in those proceeds for any reason can severely restrict district purchases of instructional materials. In districts and states that primarily rely on state funding for instructional materials, a reduction in state allocations or additional restrictions on the use of those funds may reduce our net sales.

A number of factors related to federal funding may negatively affect school spending on instructional materials, including reductions in federal education spending and increases in regulations or requirements that may make certain materials ineligible for federal funding and thus less attractive to local schools. In addition, the actual implementation of the NCLB Act may affect the acceptability and availability of funding for our materials. New requirements for “research-based” programs could result in additional costs for development of materials beyond what is currently anticipated and thus reduce expected profit margins and/or reduce sales opportunities. Our business could be materially and adversely affected if the federal government institutes a mandatory national assessment program.

Our operating results fluctuate on a seasonal and quarterly basis and in the event we do not generate sufficient net sales in the third quarter, we may not be able to meet our debt service and other obligations.

Our business is seasonal. For the year ended December 31, 2003, we derived approximately 85% of our net sales from educational publishing in the K-12 and College Publishing segments in the aggregate. In the K-12 Publishing segment, purchases typically are made primarily in the second and third quarters of the calendar year, in preparation for the beginning of the school year in September, though testing net sales are primarily generated in the second and fourth quarters. In the College Publishing segment, purchases are typically made in the third and fourth quarters for the semesters starting classes in September and January. We typically realize approximately 50% of net sales during the third quarter, making third-quarter results material to our full-year performance. This sales seasonality affects our operating cash flow from quarter to quarter. We normally incur a net cash deficit from all of our activities through the middle of the third quarter of the year. We cannot assure you that our third quarter net sales will continue to be sufficient to meet our obligations or that they will be higher than net sales for our other quarters. In the event we do not derive sufficient net sales in the third quarter, we may not be able to meet our debt service requirements and our other obligations.

We are a party to at-will contracts with significant customers and the termination of these contracts could harm our business.

We currently provide or have agreements to provide our products and services to governmental agencies, school districts and educational facilities under contracts that are terminable at-will. The fact that these customers have at-will contracts with us gives rise to the possibility that we may have no recourse in the event of customer cancellation of a contract. In addition, contracts awarded by states pursuant to a procurement process are subject to challenge by competitors and other parties during and after that process. We anticipate that we will continue to rely upon customers under such at-will contractual arrangements. As a result of this reliance, the election by these customers to terminate any or all of their at-will contracts with us, or the loss of or decrease in business from several of our large customers, could materially and adversely affect our business, prospects, financial condition, and results of operations.

We are subject to contingent liabilities that may affect our liquidity and our ability to meet our obligations.

In the ordinary course of our business, we issue performance bonds, surety bonds, and letters of credit posted as security for our operating activities, some of which obligate us to make payments if we fail to perform under certain contracts in connection with the sale of textbooks and CRTs. As of December 31, 2003, our contingent liability for such performance and surety bonds and letters of credit was approximately $29.3 million, including $21.2 million letters of credit. The gross amount of letters of credit is deducted from the amount of credit available to Houghton Mifflin under its revolving senior credit facility. As a result, letters of credit reduce Houghton Mifflin’s ability to borrow funds under the revolving senior credit facility, which could affect our liquidity and, therefore, our ability to meet our obligations. We may increase the number and amount of contracts that require the use of letters of credit, which may further restrict our liquidity and, therefore, our ability to meet our obligations in the future.

If we cannot successfully implement our business strategy, then our business, results of operations and growth potential could be materially and adversely affected.

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control, and we may not be successful in implementing our strategy. In addition, the implementation of our strategy may not improve our operating results. We may decide to alter or discontinue aspects of our business strategy and may adopt alternative or additional strategies due to business or competitive factors or factors not currently expected, such as unforeseen costs and expenses or events beyond our control. Any failure to successfully implement our business strategy could materially and adversely affect our results of operations and growth opportunities.

We operate in a highly competitive environment that is subject to rapid change and increasing costs of development, and if we are unable to compete effectively, our profitability could be harmed.

Our businesses operate in highly competitive markets. These markets continue to change in response to technological innovations and other factors. Our profitability is affected by developments in our industries beyond our control, including:

•	changing federal and state standards for educational materials;

•	rising development costs due to customers’ requirements for more customized instructional materials and assessment programs;

•	changes in prevailing educational and testing methods and philosophies;

•	higher technology costs due to the trend toward delivering more educational content in both traditional print and electronic formats;

•	market acceptance of new technology products, including online or computer-based testing;

•	an increase in the amount of materials given away in the K-12 and college publishing markets;

•	the effect of the used-book market, coursepacks, and student resistance to textbook price increases on sales of college textbooks;

•	college enrollment trends;

•	changing demographics and preferences of college students and professors that may affect product offerings and net sales;

•	the impact of the expected increase in turnover of K-12 teachers and instructors on the market acceptance of our products;

•	customer consolidation in the retail and wholesale book market and the increased dependence on fewer but stronger customers;

•	rising advances for popular authors and market pressures to maintain competitive retail pricing;

•	dependence on third parties to provide scoring services for our testing segment;

•	a material increase in product returns or in certain costs such as paper; and

•	overall uncertain economic issues that affect all markets.

We cannot predict with certainty the changes that may occur and the effect of those changes on the competitiveness of our businesses. We will continue to monitor and evaluate these and any other emerging developments, but acceleration of any of these developments may materially and adversely affect our profitability.

The means of delivering our products may be subject to rapid technological change. Although we have undertaken several initiatives and invested significant amounts of capital to adapt to and benefit from these changes, we cannot predict whether technological innovations will, in the future, make some of our products, particularly those printed in traditional formats, wholly or partially obsolete. If this were to occur, we might be required to invest significant resources to further adapt to the changing competitive environment. In addition, we cannot predict whether our end customers will have sufficient funding to purchase the equipment needed to use our new technology products.

Consolidation in the markets in which we operate could place us at a competitive disadvantage.

Recently, some of the markets in which we operate have experienced significant consolidation. In particular, the combinations of traditional media content companies and new media distribution companies have resulted in new business models and strategies. Similarly, the consolidation of book retailers has increased our reliance on certain customers. We cannot predict with certainty the extent to which these types of business combinations may occur or the impact that they may have. These combinations could potentially place us at a competitive disadvantage with respect to negotiations, scale, resources and our ability to develop and exploit new media technologies.

Our reliance on intellectual property and proprietary rights that may not be adequately protected under current laws may harm our competitive position and materially and adversely affect our business and results of operations.

Our products are largely comprised of intellectual property content delivered through a variety of media, including books and the Internet. We rely on copyright, trademark, and other intellectual property laws to establish and protect our proprietary rights in these products. However, we cannot assure you that our proprietary rights will not be challenged, invalidated or circumvented. We conduct business in other countries where the extent of effective legal protection for intellectual property rights is uncertain, and this uncertainty could affect our future growth. Moreover, despite copyright and trademark protection, third parties may be able to copy, infringe, or otherwise profit from our proprietary rights without our authorization. These unauthorized activities may be more easily facilitated by the Internet. In addition, the lack of Internet-specific legislation relating to intellectual property protection creates an additional challenge for us in protecting our proprietary rights relating to our online business processes and other digital technology rights. If we are unable to adequately protect our intellectual property and proprietary rights, our competitive position may be harmed and our business and financial results could be materially and adversely affected.

We may not be able to identify successful business models for generating sales of technology-based programs. Furthermore, our customers’ expectations for the number and sophistication of technology-based programs that are given to them free of charge may increase, as may development costs.

Our basal elementary school, basal secondary school, educational testing, and college customers have become accustomed to being given technology-based products free of charge from publishers such as our company as incentives to adopt programs and other products. The sophistication and expense of technology-based products continues to grow. Thus far, no business model generating material sales has proven to be effective.

Our profitability may decrease materially if:

•	we are unable to realize sales of these products;

•	customers continue to rely on increasing numbers of technology-based materials of increasing quality being given to them; or

•	costs of these products continue to rise.

We may not be able to complete, or achieve the expected benefits from, any future acquisitions, which could materially and adversely affect our growth.

We have at times used acquisitions as a means of expanding our business and expect that we will continue to do so. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. The acquisition and integration of companies involve a number of risks, including:

•	use of available cash, new borrowings, or borrowings under our senior credit facility to consummate the acquisition;

•	demands on management related to the increase in our size after an acquisition;

•	diversion of management’s attention from existing operations to the integration of acquired companies;

•	integration into our existing systems;

•	difficulties in the assimilation and retention of employees; and

•	potential adverse effects on our operating results.

We may not be able to maintain the levels of operating efficiency that acquired companies achieved separately. Successful integration of acquired operations will depend upon our ability to manage those operations and to eliminate redundant and excess costs. We may not be able to achieve the cost savings and other benefits that we would hope to achieve from acquisitions, which could materially and adversely affect our financial condition and results.

We may not be able to retain or attract the key management, creative, editorial, and sales personnel that we need to remain competitive and grow.

We operate in a number of highly visible industry segments where there is intense competition for experienced and highly effective individuals, including authors. Our successful operations in these segments may increase the market visibility of members of our key management, creative, and editorial teams and result in their recruitment by other businesses. The loss of certain of our high-profile authors could harm our business.

In addition, our sales personnel make up about 22% of our employees, and our business results depend largely upon the experience, knowledge of local market dynamics, and long-standing customer relationships of such personnel. Our inability to retain or hire effective sales people at economically reasonable compensation levels could materially and adversely affect our ability to operate profitably and grow our business.

Outlook

There are fewer adoption opportunities for the Company in 2004 compared to 2003. As a result, we expect a decline in total Company net sales in the mid to high single-digit percent range. The decline in net sales, combined with an increase in benefit costs, system implementation and costs associated with our growth plans for 2005 and beyond, will likely result in lower operating income.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to certain market risks as part of our on-going business operations. Our primary exposure following consummation of the Acquisition includes changes in interest rates as borrowings under our senior credit facility bear interest at floating rates based on the London InterBank Offered Rate (“LIBOR”) or prime rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed rate debt, interest rate changes affect the fair market value but do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact our earnings and cash flows, assuming other factors are held constant. Up to $325.0 million of floating-rate borrowings are available under the revolving senior credit facility subject to borrowing base limitations. Interest paid on borrowings under the revolving senior credit facility, subsequently repaid, in the year ended December 31, 2003, totaled $3.2 million. Consequently, a 10% change in market interest rate percentages had no material impact on our results of operations. At December 31, 2003, there were no borrowings outstanding under the revolving senior credit facility.

We may use derivative financial instruments, where appropriate, to manage our interest rate risks. However, as a matter of policy we will not enter into derivative or other financial investments for trading or speculative purposes. At December 31, 2003, the Company maintained interest rate swap agreements that effectively converted $200.0 million of the Company’s 8.25% fixed rate senior unsecured debt to a floating rate. These swap agreements do not qualify for hedge accounting as the underlying debt securities have a maturity date of 2013 and the interest rate swaps expire in 2007. As such changes in the fair value of these swaps are recorded as interest expense in the consolidated statement of operations. The swaps had minimal impact on the Company’s operating results for 2003. We do not have any speculative or leveraged derivative transactions.

The fair value of our debt instruments at December 31, 2003 was as follows:

Fair value $ million
$150 million 7.2% notes due 2011	$160.9
$600 million 8.25% notes due 2011	642.0
$400 million 9.875% notes due 2013	440.0
Other	1.1

$1,244.0

Most of our sales are denominated in U.S. dollars; thus our financial results are not subject to any material foreign currency exchange risks. A 10% change in the exchange rate of the U.S. dollar against other major currencies would not have a material impact on our results of operations.

Off-Balance Sheet Transactions

We do not have any off-balance-sheet financial instruments and we are not party to any off-balance sheet transactions.

Item 8. Financial Statements

Houghton Mifflin Company

Index to Consolidated Financial Statements

Page
Reports of PricewaterhouseCoopers LLP, Independent Auditors	F-2
Report of Ernst & Young LLP, Independent Auditors	F-4
Consolidated Balance Sheets at December 31, 2003 and 2002	F-5
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, and for the periods from January 1, 2001 to July 6, 2001 and July 7, 2001 to December 31, 2001	F-7
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003 and 2002 and for the periods from January 1, 2001 to July 6, 2001 and July 7, 2001 to December 31, 2001	F-8
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 and for the periods from January 1, 2001 to July 6, 2001 and July 7, 2001 to December 31, 2001	F-11
Notes to Consolidated Financial Statements	F-13

Report of Independent Auditors

To the Board of Directors and Stockholder of Houghton Mifflin Company:

In our opinion, the accompanying consolidated balance sheets present fairly, in all material respects, the financial position of Houghton Mifflin Company and its subsidiaries at December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audits of these balance sheets provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 3, 2004

Report of Independent Auditors

To the Board of Directors and Stockholder of Houghton Mifflin Company:

In our opinion, the accompanying consolidated statements of operations, stockholder’s equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Houghton Mifflin Company for the years ended December 31, 2003 (Successor Basis) and December 31, 2002 (Predecessor Basis) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 3, 2004

Report of Independent Auditors

To the Stockholder of Houghton Mifflin Company:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of Houghton Mifflin Company and Subsidiaries for the period from July 7, 2001 to December 31, 2001 (Predecessor Basis) and the period from January 1, 2001 to July 6, 2001 (Pre-Predecessor Basis). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, Houghton Mifflin Company and Subsidiaries consolidated results of operations and cash flows for the period from July 7, 2001 to December 31, 2001 (Predecessor Basis), and for the period from January 1, 2001 to July 6, 2001 (Pre-Predecessor Basis), in conformity with accounting principles generally accepted in the United States.

/s/    Ernst & Young LLP

New York, New York

December 23, 2002

(except for Note 6, paragraph 2,

as to which the date is May 29, 2003)

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except per-share amounts)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$159,093	$77,797
Cash – restricted	11,400	—
Marketable securities	638	638
Accounts receivable, net of allowance for bad debts and book returns of $33,988 in 2003 and $40,082 in 2002	194,932	180,359
Inventories	162,130	207,926
Deferred income taxes	62,941	57,390
Prepaid expenses and other current assets	15,723	12,236
Assets of discontinued operations	—	1,551

Total current assets	606,857	537,897
Property, plant, and equipment, net	107,990	117,806
Pre-publication costs	107,674	26,506
Royalty advances to authors, net of allowance of $38,949 in 2003 and $33,211 in 2002	28,814	25,092
Goodwill	646,809	588,205
Other intangible assets	850,709	980,900
Other assets and long-term receivables	86,533	112,502
Assets of discontinued operations	—	882

Total assets	$2,435,386	$2,389,790

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED BALANCE SHEETS (continued)

(In thousands of dollars, except per-share amounts)

	December 31,
	2003	2002
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current portion of long-term debt	$1,039	$317
Accounts payable	74,786	85,148
Due to parent	5,524	—
Royalties payable	62,341	58,816
Salaries, wages, and commissions payable	60,430	43,420
Other	67,345	52,748
Interest payable	40,242	7,848
Current portion of restructuring accrual	12,022	12,649
Liabilities of discontinued operations	—	1,620

Total current liabilities	323,729	262,566
Long-term debt	1,134,449	1,034,073
Royalties payable	3,443	3,650
Other	26,385	17,924
Long-term restructuring accrual	1,958	10,015
Accrued pension benefits	71,011	86,245
Accrued postretirement benefits	54,781	52,724
Deferred income taxes	275,394	307,593

Total liabilities	1,891,150	1,774,790
Commitments and contingencies (Note 12)
Stockholder’s equity
Preferred stock, $1 par value; 500,000 shares authorized, none issued	—	—
Common stock, $1 par value; 1,000 shares authorized, issued and outstanding at December 31, 2003 and 2002	1	1
Capital in excess of par value	614,999	614,999
Retained earnings	(71,643)	—
Other comprehensive income	879	—

Total stockholder’s equity	544,236	615,000

Total liabilities and stockholder’s equity	$2,435,386	$2,389,790

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except per-share amounts)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from July 7, 2001 to December 31, 2001	Period from January 1, 2001 to July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre-predecessor Basis)
Net sales	$1,263,536	$1,194,568	$693,028	$436,180
Costs and expenses
Cost of sales excluding pre-publication and publishing rights amortization	500,267	470,079	279,831	231,262
Pre-publication and publishing rights amortization	161,324	155,200	76,254	28,963

Cost of sales	661,591	625,279	356,085	260,225
Selling and administrative	550,900	496,215	197,764	260,723
Other intangible asset amortization	1,368	1,566	549	16,139
Goodwill impairment charge	—	775,000	—	—

	1,213,859	1,898,060	554,398	537,087

Operating income (loss)	49,677	(703,492)	138,630	(100,907)
Other income (expense)
Net interest expense	(112,639)	(13,687)	(15,266)	(17,975)
Net interest expense from affiliates loans	—	(28,951)	(10,058)	—
Debt extinguishment costs	(48,427)	—	—	—
Equity in losses of equity method investee	—	—	(951)	(3,704)
Write-down of investment	—	—	—	(500)
Other income (expense)	(39)	—	908	—

	(161,105)	(42,638)	(25,367)	(22,179)

Income (loss) from continuing operations before taxes	(111,428)	(746,130)	113,263	(123,086)
Income tax provision (benefit)	(41,006)	12,140	48,181	(35,887)

Income (loss) from continuing operations	(70,422)	(758,270)	65,082	(87,199)
Loss from discontinued operations, net of tax	(1,221)	(31,787)	(1,950)	(1,498)

Net income (loss)	(71,643)	(790,057)	63,132	(88,697)

Preferred stock dividend and redemption costs, net of tax	—	(8,615)	(860)	—

Net income (loss) available to common stockholder	$(71,643)	$(798,672)	$62,272	$(88,697)

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(In thousands of dollars, except per-share amounts)

	Common $1 par shares	stock value amount	Capital in excess of par value	Retained earnings	Notes receivable from stock purchase agreements	Unearned Compensation related to restricted stock	Treasury shares	stock amount	Benefits Trust	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2000 (Pre-predecessor Basis)	—	$31,861	$139,532	$433,069	$(16,145)	$(2,141)	(3,081,701)	$(112,032)	$(60,282)	$—	$413,862
Comprehensive Income:
Net income	—	—	—	(88,697)	—	—	—	—	—	—	(88,697)
Adjustment of minimum pension liability, net	—	—	—	—	—	—	—	—	—	(151)	(151)

Total comprehensive income	—	—	—	(88,697)	—	—	—	—	—	(151)	(88,848)
Common stock dividends, $0.26 per share	—	—	—	(7,175)	—	—	—	—	—	—	(7,175)
Stock options exercised	—	149	4,297	—	—	—	—	—	—	—	4,446
Issuance of restricted stock	—	2	74	—	—	(76)	—	—	—	—	—
Shares issued to directors and employees for services	—	22	921	—	—	—	—	—	—	—	943
Purchases of treasury stock	—	—	—	—	—	—	(3,908)	(166)	—	—	(166)
Other equity transactions, net	—	—	(3)	—	(375)	—	—	—	(4)	—	(382)
Benefits Trust asset remeasurement	—	—	17,622	—	—	—	—	—	(17,622)	—	—
Amortization of unearned compensation on restricted stock		—	—	—	—	2,217	—	—	—	—	2,217
Tax benefit related to stock plan activities	—	—	1,343	—	—	—	—	—	—	—	1,343

Balance at July 6, 2001, date of merger (Pre-predecessor Basis)	—	$32,034	$163,786	$337,197	$(16,520)	$—	(3,085,609)	$(112,198)	$(77,098)	$(151)	$326,240

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (continued)

(In thousands of dollars, except per-share amounts)

	Common $1 par shares	stock value amount	Capital in excess of par value	Retained earnings	Notes receivable from stock purchase agreements	Unearned Compensation related to restricted stock	Treasury shares	stock amount	Benefits Trust	Accumulated other comprehensive income (loss)	Total
Elimination of Pre-predecessor equity	—	$(32,034)	$(163,786)	$(337,197)	$16,520	$—	3,085,609	$112,198	$77,908	$151	$(326,240)
Net assets acquired	—	—	326,240	—	—	—	—	—	—	—	326,240
Capital contributed by Vivendi	—	1	873,759	—	—	—	—	—	—	—	873,760
Comprehensive income:
Net income	—	—	—	63,132	—	—	—	—	—	—	63,132
Adjustment of minimum pension liability, net	—	—	—	—	—	—	—	—	—	(385)	(385)

Total comprehensive income	—	—	—	63,132	—	—	—	—	—	(385)	62,747
Capital contribution by Vivendi	—	—	21,384	—	—	—	—	—	—	—	21,384
Distributions of Vivendi	—	—	(3,760)	—	—	—	—	—	—	—	(3,760)
Preferred stock dividend	—	—	—	(860)	—	—	—	—	—	—	(860)

Balance at December 31, 2001 (Predecessor Basis)	1,000	$1	$1,217,623	$62,272	$—	$—	—	$—	$—	$(385)	$1,279,511

Comprehensive income:
Net income	—	—	—	(790,057)	—	—	—	—	—	—	(790,057)
Other comprehensive loss, net of tax:	—	—	—	—	—	—	—	—	—	—	—
Adjustment of minimum pension liability, net	—	—	—	—	—	—	—	—	—	385	385

Total comprehensive income	—	—	—	(790,057)	—	—	—	—	—	385	(789,672)
Capital contribution by Vivendi	—	—	584,477	—	—	—	—	—	—	—	584,477
Preferred stock dividend and redemption costs	—	—		(8,615)	—	—	—	—	—	—	(8,615)

Balance at December 31, 2002 (Predecessor Basis)	—	1	1,802,100	(736,400)	—	—	—	—	—	—	1,065,701

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (continued)

(In thousands of dollars, except per-share amounts)

	Common $1 par shares	stock value amount	Capital in excess of par value	Retained earnings	Notes receivable from stock purchase agreements	Unearned Compensation related to restricted stock	Treasury shares	stock amount	Benefits Trust	Accumulated other comprehensive income (loss)	Total
Elimination of Predecessor equity	—	$(1)	$(1,802,100)	$736,400	—	—	—	—	—	$—	$(1,065,701)

Issuance of stock	1,000	1	614,999	—	—	—	—	—	—	—	615,000
Comprehensive income:
Net income	—	—	—	(71,643)	—	—	—	—	—	—	(71,643)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	898	898
Unrealized loss on security	—	—	—	—	—	—	—	—	—	(19)	(19)
Total comprehensive income	—	—	—	(71,643)	—	—	—	—	—	879	(70,764)

Balance at December 31, 2003 (Successor Basis) )	1,000	$1	$614,999	$(71,643)	$—	$—	—	$—	$—	$879	$544,236

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from July 7, 2001 to December 31, 2001	Period from January 1, 2001 to July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre-predecessor Basis)
Cash flows provided by (used in) operating activities
Net income (loss) from continuing operations	$(70,422)	$(758,270)	$65,082	$(87,199)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in losses of equity method investee	—	—	951	3,704
Other income	—	—	(908)	—
Amortization of debt premium/discount	3,419	—	—	—
Depreciation and amortization expense	195,015	186,736	85,125	54,044
Asset disposal	195	—	—	—
Amortization of deferred charges	37,745	—	—	—
Amortization of unearned compensation on restricted stock	—	—	—	2,085
Goodwill impairment charge	—	775,000	—	—
Write-down of investment	—	—	—	500
Changes in operating assets and liabilities:
Accounts receivable	(14,060)	5,557	99,859	(126,171)
Inventories	36,434	15,098	44,450	(13,885)
Accounts payable	(11,327)	28,275	(2,698)	51,224
Royalties, net	(1,184)	(1,399)	22,267	(16,751)
Deferred and income taxes payable	(42,088)	29,742	47,925	(42,425)
Interest payable/receivable on intercompany promissory notes	—	23,280	10,743	—
Other, net	51,533	(1,986)	(12,245)	66,869

Net cash provided by (used in) continuing operating activities	185,260	302,033	360,551	(108,005)
Net cash provided by (used in) discontinued operating activities	(1,247)	(17,310)	1,465	1,190

Net cash provided by (used in) operating activities	184,013	284,723	362,016	(106,815)

Cash flows used in investing activities
Purchase of marketable securities	—	(638)	—	—
Pre-publication expenditures	(95,610)	(95,178)	(45,572)	(42,841)
Acquisition of businesses, net of cash acquired	(38,459)	(5,130)	(18,476)	(8,703)
Restricted cash held for acquisition of businesses assets	(11,400)	—	—	—
Property, plant, and equipment expenditures	(26,037)	(39,519)	(16,836)	(13,778)

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(In thousands of dollars)

	Year ended December 31, 2003	Year ended December 31, 2002	Period from July 7, 2001 to December 31, 2001	Period from January 1, 2001 to July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre-predecessor Basis)
Net cash used in continuing investing activities	(171,506)	(140,465)	(80,884)	(65,322)
Net cash provided by (used in) discontinued investing activities	250	16,775	(2,701)	(1,063)

Net cash used in investing activities	(171,256)	(123,690)	(83,585)	(66,385)

Cash flows provided by (used in) financing activities, excluding acquisition accounted for as of December 31, 2002 (See Notes 1 and 4)
Return of capital on common stock	—	—	—	(7,175)
Dividends paid on redeemable preferred stock	—	(2,968)	—	—
Issuance (repayment) of commercial paper	—	—	(209,197)	25,406
Transaction costs paid on behalf of parent	(7,258)	(17,888)	(81,147)	—
Issuance (repayment) of short-term financing	(137)	(1,247)	1,252	—
Proceeds from the issuance of long-term financing	974,617	106	—	148,796
Payment of long-term financing	(899,136)	—	(29,500)	—
Issuance (repayment) of intercompany working capital	—	(43,250)	30,680	—
Issuance of intercompany notes receivable	—	—	(125,000)	—
Collection of promissory notes	—	—	2,564	—
Issuance of redeemable preferred stock	—	—	125,000	—
Cash received from notes receivable from stock purchase agreements	—	—	16,500	—
Other	—	—	(410)	5,178

Net cash provided by (used in) continuing financing activities	68,086	(65,247)	(269,258)	172,205
Net cash provided by (used in) discontinued financing activities	—	(1,270)	1,210	(57)

Net cash provided by (used in) financing activities excluding acquisitions accounted for as of December 31, 2002 (Notes 1 and 4)	68,086	(66,517)	(268,048)	172,148

Increase (decrease) in cash and cash equivalents	80,843	94,516	10,383	(1,052)
Effect of exchange rate changes on cash balances	453	—	—	—
Cash and cash equivalents at beginning of year	77,797	24,278	13,895	14,947

Cash and cash equivalents at end of year excluding acquisitions accounted for as of December 31, 2002 (Notes 1 and 4)	$159,093	$118,794	$24,278	$13,895

Supplementary disclosure of cash flow information:
Income taxes paid (refunded)	$3,628	$(17,728)	$286	$4,846
Interest paid	$71,837	$26,839	$16,267	$13,289

See accompanying Notes to Consolidated Financial Statements

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements

(Tabular data in thousands, except per share data)

(1) Basis of Presentation

The consolidated financial statements of Houghton Mifflin Company (“Houghton Mifflin” or the “Company”) include the accounts of its wholly owned subsidiaries. Our principal business is publishing. Net sales are principally in the United States and the Company’s operations are classified into four reporting segments (see Note 16).

On September 12, 2003, HM Publishing Corp. (“Publishing”), a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“ Holdings”), was incorporated. Holdings contributed its 100% equity interest in Houghton Mifflin to Publishing on September 17, 2003.

On December 30, 2002, Holdings, through its wholly owned subsidiary, Versailles Acquisition Corporation (“Versailles”), acquired (the “Acquisition”) all of the outstanding shares of Houghton Mifflin from Vivendi Communications North America Inc. (“Vivendi Communications”), a wholly owned subsidiary of Vivendi Universal, S.A. (“Vivendi”). Holdings is a company beneficially owned by Thomas H. Lee Partners, L.P. and its affiliates (“THL”), Bain Capital, LLC and its affiliates (“Bain Capital”), and the Blackstone Group and its affiliates (“Blackstone”; collectively the “Sponsors”). Vivendi had acquired all of the outstanding shares of Houghton Mifflin through a tender offer on July 7, 2001 (the “Vivendi Purchase”). Prior to the Vivendi Purchase, the stock of Houghton Mifflin was publicly traded. In accordance with the requirements of purchase accounting, the assets and liabilities of Houghton Mifflin were adjusted to their estimated fair values and the resulting goodwill computed for the Acquisition and the Vivendi Purchase transactions as of their respective acquisition dates (see Note 4). The application of purchase accounting generally results in higher depreciation and amortization expense in future periods. Accordingly, and because of other effects of purchase accounting, the accompanying consolidated financial statements as of and for the periods prior to the Vivendi Purchase, as of and for the periods under Vivendi ownership and as of and subsequent to December 31, 2002, are not comparable.

The consolidated financial statements present the Company as of and for the year ended December 31, 2003 and as of December 31, 2002 on a “Successor Basis” reflecting the Acquisition; for the periods from July 7, 2001 through December 31, 2001 on a “Predecessor Basis” for the period of Vivendi’s ownership of Houghton Mifflin; and the period January 1, 2001 through July 6, 2001 on a “Pre-predecessor Basis” for the period prior to the Vivendi Purchase. Based upon the insignificance of the Company’s financial results for the day of December 31, 2002 in comparison to that of the full year results for the year ended December 31, 2002, the Acquisition has been accounted for as of December 31, 2002.

(2) Significant Accounting Policies

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The significant estimates that affect the financial statements include, but are not limited to, book returns, allowance for bad debts, recoverability of advances to authors, valuation and recoverability of inventory, depreciation and amortization periods, and recoverability of long-term assets such as property, plant, and equipment, capitalized pre-publication costs, other identified intangibles, and goodwill.

Principles of Consolidation:

The consolidated financial statements of Houghton Mifflin include the accounts of Houghton Mifflin and its wholly owned subsidiaries.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(2) Significant Accounting Policies (continued)

All material intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition:

The Company derives revenue primarily from the sale of textbooks and instructional materials, trade books, test materials, multimedia instructional programs, license fees for book rights and content, and services that include test development, test delivery, test scoring, and training.

Revenues from textbooks and instructional materials, trade books, test materials, and multimedia instructional programs are recognized in the period when persuasive evidence of an arrangement with the customer exists, the products are shipped, title and risk of loss has transferred to the customer, all significant obligations have been performed, and collection is reasonably assured. The Company enters into certain contractual arrangements that have multiple elements, one or more of which may be delivered subsequent to the initial sale. For these arrangements, fair value is determined for all elements and the relative share of revenue for items to be delivered after the initial sale is deferred until such time as the items are delivered. As products are shipped with right of return, a provision for estimated returns on these sales is made at the time of sale, based on historical experience. Textbooks shipped from depository locations are recorded one month in arrears based on information received from the depositories. Shipping and handling fees are included in net sales. Costs incurred for shipping and handling are included in selling and administrative expenses.

Revenues for test delivery, test scoring, and training are recognized in the period when the services have been completed, the fee is fixed and determinable, and collection is reasonably assured. Revenues for fixed-priced contracts that require significant test development are recognized as the services are provided. Losses on such contracts are recognized immediately when they become known.

The Company enters into license agreements to license certain book publishing rights and content. The Company recognizes revenue on such arrangements, beginning when the contract is signed, the license term has begun, all materials have been delivered to the customer, and collection is reasonably assured.

Cash and Cash Equivalents:

Cash and cash equivalents consist primarily of cash in banks and highly liquid investment securities that have maturities of three months or less when purchased. The carrying amount approximates fair market value due to the short-term maturity of these instruments.

Restricted Cash:

Restricted cash consists of cash that is legally restricted and not available for the Company’s general use due to contractual obligations for the acquisition of Edusoft (see Note 4). The obligation is recorded as an accrual within current liabilities.

Marketable Securities:

Marketable securities included in current assets consist of instruments with original maturities of three months to less than one year. At December 31, 2003, the securities consisted of time deposits and are stated at fair value, which approximates cost due to the short maturity of these instruments. Fair values are estimated based on quoted market prices.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(2) Significant Accounting Policies (continued)

Inventories:

Inventories are stated at the lower of cost (weighted average unit cost) or market. An estimate is made for inventory obsolescence based on demand for products currently on hand.

Capitalized Internal Use Software:

The Company capitalizes certain costs related to obtaining or developing computer software for internal use. Costs incurred during the application development stage, including external direct costs of materials and services, and payroll and payroll related costs for employees who are directly associated with the internal-use software project, are capitalized and amortized on a straight-line basis over the expected useful life of the related software. The application development stage includes design, software configuration and integration, coding, hardware installation, and testing. Costs incurred during the preliminary stage, as well as maintenance, training, and upgrades that do not result in additional functionality are expensed as incurred.

Capitalized internal use software is included in property, plant, and equipment on the consolidated balance sheet.

Property, Plant, and Equipment:

Property, plant, and equipment are stated at cost, or in the case of business combinations, at fair value. Equipment under capital lease is stated at the present value of minimum lease payments. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful life of the assets are capitalized.

Depreciation on property, plant, and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Estimated useful lives of property, plant, and equipment are as follows:

Estimated Useful Life
Building and building equipment	10 to 35 years
Machinery and equipment	2 to 15 years
Capitalized software	3 to 5 years
Leasehold improvements	Lesser of useful life or lease term

Pre-Publication Costs:

The Company’s investment in pre-publication costs is capitalized and amortized from the year of publication, or sale if earlier, over two to five years using the sum-of-the-years digits method. This policy is used by all divisions, with the exception of the Trade and Reference Division’s non-reference publications, which are expensed as incurred, and Riverside, which uses the straight-line method. The amortization period for each division best reflects the expected sales generated from individual titles or programs. The Company evaluates the remaining lives and recoverability of such costs, which is often dependent upon program acceptance by state adoption authorities. In conjunction with the assessment of fair values of Houghton Mifflin’s assets when acquired by Holdings, existing pre-publication costs at the date of acquisition of $88.7 million were included as part of the publishing rights intangible asset.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(2) Significant Accounting Policies (continued)

Amortization expense related to pre-publication costs is approximately $14.4 million for the year ended December 31, 2003, $34.0 million for the year ended December 31, 2002, and $29.0 million for the period January 1, 2001 through July 6, 2001. No amortization expense was recorded during the period July 7, 2001 through December 31, 2001 as the amounts capitalized in pre-publication costs represented expenditures for 2002 and later copyrights.

Royalty Advances:

Royalty advances represent royalties paid to an author before they are earned. Advances are reduced as royalties are earned. Annually, advances are evaluated to determine if they are expected to be earned by applying the contracted royalty rate to forecasted future sales by title. In estimating total future sales, the Company considers a number of factors including the copyright date, the original estimate of life of title sales at the time of the advance, sales of the previous year or years, the trend in sales since publication, the historical performance of similar titles, possible paperback sales or other licensing opportunities, changes in marketing plans, and known changes in competing products. Any portion of a royalty advance that is not expected to be earned is fully reserved. In addition, prior to publication, royalty advances in certain categories may be partially reserved against to reflect our historical experience with similar titles.

Goodwill and Other Intangible Assets:

Houghton Mifflin adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 requires goodwill and intangible assets with indefinite useful lives to no longer be amortized. Furthermore, goodwill and intangible assets determined to have an indefinite useful life that were acquired in a business combination completed after June 30, 2001, and before SFAS No. 142 was adopted in full, were not amortized. Accordingly, following the Vivendi Purchase on July 7, 2001, Houghton Mifflin ceased all amortization of goodwill and intangibles with an indefinite useful life as of the date of the acquisition. The Company is also required to perform goodwill impairment tests on an annual basis. The Company completed its annual goodwill impairment test as of October 1, 2003 and determined that no impairment existed.

Other intangibles valued pursuant to the Vivendi Purchase and acquisition of Testing Systems, Inc. (see Note 4) were amortized on a straight-line basis over their estimated useful lives between 5 and 15 years during the periods from July 7, 2001 through December 31, 2002. All of these intangibles were revalued as part of the Acquisition purchase price study and are being amortized over their estimated useful lives (see Note 4).

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of:

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future net cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is normally assessed using a discounted cash flow model. Assets to be disposed of by sale are to be measured at the lower of their carrying amounts or fair value less the cost to sell the assets.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(2) Significant Accounting Policies (continued)

Income Taxes:

Income taxes are accounted for under the asset and liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under the provisions of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. A valuation allowance is applied against net deferred tax assets if, based on the weight of available evidence, it is more likely than not some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

For the period July 7, 2001 through December 30, 2002, Houghton Mifflin was a member of Vivendi’s United States consolidated tax group, which included other affiliated companies. The income tax payable related to the taxable income generated in this period was a balance due to an affiliate. The income tax provision for periods prior to December 31, 2002 had been calculated on the stand-alone method, as if Houghton Mifflin were filing its own U.S. consolidated group income tax returns. The amount of any taxes due Vivendi as of December 31, 2002 were capitalized as part of the Acquisition. From December 31, 2002 forward, Houghton Mifflin is included in the consolidated group income tax returns of Holdings.

Stock-Based Compensation:

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock- Based Compensation – Transition and Disclosure,” the Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its employee stock-based compensation. Under this method, compensation expense for employee rewards is recorded on the date of grant only if the fair value of the underlying stock exceeded the exercise price of the option granted.

The following table illustrates the effect on net income as if Houghton Mifflin had determined compensation cost based on the fair value at the grant date for stock options (see Note 15) under SFAS No. 123:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period July 7, 2001 through December 31, 2001	Period January 1, 2001 through July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre- predecessor Basis)
Net income (loss)
As reported available to common stockholders	$(71,643)	$(798,672)	$62,272	$(88,697)
Add back: Compensation on restricted stock	—	—	—	2,085
Deduct: Stock compensation expense	(46)	(1,822)	(640)	(9,315)

Pro forma	($71,689)	($800,494)	$61,632	($95,927)

The pro forma net loss for the period January 1, 2001 through July 6, 2001 includes a pro forma charge of approximately $5.7 million due to the acceleration of certain options.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(2) Significant Accounting Policies (continued)

Comprehensive Income:

Comprehensive income is defined as changes in the equity of an enterprise except those resulting from shareholder transactions. The amounts shown on the consolidated statement of stockholder’s equity relate to the cumulative effect of minimum pension liabilities, translation adjustments and unrealized gain / loss on securities.

Financial Instruments:

The Company uses swap contracts to manage its interest expense. The use of these financial instruments is intended to reduce the interest cost to the Company. The Company does not use derivatives for trading purposes and is not a party to leveraged derivatives.

The Company assesses at inception, and quarterly thereafter, whether the derivatives that are used in hedged transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and all changes in the fair value of the derivatives are included in the consolidated statement of operations. Derivatives are recorded in the consolidated balance sheet at fair value in other assets and other liabilities.

Advertising Costs:

Advertising costs are charged to selling and administrative expenses as incurred. Advertising costs were $22.6 million, $26.1 million, $11.7 million, and $13.1 million, for the years ended December 31, 2003 and 2002, the period from July 7, 2001 to December 31, 2001, and the period from January 1, 2001 to July 6, 2001, respectively.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the current period presentation for comparability purposes.

Recent Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) released Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 establishes three principles: (a) revenue arrangements with multiple deliverables should be divided into separate units of accounting; (b) arrangement consideration should be allocated among the separate units of accounting based on their relative fair values; and (c) revenue recognition criteria should be considered separately for separate units of accounting. EITF 00-21 is effective for all arrangements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. Effective July 1, 2003, the Company adopted EITF 00-21, which decreased net income by $4.4 million for the year ended December 31, 2003.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104 rescinds accounting guidance in SAB No. 101 related to multiple-element arrangements as this guidance has been superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The impacts of adopting SAB No. 104 as it pertains to the requirements of EITF 00-21 have been discussed above.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(2) Significant Accounting Policies (continued)

In January 2003, the FASB issued FASB Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (“VIE”) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted FIN 46 in the year ended December 31, 2003, and will adopt FIN 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The Company does not expect a material effect from the adoption of FIN 46R.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The Statement specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. SFAS No. 150 prohibits entities from restating financial statements for earlier years presented. SFAS No. 150 became effective for the Company at the beginning of the third quarter of 2003. The Company does not currently have financial instruments with the characteristics of liabilities and equity. Accordingly, the implementation of SFAS No. 150 did not have an impact on the Company’s consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised statement requires additional disclosures, including information about plan assets and the benefits expected to be paid and contributions expected to be made in future years. The additional disclosure requirements are effective for U.S. plans in 2003 financial statements and for non-U.S. plans in 2004 financial statements. The Company has provided the disclosures required for its pension plans in 2003 (see Note 14).

At the January 7, 2004 meeting, the FASB finalized its discussions of the proposed Financial Staff Position (“FSP”) SFAS No. 106a “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The proposed FSP was issued for comment in December 2003 to address the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted on December 8, 2003. The Act introduces a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The issue is whether an employer that provides postretirement drug coverage (a plan) should recognize the effects of the Act on its accumulated postretirement benefit obligation (“APBO”) and net postretirement benefit costs and, if so, when and how those effects should be accounted for. Specific authoritative guidance on the accounting for the federal subsidy is pending and the guidance, when issued could require the Company to change previously reported information. The proposed FSP permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act. The Company has elected to postpone the election until a final FSP is issued. In accordance with this FSP, the net periodic postretirement benefit cost in Note 14 does not reflect the effects of the Act on the plan. Management is currently evaluating the impact of the Act on its consolidated financial statements.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(3) Balance Sheet Information

Inventories:

Inventories, net of applicable reserves, at December 31, 2003 and 2002 consist of the following:

	2003	2002
Finished goods	$153,618	$201,353
Raw materials	8,512	6,573

Inventory, net	$162,130	$207,926

At December 31, 2002 inventory included $9.9 million of inventory step-up resulting from the purchase accounting fair value adjustment from the Acquisition. This amount was amortized during 2003. At December 31, 2003, there was no inventory step-up adjustment included in inventory. The results of operations for the year ended December 31, 2002 and the period July 7, 2001 to December 31, 2001 included $4.4 million and $22.0 million, respectively, of inventory step-up amortization resulting from the Vivendi Purchase.

Property, Plant, and Equipment:

Balances of major classes of assets and allowances for depreciation and amortization at December 31, 2003 and 2002 are as follows:

	2003	2002
Land and land improvements	$5,165	$4,774
Building and building equipment	10,450	13,472
Machinery and equipment	58,500	51,254
Capitalized software	57,858	39,145
Leasehold improvements	10,123	9,161

Total	142,096	117,806
Less: accumulated depreciation and amortization	(34,106)	—

Property, plant, and equipment, net	$107,990	$117,806

Machinery and equipment includes equipment under capital lease in the amount of $0.4 million and $2.2 million at December 31, 2003 and December 31, 2002, respectively. Depreciation and amortization expense was approximately $34.1 million for the year ended December 31, 2003, including amortization of equipment under capital lease of $0.5 million. Depreciation and amortization expense for the year ended December 31, 2002, the period from July 7, 2001 to December 31, 2001, and the period January 1, 2001 to July 6, 2001 was $30.0 million, $8.3 million and $8.9 million, respectively.

Rabbi Trust:

The Company maintains a Rabbi Trust for the purposes of funding certain compensation and benefit plan obligations made available to its senior executives and former directors in connection with the following plans: directors retirement, deferred compensation, supplemental executive retirement, and supplemental savings. As of December 31, 2003 and 2002, the Company’s balance in the Rabbi Trust was $18.9 million and $17.6 million, respectively, consisting of cash or cash equivalents and is included in other assets on the consolidated balance sheet. The liabilities associated with these plans are $15.8 million and $16.2 million at December 31, 2003 and 2002, respectively, and are included in other long-term liabilities on the consolidated balance sheet.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(4) Acquisitions

Acquisition of Edusoft:

On December 5, 2003, Houghton Mifflin acquired Edusoft, a San Francisco, California-based assessment platform provider, for $37.0 million in cash, subject to certain contractual post-closing adjustments. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities has been recorded as goodwill. The Company acquired the stock of Edusoft, and therefore, the goodwill arising from this transaction is not tax deductible. The following represents the preliminary allocation of the purchase price:

Current assets	$1,707
Property, plant, and equipment	6,174
Goodwill	26,421
Other identified intangible assets	10,143
Current liabilities	(1,786)
Other liabilities	(5,671)

Allocated purchase price	$36,988

The other identified intangible assets consist of the tradename with an estimated fair value of $3.8 million, and customer-related intangibles with an estimated fair value of $6.3 million. The estimated useful lives of these intangibles are between two and three years.

At December 31, 2003, $11.4 million of the purchase price had not yet been paid by Houghton Mifflin and is classified as restricted cash on the accompanying consolidated balance sheet at December 31, 2003.

Acquisition of Cognitive Concepts, Inc.:

On October 14, 2003, Houghton Mifflin acquired Cognitive Concepts, Inc. (“CCI”), a provider of research based supplemental education tools, for $12.8 million in cash. The acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The excess of the purchase price over the acquired tangible and intangible assets and liabilities has been recorded as goodwill. The Company acquired the stock of CCI and, therefore, the goodwill resulting from this transaction is not tax deductible. The following represents the preliminary allocation of the purchase price:

Current assets	$4,554
Property, plant, and equipment	423
Other long-term assets	74
Goodwill	8,704
Other identified intangible assets	6,222
Current liabilities	(5,580)
Other liabilities	(1,611)

Allocated purchase price	$12,786

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(4) Acquisitions (continued)

Other identified intangible assets consist of publishing rights with an estimated fair value of $6.2 million and an estimated useful life of 3 years.

The Edusoft and CCI acquisitions are not material to the Company as a whole and therefore no pro-forma financial information has been presented for the periods presented.

Holdings Acquisition of Houghton Mifflin:

On December 30, 2002, Holdings, through its wholly owned subsidiary, Versailles, acquired all of the outstanding common stock of Houghton Mifflin for $1,226.4 million plus the assumption of $375.4 million of debt. In addition, $40.3 million of acquisition expenses, of which $6.6 million were unpaid at December 31, 2002, were incurred in connection with the Acquisition, including amounts paid to the Sponsors (see Note 10). Versailles was subsequently merged into Houghton Mifflin. The Acquisition has been accounted for as a purchase transaction in accordance with SFAS No. 141, “Business Combinations.”

The $610.9 million excess of the purchase price over the estimated fair values of the net tangible assets and separately identifiable intangible assets of Houghton Mifflin was recorded as goodwill. Since this was a stock acquisition, none of this goodwill is expected to be tax deductible. The purchase price was allocated among tangible and intangible assets acquired and liabilities assumed based on estimated fair values at the transaction date. The following represents the allocation of the purchase price:

Current assets	$559,359
Property, plant, and equipment	109,954
Other assets	92,420
Goodwill	610,909
Other identified intangibles	974,500
Current liabilities	(262,170)
Long term debt	(359,072)
Other long term liabilities	(459,181)

Allocated purchase price	$1,266,719

The $610.9 million of goodwill was allocated as follows: $422.8 million to the K-12 Publishing segment, $143.5 million to the College Publishing segment, $3.1 million to the Trade and Reference Publishing segment, and $41.5 million to the Other segment.

Adjustments were made to purchase price allocation during the year ended December 31, 2003, for fair value adjustments primarily in the areas of inventory, fixed assets and deferred taxes, as well as professional fees related to the acquisitions.

Other identified intangibles acquired consist of the following:

Asset	Fair Value	Estimated Useful Life
Tradenames and trademarks	$290,200	Indefinite
Publishing rights	679,100	11-18 years
Customer-related	5,200	12 years

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(4) Acquisitions (continued)

The weighted average life of acquired identified intangibles, subject to amortization, is approximately 14 years. Goodwill and tradenames and trademarks are not amortized but will be tested for impairment on an annual basis or at an interim date if indicators of impairment exist.

Publishing rights are contractual relationships between an author and Houghton Mifflin, as well as rights to other titles developed internally or acquired by Houghton Mifflin, whereby Houghton Mifflin has the right to sell that work in the future. These rights allow Houghton Mifflin to publish and republish an author’s existing and future works and create new works and content based on the author’s prior works. The fair market value of the publishing rights at the date of the Acquisition was determined by discounting the after tax cash flows projected to be derived from the publishing rights and titles to its net present value using a rate of return that accounts for the time value of money and the appropriate degree of risk. Through the Holdings valuation, the useful life of the publishing rights is estimated between 11 and 18 years based on the product life cycles attributable to Houghton Mifflin’s different divisions and product lines, as well as the lives of the various copyrights involved. Amortization is calculated using the percentage of the projected operating income before taxes derived from the titles in the current year as a percentage of the total estimated operating income over the estimated useful lives. The publishing rights and customer-related intangible assets will be amortized on an accelerated basis commensurate with their estimated useful lives. Approximately 74% of the estimated amortization is projected to occur in the first five years.

The purchase price allocation also included a step-up of $9.9 million to fair value inventory, which was expensed through cost of sales in 2003 as the acquired inventory was sold, a discount of $15.6 million to fair value the assumed debt, which is being expensed through interest expense over the life of the debt and a $3.4 million step-up for internally developed software with an estimated life of approximately 3 years.

The following unaudited financial information presents the results of operations of Houghton Mifflin as if the Acquisition had occurred at the beginning of each of the periods presented. The unaudited pro forma financial information is not necessarily indicative of the actual results that would have been achieved had the Acquisition actually been consummated as of January 1, nor is it necessarily indicative of the future results of operations.

	2002	2001
Revenues	$1,194,568	$1,129,208
Loss from continuing operations before taxes, income (loss) from discontinued operations, and preferred stock dividend	$(74,135)	$(130,354)

Net loss	$(59,034)	$(109,971)

Acquisition of Kingfisher Publishing plc:

On December 30, 2002, subsequent to the Acquisition, Houghton Mifflin acquired Kingfisher Publishing plc (“Kingfisher”), a U.K.-based company that publishes reference materials and fiction and nonfiction books for children. Houghton Mifflin acquired all the stock of Kingfisher from Vivendi for $3.9 million in cash. The excess of $0.8 million of the purchase price over the estimated fair values of the net assets of Kingfisher was recorded as goodwill. Since Houghton Mifflin acquired the stock of Kingfisher, the goodwill is not expected to be tax deductible. Kingfisher has been integrated into the Trade and Reference Publishing segment. The purchase price

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(4) Acquisitions (continued)

was allocated among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The following represents the allocation of the purchase price:

Current assets	$6,469
Property, plant, and equipment	174
Goodwill	775
Other identified intangibles	6,400
Current liabilities	(5,060)
Other liabilities	(4,878)

Allocated purchase price	$3,880

Other identified intangibles consist of publishing rights with an estimated fair value of $6.4 million and an estimated life of 18 years. The publishing rights are being amortized on an accelerated basis that will result in the majority of the balance being amortized in the first nine years.

The cash flows used in financing the acquisitions of Houghton Mifflin and Kingfisher on December 30, 2002 are summarized below:

Proceeds from issuance of senior term debt	$175,000
Proceeds from issuance of senior subordinated bridge loan	500,000
Proceeds from equity contribution from Holdings.	615,000
Acquisition of company stock from Vivendi including direct costs	(1,251,869)
Acquisition of Kingfisher	(3,880)
Payment of deferred financing costs and other	(75,248)

Net cash used in funding the acquisition	$(40,997)

Vivendi Purchase of Houghton Mifflin:

On July 7, 2001, Vivendi acquired all of the outstanding common stock of Houghton Mifflin for $1,734.7 million plus assumption of $613.7 million of debt. After the Vivendi Purchase, Houghton Mifflin was directly owned by Vivendi Communications until the sale of Houghton Mifflin to Holdings on December 30, 2002. The $1,313.7 million excess of the purchase price over the estimated fair values of the net assets of Houghton Mifflin at the time of the Vivendi Purchase was recorded as goodwill. Since this was a stock acquisition, none of the goodwill was tax deductible. A purchase price study was performed in order to assess and allocate the purchase price among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The following represents the allocation of the purchase price that was pushed down to Houghton Mifflin at the time of the Vivendi Purchase:

Current assets	$616,435
Property, plant, and equipment	87,949
Other assets	150,855
Goodwill	1,313,743
Other identified intangibles	1,013,379
Current liabilities	(633,619)
Long term debt	(382,612)
Other long term liabilities	(431,438)

Allocated purchase price	$1,734,692

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(4) Acquisitions (continued)

The $1,313.7 million of goodwill was allocated as follows: $900.9 million to the K-12 Publishing segment, $364.5 million to the College Publishing segment and $48.3 million to the Trade and Reference Publishing segment.

Other identified intangibles acquired consisted of the following:

Asset	Fair Value	Estimated Useful Life
Tradenames and trademarks	$301,000	Indefinite
Publishing rights	706,000	30 years
Leases	6,379	5.67 years

The tangible and intangible assets identified at the time of the Vivendi Purchase have since been revalued as part of the purchase price study undertaken at the time of the Acquisition as discussed previously in this note.

A step-up of $26.4 million was recorded in order to fair value inventory at the date of the Vivendi Purchase. This inventory step-up was expensed through cost of sales as the acquired inventory was sold. In addition, a purchase accounting adjustment of $16.3 million was recorded to reverse the LIFO inventory reserve existing as of the acquisition date, the result of which was an additional step-up in inventory value.

A step-up adjustment of $7.3 million was recorded in order to fair value the assumed debt at the Vivendi Purchase date. This amount was being amortized over the life of the debt. A credit to interest expense of $1.9 million and $1.0 million was recorded for the year ended December 31, 2002 and the period July 7, 2001 through December 31, 2001, respectively.

A fair value adjustment of $6.4 million was recorded to fair value certain leases. This amount was being amortized over the lease terms to rent expense. Amortization of $1.1 million and $0.6 million was recorded for the year ended December 31, 2002 and the period July 7, 2001 through December 31, 2001, respectively.

Concurrent with the Vivendi Purchase, Vivendi sold four of its wholly owned subsidiaries, Educational Resources, Inc., Roger Wagner Publishing, Inc., Larousse Kingfisher Chambers, Inc., and Curriculum Advantage, Inc. (“Curriculum Advantage”) to Houghton Mifflin for approximately $7.4 million. At the time of sale to Houghton Mifflin, these subsidiaries had net assets, excluding amounts due to or from Vivendi, of approximately $24.0 million for Educational Resources, Inc., $3.1 million for Roger Wagner Publishing, Inc., $1.1 million for Larousse Kingfisher Chambers, Inc., and $0.6 million for Curriculum Advantage, Inc. The transaction was accounted for as a reorganization of entities under common control. The assets and liabilities of the subsidiaries were recorded at their book values as of July 7, 2001 and the excess of $21.4 million of the net assets acquired over the purchase price were accounted for as a contribution to capital.

Larousse Kingfisher Chambers, Inc., a distributor of trade books, was combined with Houghton Mifflin’s Trade and Reference Division in the Trade and Reference Publishing segment. Curriculum Advantage, a technology company providing LAN-based learning solutions to K-12 teachers, was sold on April 1, 2003 (see Note 6). Educational Resources, Inc. and Roger Wagner Publishing, Inc., distributors and developers of multimedia instructional products sold primarily to the elementary through high school markets, were combined with Sunburst Technology Corporation (“Sunburst”), a wholly owned subsidiary of Houghton Mifflin, which was sold on October 1, 2002. Curriculum Advantage, Educational Resources Inc., Roger Wagner Publishing, Inc., and Sunburst have been accounted for as discontinued operations in the accompanying consolidated financial statements (see Note 6).

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(4) Acquisitions (continued)

Acquisition of Testing Systems, Inc.:

On December 21, 2001, Houghton Mifflin acquired Testing Systems, Inc. (“TSI”), an adult testing company that specializes in administering and developing examinations and providing license support services for the regulatory licensing, professional certification, and employment markets. Houghton Mifflin acquired all the stock of TSI from Thomson Newsprint, Inc., for $17.7 million in cash. The excess of $13.0 million of the purchase price over the estimated fair values of the net assets of TSI was recorded as goodwill. Since Houghton Mifflin acquired the stock of TSI, the goodwill is not tax deductible. TSI has been integrated into Computer Adaptive Technologies, Inc., a wholly owned subsidiary of Houghton Mifflin, with the combined operations renamed Promissor, Inc., and the consolidated financial statements include the effect of TSI from the date of acquisition in the Other segment. A purchase price study was performed in order to assess and allocate the purchase price among tangible and intangible assets acquired and liabilities assumed based on fair values at the transaction date. The following represents the allocation of the purchase price:

Current assets	$3,740
Property, plant, and equipment	5,392
Other assets	359
Goodwill	12,991
Other identified intangibles	5,400
Current liabilities	(10,190)

Allocated purchase price	$17,692

Other identified intangibles consisted of customer-related intangible assets with an estimated fair value of $5.4 million and an estimated life of 15 years. Included within property, plant, and equipment is internally developed software with an estimated fair value of $3.2 million and an estimated life of approximately 2 years. The tangible and intangible assets identified at the time of the TSI acquisition, that remain in use by Houghton Mifflin, have been revalued as part of the purchase price study undertaken at the time of the Acquisition as discussed previously in this note.

Formation and Subsequent Acquisition of Classwell:

Houghton Mifflin, Sylvan Ventures (“Sylvan”), and Inception Capital (“Inception”), launched Classwell Learning Group Inc. (“Classwell”) pursuant to an Investors’ Rights Agreement on September 6, 2000, as an online education company engaged to provide elementary and high school teachers with new teaching and learning resources. Houghton Mifflin invested $7.0 million in cash and contributed other assets for an ownership interest of approximately 32% on a diluted basis. Houghton Mifflin accounted for its interest in Classwell on the equity method. Change of control provisions in the Investors’ Rights Agreement allowed Sylvan and Inception to exercise a right to compel Houghton Mifflin to purchase their respective 41.7% and 24.7% interests at pre-determined prices. Upon the Vivendi Purchase, Inception exercised its right on August 13, 2001, and Houghton Mifflin purchased Inception’s interest for $15.0 million, increasing Houghton Mifflin’s interest to 56.7%. Subsequent to August 13, 2001, Houghton Mifflin accounted for its investment in Classwell on a consolidated basis. On October 5, 2001, Sylvan exercised its right and accordingly Houghton Mifflin purchased Sylvan’s interest for $31.8 million, increasing Houghton Mifflin’s interest to 98.4%. In November 2002, the remaining 1.6% minority interests were acquired.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(5) Goodwill and Other Intangible Assets

Goodwill and other intangible assets at December 31, 2003 and 2002 consist of the following:

	2003	Accumulated Amortization	2002	Accumulated Amortization
Goodwill	$646,809	—	$588,205	—
Trademarks and tradenames	290,200	—	290,200	—
Publishing rights	691,722	145,188	685,500	—
Customer related and other	15,343	1,368	5,200	—

Total	$1,644,074	$146,556	$1,569,105	$—

The Company adopted SFAS No. 142 as of January 1, 2002. Had SFAS No. 142 been adopted as of January 1, 2001, net income for the period January 1, 2001 to July 6, 2001, would have increased by $8.6 million. There would be no effect on the other periods presented.

Changes in the net carrying amount of goodwill for the year ended December 31, 2003 were as follows:

	K-12	College	Trade and Reference	Other	Total
Balance at December 31, 2002	$405,877	$140,876	$2,717	$38,735	$588,205
Purchase accounting adjustments on prior period acquisitions	16,879	2,640	1,193	2,767	23,479
2003 Acquisitions	35,125	—	—	—	35,125

Balance at December 31, 2003	$457,881	$143,516	$3,910	$41,502	$646,809

In September 2002, Houghton Mifflin began assessing the recoverability of goodwill because certain indicators of possible impairment were present, the most significant of which was the potential sale of Houghton Mifflin by Vivendi at an estimated selling price that was below the net book value of its net assets. The Company performed an assessment of the carrying value of its long-lived assets, other than goodwill, and determined that these assets were not impaired at that time. The Company measured the goodwill impairment on an implied residual basis by deducting the fair value of all assets and liabilities from the total estimated fair value of the Company to determine residual goodwill. The impairment of goodwill was measured as the excess of recorded goodwill over its implied residual value. As a result of the assessment, the Company recorded a $775.0 million impairment charge.

In accordance with the provisions of SFAS No. 142, there was no amortization expense recorded related to goodwill in 2003, 2002, or for the period July 7, 2001 through December 31, 2001, and $14.9 million for the period January 1, 2001 through July 6, 2001.

Amortization expense for publishing rights and customer related and other intangibles was approximately $146.6 million in 2003, $122.7 million in 2002, $76.8 million for the period from July 7, 2001 through December 31, 2001, and $1.2 million for the period January 1, 2001 through July 6, 2001.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(5) Goodwill and Other Intangible Assets (continued)

Estimated aggregate amortization expense expected for each of the next five years related to intangibles subject to amortization is as follows:

	Publishing Rights	Customer- Related and Other
2004	127,638	4,608
2005	98,851	4,413
2006	78,448	2,833
2007	60,109	469
2008	47,227	388
Thereafter	134,261	1,264

(6) Discontinued Operations

On March 31, 2003, Houghton Mifflin disposed of Curriculum Advantage for $0.3 million in cash and receipt of secured notes and inventory of $0.5 million. The assets, liabilities, results from operations, and cash flows of Curriculum Advantage have been segregated and classified as discontinued operations in the accompanying financial statements through closing on April 1, 2003 and reflect the cash proceeds received at closing as net cash provided by discontinued investing activities for the year ended December 31, 2003.

Curriculum Advantage had net sales of $1.2 million, $6.2 million, and $5.5 million and loss before taxes of $2.0 million, ($3.3) million and ($5.0) million in the year ended December 31, 2003 and December 31, 2002, and the period July 7, 2001 through December 31, 2001, respectively.

On October 1, 2002, Houghton Mifflin disposed of Sunburst for $22.8 million in cash, adjusted for working capital as defined in the sale agreement. This disposal resulted in an impairment charge of $31.9 million, including goodwill of $27.9 million and other intangible assets of $1.4 million, recorded in the third quarter of 2002. Sunburst focused on the development, marketing, and distribution of multimedia products sold primarily to the elementary and secondary school markets. The assets and liabilities, results from operations, and cash flows of Sunburst have been segregated and classified as discontinued operations in the accompanying financial statements. Sunburst had net sales of $58.4 million, $11.0 million, and $13.3 million in the year ended December 31, 2002, the periods July 7, 2001 through December 31, 2001, and January 1, 2001 through July 6, 2001, respectively.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(7) Long Term Debt

Long-term debt at December 31, 2003 and 2002 consists of the following:

	2003	2002
$150,000 of 7.20% senior secured notes due March 15, 2011, interest payable semi-annually	137,200	135,435
$125,000 of 7.00% senior secured notes due March 1, 2006, interest payable semi-annually	40	121,138
$100,000 of 7.125% senior secured notes due April 1, 2004, interest payable semi-annually	829	102,500
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	—
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	397,166	—
Senior secured credit facility	—	175,000
Senior subordinated bridge loan	—	500,000
Other	253	317

	1,135,488	1,034,390

Less: current portion of long term debt	1,039	317

Long term debt, excluding current installments	$1,134,449	$1,034,073

Long-term debt due in each of the next five years and thereafter is as follows:

Year
2004	1,039
2005	—
2006	40
2007	—
2008	—
Thereafter	1,133,370

$1,134,449

Deferred financing costs are capitalized in other assets and long-term receivables net of accumulated amortization and are amortized over the useful life of the related debt. Capitalized deferred financing costs at December 31, 2003 were $54.7 million.

On March 5, 2003, Houghton Mifflin entered into an Amended and Restated Credit and Guaranty Agreement. This agreement provides Houghton Mifflin with a $325 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which the Company pays annual commitment fees, expires on December 30, 2008. The revolving credit facility requires Houghton Mifflin to maintain certain interest coverage, leverage, and senior leverage ratios, as defined under the terms of the facility. There were no borrowings under this facility at December 31, 2003.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(7) Long Term Debt (continued)

The Revolver includes various financial covenants such as certain leverage and coverage ratios. The ratios are calculated quarterly using EBITDA, which is defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments allowed under the terms of the agreement, on a last twelve months basis. It also contains customary covenants, including limitations on the Company’s ability to incur debt, and events of default as defined by the agreement. The Revolver also limits the Company’s ability to pay dividends, to make advances, and otherwise engage in inter-company transactions. The primary covenants under the Revolver are the total leverage ratio, senior leverage ratio, interest coverage ratio, and consolidated capital expenditures for 2003. For 2003, the Revolver requires the total leverage ratio to be no greater than 5.15:1; the senior leverage ratio to be no greater than 3.50:1; the interest coverage ratio to be not less than 2.10:1 and that consolidated capital expenditures not exceed $180 million.

The unsecured 8.25% Senior Notes and the unsecured 9.875% Senior Subordinated Notes (together the “Senior and Senior Subordinated Notes”) include various financial and customary covenants that limit the Company’s ability to pay dividends, make investments or sell assets, and dispose of substantially all its assets by sale or merger. Some covenants include the calculation of EBITDA, defined as earnings before interest, taxes, depreciation, and amortization, and other adjustments under the indenture. These covenants are tied to the calculation of a fixed charge coverage ratio based on EBITDA, including the Company’s ability to incur additional debt or make restricted payments subject to qualifications and limitations as defined in the indenture. The fixed charge coverage ratio is required to be at least 2.0:1. Other covenants restrict the Company’s ability to enter into certain transactions with affiliates.

During 2003, the Company was in compliance with the covenants for both the Revolver and the Senior and Senior Subordinated Notes, respectively, as of and for the year ended December 31, 2003.

On February 13, 2003, Houghton Mifflin repurchased substantially all of its $125.0 million of 7.00% notes due March 1, 2006. The premiums paid and consent fees for this purchase was approximately $12.5 million. A charge of approximately $16.4 million on this repurchase was recognized in 2003.

On January 30, 2003, Houghton Mifflin issued $600 million of 8.25% senior notes that mature on February 1, 2011 (the “Senior Notes”). The notes are general unsecured obligations of Houghton Mifflin effectively subordinated to secured obligations of Houghton Mifflin to the extent of the value of the assets securing such obligations ranking equally in right of payment to all existing unsecured obligations of Houghton Mifflin. Houghton Mifflin also issued $400 million of 9.875% senior subordinated notes that mature on February 1, 2013 (the “Senior Subordinated Notes”). These notes are general unsecured obligations of Houghton Mifflin, subordinated in right of payment to all existing senior debt of Houghton Mifflin. The senior subordinated notes were priced at 99.22% of principal amount to yield an effective interest rate of 10.0%. The net proceeds from these notes were approximately $974.6 million after deducting original issue discounts on senior subordinated notes and estimated fees and expenses related to this offering. The net proceeds from these two notes were used to repay the then existing $125.0 million 7.0% notes due March 1, 2006, the $500 million senior subordinated bridge loan, and the $275.0 million Term Loan B (as defined below) plus accrued interest. The then existing Senior Secured Credit Facility, comprised of a $325 million revolving credit agreement and a $400 million Term Loan B agreement was terminated and the Company entered into the aforementioned Amended and Restated Credit and Guaranty Agreement. As a result of this refinancing, a charge of approximately $30 million was recognized in 2003 for the deferred financing fees related to these debt instruments.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(7) Long Term Debt (continued)

On January 3, 2003, Houghton Mifflin purchased $99.2 million of its $100.0 million 7.125% notes due April 1, 2004 through a tender offer. Houghton Mifflin borrowed $100.0 million under its then existing Term Loan B agreement to finance this purchase. This borrowing was repaid on January 30, 2003. Consent fees for this repurchase totaled approximately $2.0 million and a charge for this amount was recognized in 2003.

On December 30, 2002, the Company entered into a $725 million Senior Secured Credit Facility with several banks, including a revolving credit agreement and a term loan agreement (“Term Loan B”) for which the Company incurred fees of $32.4 million. The Company borrowed $175.0 million under the Term Loan B agreement at December 31, 2002. These agreements were amended on March 5, 2003, canceling the Term Loan B and the Company entered into the Amended and Restated Credit and Guaranty Agreement governing the current senior secured revolving credit facility.

On December 30, 2002, Houghton Mifflin entered into a $500 million Senior Subordinated Bridge Loan Agreement with several banks for which Houghton Mifflin incurred fees of $22.3 million. This loan was repaid on January 30, 2003.

On March 19, 2001, Houghton Mifflin issued $150 million of 10-year 7.2% notes through a public offering. The notes mature on March 15, 2011 and were priced at 99.847% to yield an effective annual interest rate of 7.22%. The notes are secured obligations, ranking equally with all of the other unsecured and unsubordinated indebtedness of Houghton Mifflin.

In October 2003, Publishing issued $265.0 million 11.5% Senior Discount Notes due 2011 (see Note 10).

(8) Derivative Financial Instruments

During December 2003, the Company entered into interest rate swap agreements in conjunction with a notional $200.0 million of its unsecured 8.25% fixed rate Senior Notes. The interest rate swap agreements effectively convert $200.0 million of the Company’s debt from a fixed rate to a floating rate in connection with its ongoing debt management strategy. These swap agreements do not qualify for hedge accounting and accordingly changes in the fair value of these swaps are recorded as interest expense in the consolidated statement of operations. The Company did not hold any derivative instruments or engage in any hedging activity for the year ended December 31, 2002 or the periods ended December 31, 2001 and July 6, 2001.

The fair values of the Company’s fixed rate borrowings are based on estimated market prices. Fair values of the Company’s interest rate swaps are based on current settlement values. The carrying amounts and fair values of the Company’s long-term debt and derivative financial instruments as of December 31, 2003 were as follows:

	Notional amount	Fair value
8.25% Fixed rate unsecured notes	$200,000	$214,000
Interest rate swap—assets		$400

The fair value of the interest rate swaps represent the estimated amount the Company would have received upon termination of these agreements at December 31, 2003.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(9) Redeemable Preferred Stock

In October 2001, Houghton Mifflin issued 75,000 shares of Auction Market Preferred Stock (the “Preferred”) of one of its subsidiaries to a financial institution at a price of $1,667 per share, resulting in proceeds of $125.0 million. The proceeds were subsequently transferred to subsidiaries of Vivendi, in exchange for an intercompany loan receivable. In addition, as a condition of the Preferred offering, Houghton Mifflin borrowed $0.5 million from the financial institution pursuant to a note payable. The note had an interest rate of 5.52% and had an original maturity of October 2007. The proceeds from this note were also ultimately loaned to a Vivendi subsidiary. The Preferred carried an annual dividend rate of 4.75%, payable quarterly; was senior to the subsidiary’s common stock; had voting privileges equal to common; and had a liquidation preference of $1,667 per share.

As a result of the Acquisition and under the conditions of the Preferred, the cessation of Vivendi holding a majority of the stock of both the subsidiary and Houghton Mifflin caused the auction process to be accelerated. On December 30, 2002, through the competitive bid process defined by the Certificate of Rights, Powers, Designations and Preferences relating to the Preferred, Houghton Mifflin redeemed and canceled the Preferred. The redemption payments of the Preferred were made by a Vivendi subsidiary on behalf of Houghton Mifflin. The redemption payment totaled $136.1 million and included the $125.0 million face value of the Preferred, which was offset by a note receivable from Vivendi Universal Holdings, Inc., $1.5 million of deferred but unpaid dividends and $9.6 million of breakage costs and fees. The $0.5 million note was also paid, with accrued interest, on December 30, 2002.

(10) Contributed Capital and Related Party Transactions

Publishing Debt Issuance:

On October 3, 2003, Publishing sold 11.50% senior discount notes due on October 15, 2013 (the “Senior Discount Notes”), generating initial gross proceeds of $150.9 million, in a private placement. The net proceeds from this offering of $145.2 million were distributed to the equity holders of Holdings as a return of capital. The Senior Discount Notes will not pay cash interest until after October 15, 2008, at which time the accreted value of these notes will be $265.0 million. At December 31, 2003, the accreted value of these notes was $155.2 million. Publishing is the sole obligor of these notes. Publishing’s notes are structurally subordinated to Houghton Mifflin’s debt.

Publishing conducts all of its business through Houghton Mifflin, its wholly owned subsidiary. Houghton Mifflin is not obligated to make funds available to Publishing for payment on the Senior Discount Notes. In addition, the terms of certain of the indentures governing the existing notes of Houghton Mifflin significantly restrict Houghton Mifflin and Publishing’s other subsidiaries from paying dividends, making distributions, and otherwise transferring assets to Publishing. For example, the ability of Houghton Mifflin to make such payments is governed by a formula based on 50% of its consolidated net income (which, as defined in such indentures, excludes goodwill impairment charges and any after tax extraordinary, unusual, or nonrecurring gains and losses) accruing from April 1, 2003. In addition, as a condition to making such payments to Publishing based on such formula, Houghton Mifflin must have a Debt Compliance Cash Flow to interest expense ratio, as defined in the indentures, of at least 2.0 to 1 after giving effect to any such payments. Notwithstanding any such restrictions, such indentures permit an aggregate of $25.0 million of such payments to be made whether or not there is availability under the formula or the conditions to its use are met.

The Sponsors:

Houghton Mifflin entered into a management services agreement with THL, Bain Capital, and Blackstone on December 30, 2002. Under the terms of the agreement, the Sponsors provided Houghton Mifflin the following

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(10) Contributed Capital and Related Party Transactions (continued)

services: (i) advice in connection with the negotiation of agreements, contracts, documents, and instruments necessary to provide the Company with financing from banks on terms and conditions satisfactory to the Company; and (ii) financial, managerial, and operational advice in connection with its day-to-day operations, including, without limitation, advice with respect to the development and implementation of strategies for improving the operating, marketing, and financial performance of the Company. The Company has agreed to pay the Sponsors a management fee in an aggregate amount not to exceed $5 million, plus out of pocket expenses, annually, payable quarterly in advance, in exchange for these services. The $5 million fee for 2003 was paid in advance on December 30, 2002 and was reflected as a prepaid expense as of December 31, 2002. In addition, the Sponsors were paid an aggregate transaction fee of $50 million plus $1.4 million of out-of-pocket expenses on December 30, 2002 for services rendered in connection with the Acquisition of the Company and the structuring and negotiation of the senior secured debt financing and bridge financing. The $51.4 million payment at closing has been allocated $35.1 million to deferred financing fees and $16.3 million to direct acquisition costs. Furthermore, the Company has agreed to pay the Sponsors a fee equal to 1% of the gross transaction value related to any future financing, acquisition, or disposition transactions entered into by the Company. The terms of this arrangement shall continue, unless terminated by agreement of two of the three Sponsors. If terminated, the Company is obligated to pay all unpaid fees through the date of termination plus the net present value of all annual fees that would be due through December 31, 2012. The net present value of this contingent liability at December 31, 2003 is estimated to be approximately $23.6 million.

Fees for Professional Services:

During the year ended December 31, 2003, the Company used strategic consulting services provided by an affiliate of one of the Sponsors. Fees related to such services totaled $2.7 million for the year ended December 31, 2003.

Transactions with Vivendi:

Vivendi funded the working capital requirements of its businesses based upon a centralized cash management system. The net receipts or disbursements from these arrangements were reported in the financing section of the Company’s statement of cash flows. Other net cash transfers from Vivendi representing capital contributions are reflected in the consolidated statements of equity and comprehensive income, as contributed capital.

A management fee of $6.0 million was paid to Vivendi in 2002 to cover certain administrative activities performed by Vivendi on behalf of Houghton Mifflin. Management believes that the charges from Vivendi were allocated on a reasonable basis; however, such allocated costs are not intended to represent Houghton Mifflin’s costs on a stand alone basis.

During the year ended December 31, 2002 and the period July 7, 2001 to December 31, 2001, Houghton Mifflin had three promissory notes payable to Vivendi and affiliates. All three notes were due on demand and interest rates were adjusted quarterly to LIBOR plus 1.2% from January 1, 2002 to September 30, 2002 and from July 7, 2001 to December 31, 2001 and LIBOR plus 2.5% for the period of October 1, 2002 to December 30, 2002. The actual interest rate payable on the notes ranged between 3.03% and 4.26% for the year ended December 31, 2002 and between 3.61% and 3.82% from July 7, 2001 to December 31, 2001. In accordance with the terms of the sale agreement, Vivendi capitalized these loans, including accrued interest, on December 30, 2002 in the amount of $565 million.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(10) Contributed Capital and Related Party Transactions (continued)

Cumulative net working capital loans pursuant to the cash pooling arrangements with Vivendi from the date of acquisition to December 30, 2002 of $71.5 million were repaid to Houghton Mifflin prior to the consummation of the Acquisition. Borrowings pursuant to the cash pooling arrangements at December 31, 2001 were $30.7 million. Borrowings outstanding from Vivendi or loans to Vivendi under these cash pooling arrangements carried a variable interest rate, adjusted monthly. Net interest expense on these loans paid to Vivendi was $2.4 million for the year ended December 31, 2002 and $10.7 million for the period July 7, 2001 to December 31, 2001.

Houghton Mifflin had two notes receivable from a Vivendi subsidiary for $125 million and $0.5 million, respectively. Both notes were due upon demand and bore interest at LIBOR plus 0.125%. Houghton Mifflin received payment in full for both notes during 2002. Interest income from these notes totaled $3.1 million for the year ended December 31, 2002 and $0.7 million for the period July 7, 2001 to December 31, 2001.

Notes Receivable from Stock Purchase Agreements:

Houghton Mifflin provided financing in 1994 to effect the purchase of an aggregate of 276,544 shares of Houghton Mifflin’s common stock pursuant to the 1994 Executive Stock Purchase Plan and the 1994 Non-Employee Director Stock Purchase Plan. Houghton Mifflin provided financing in 2000 to effect the purchase of 281,430 shares of Houghton Mifflin’s common stock pursuant to the 2000 Senior Management and Director Stock Purchase Plan. The notes receivable were shown as a reduction in stockholders’ equity in the consolidated financial statements as of December 31, 2000. For the period January 1, 2001 through July 6, 2001, Houghton Mifflin recognized approximately $0.6 million in interest income in connection with the outstanding loans and approximately $1.0 million for the year ended December 31, 2000. In July 2001, in conjunction with the Vivendi Purchase (see Note 4), all of these notes receivable from both officers and members of the Board of Directors were paid in full, including accrued interest.

Houghton Mifflin had a planned gift program for directors, which required Houghton Mifflin, upon retirement of an individual director, to donate $0.5 million, in twenty annual installments to one or more qualifying charitable organizations recommended by the individual director. At the time of the closing of the Vivendi Purchase, all directors retired and Houghton Mifflin contributed on their behalf, $7.1 million to the charity of their choice. This amount represented the full amount due under the planned gift program. This cost was included in the period January 1, 2001 through July 6, 2001 in selling and administrative expense.

(11) Income Taxes

Total income taxes for the year ended December 31, 2003, the year ended December 31, 2002, and the periods July 7, 2001 to December 31, 2001 and January 1, 2001 to July 6, 2001, are as follows:

	2003	2002	July 7, 2001 to December 31, 2001	January 1, 2001 to July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre – predecessor Basis)
Income tax expense (benefit) from continuing operations	$(41,006)	$12,140	$48,181	$(35,887)
Income tax expense (benefit) from discontinued operations	(768)	104	(1,391)	(1,085)
Income tax expense (benefit) from preferred stock dividend and redemption costs	—	(5,416)	(624)	—

	$(41,774)	$6,828	$46,166	$(36,972)

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(11) Income Taxes (continued)

Significant components of the provision (benefit) for income taxes attributable to income from continuing operations before taxes consist of the following:

	2003	2002	July 7, 2001 to December 31, 2001	January 1, 2001 to July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre- predecessor Basis)
Current:
Federal	—	$38,958	$35,517	$(21,508)
State and other	934	6,526	3,653	(3,068)

Total current	934	45,484	39,170	(24,576)
Deferred:
Federal	(38,029)	(28,559)	8,171	(10,256)
State and other	(3,911)	(4,785)	840	(1,055)

Total deferred	(41,940)	(33,344)	9,011	(11,311)

	$(41,006)	$12,140	$48,181	$(35,887)

The reconciliation of the income tax rate computed at the U.S. federal statutory tax rate to the reported income tax expense (benefit) attributable to continuing operations before taxes is as follows:

	2003	2002	July 7, 2001 to December 31, 2001	January 1, 2001 to July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre- predecessor Basis)
Federal statutory rate	(35.0)%	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal benefit	(3.6)	0.2	3.9	(3.6)
Non-deductible goodwill amortization	—	—	0.0	1.2
Non-deductible goodwill impairment charge	—	36.3	—	—
Equity loss	—	—	0.7	1.1
Corporate owned life insurance	—	—	—	6.9
Other	1.8	0.1	3.0	0.3

Effective tax rate	(36.8)%	1.6%	42.6%	(29.1)%

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(11) Income Taxes (continued)

The significant components of the net deferred tax assets and liabilities are shown in the following table:

	2003	2002
Tax asset related:
Pension and postretirement benefits	$49,570	$46,171
Publishing/inventory expense	72,440	90,512
Net operating loss carry forward	46,757	7,765
Valuation allowance Allowance for book returns	(11,442 4,844)	(7,765 6,344)
Deferred compensation	1,966	1,729
Other, net	13,665	15,547

	177,800	160,303

Tax liability related:
Depreciation and amortization expense	(35,061)	(23,926)
Intangible assets	(341,804)	(378,651)
Other, net	(13,388)	(7,929)

	(390,253)	(410,506)

Net deferred tax liabilities	$(212,453)	$(250,203)

The net deferred tax asset balance is stated at prevailing statutory income tax rates. Deferred tax assets and liabilities are reflected on the Company’s consolidated balance sheet at December 31, 2003 and 2002 as follows:

	2003	2002
Current deferred tax assets	$62,941	$57,390
Non-current deferred tax liability	(275,394)	(307,593)

Net deferred tax liability	$(212,453)	$(250,203)

As of December 31, 2003, Houghton Mifflin had consolidated net operating loss carryforwards for federal, state, local and foreign jurisdictions of approximately $46.8 million, which expire in various years from 2004 through 2023. Houghton Mifflin had $7.8 million of net operating loss carry forwards at December 31, 2002. The utilization of net operating loss carry forwards may be limited in the event of a change in ownership as defined by the Internal Revenue Code Section 382.

The deferred tax assets at December 31, 2003, were reduced by a valuation allowance of $11.4 million, principally related to tax benefits of net operating losses that are not expected to be realized. The Company had a $7.8 million valuation adjustment related to net operating losses at December 31, 2002, any reduction to the valuation allowance associated with acquired net operating losses will result in an adjustment to goodwill, rather than a tax provision benefit.

Corporate-Owned Life Insurance IRS Settlement Agreement:

As part of the normal examination of Houghton Mifflin’s federal income tax returns for the fiscal years ended 1992 through 1998, the Internal Revenue Service, or IRS, made inquiries related to Houghton Mifflin’s corporate-owned life insurance, or COLI, program. Houghton Mifflin executed a settlement agreement with the

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(11) Income Taxes (continued)

IRS relating to interest deductions claimed by Houghton Mifflin on its U.S. federal tax returns with respect to loans associated with the purchase of COLI policies for the 1994-1995 tax years. In addition, pursuant to the settlement agreement, the IRS and Houghton Mifflin have agreed on a reporting method to be used with respect to determining any tax due relating to Houghton Mifflin’s ownership of COLI policies for the 1996 - 2001 tax years. The COLI policies were surrendered in 2001; accordingly this settlement resolved all outstanding COLI matters. An accrual was established for approximately $8.9 million and recorded as tax expense in the period January 1, 2001 through July 6, 2001 with respect to the COLI program, which approximates the amount required pursuant to the settlement agreement. This amount was paid in October 2002.

Tax Indemnification:

Pursuant to the Acquisition, Vivendi agreed to indemnify Holdings for all income taxes of Houghton Mifflin and its subsidiaries due with respect to tax periods, or any portion of a tax period, ending on or before September 30, 2002. As Houghton Mifflin was included in Vivendi’s U.S. consolidated tax group until December 30, 2002, it did not have net taxable income during the period between October 1, 2002 and December 31, 2002, and since any tax liability for any prior period is the responsibility of Vivendi, no tax liability related to this matter is recorded on the balance sheet as of December 31, 2002. The Company is currently under examination by the IRS for the tax years ending December 31, 1999, December 31, 2000, and the period prior to the Vivendi Purchase in July 2001. While the ultimate results of such examination cannot be predicted with certainty, the periods are covered by the tax indemnification agreement and management believes that the examination would not have a material adverse effect on the Company’s financial condition.

(12) Commitments and Contingencies

Operating Lease Obligations:

The Company has operating leases for various real property, office facilities, and warehouse equipment that expire at various dates through 2017. Certain leases contain renewal and escalation clauses for a proportionate share of operating expenses.

The future minimum rental commitments under all noncancelable leases (with initial or remaining lease terms in excess of one year) for real estate and equipment are payable as follows:

2004	$30,122
2005	28,484
2006	25,241
2007 2008	9,936 7,763
Thereafter	49,557

Total minimum lease payments	$151,103

Rent expense, net of sublease income, was approximately $33.5 million in 2003, $31.8 million in 2002, $10.7 million for the period July 7, 2001 through December 31, 2001, and $13.2 million for the period January 1, 2001 through July 6, 2001.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(12) Commitments and Contingencies (continued)

Contingencies:

The Company is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $29.3 million of performance bonds, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $21.2 million of letters of credit existed at December 31, 2003, $18.7 of which backed performance and surety bonds. Under the terms of the Company’s Amended and Restated Credit and Guarantee Agreement (see Note 7), outstanding letters of credit are deducted from the unused borrowing capacity under the senior secured revolving credit facility.

Houghton Mifflin is contingently liable for retention agreements with an initial balance of approximately $30 million with key employees. These retention agreements expire on or before June 30, 2004. The Company is recording the expense of these arrangements ratably over the retention period and had recognized expense of $27.4 million and paid $16.7 million as of December 31, 2003.

Contractual Obligations:

Under the terms of the Acquisition, the Company agreed to indemnify Vivendi from losses, damages, expenses, or liabilities arising from or based on material breach of the Company’s representations, warranties, or covenants, or the Company’s subsequent actions. Except for matters relating to taxes, the indemnification obligation terminates on June 30, 2004; the obligation regarding taxes continues until two months after the expiration of the applicable statute of limitations. The maximum potential amount of future payments the Company could be obligated to make is limited to 10% of the purchase price under the agreement. The Company has not been required to make any payments under these indemnification provisions and believes the estimated fair value is minimal.

The Company routinely enters into standard indemnification provisions as part of license agreements involving use of its intellectual property. These provisions typically require the Company to indemnify and hold harmless licensees in connection with any infringement claim by a third party relating to the intellectual property covered by the license agreement. Riverside, Edusoft, and Promissor routinely enter into contracts with customers that contain provisions requiring the Company to indemnify the customer against a broad array of potential liabilities resulting from any breach of the contract or the invalidity of the test. Although the term of these provisions and the maximum potential amounts of future payments the Company could be required to make is not limited, the Company has never incurred any costs to defend or settle claims related to these types of indemnification provisions. The Company therefore believes the estimated fair value of these provisions is minimal, and has no liabilities recorded for them as of December 31, 2003.

Those obligations that were in effect prior to December 31, 2002 were grandfathered under the provisions of FIN 45 and, accordingly, no liabilities relating to such obligations have been recorded.

(13) Disclosures About Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair market values of the Company’s financial instruments at December 31, 2003 and 2002. The fair value of a financial instrument is deemed to be the amount at which the instrument could be exchanged in a current transaction between willing parties.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(13) Disclosures About Fair Value of Financial Instruments (continued)

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$159,093	$159,093	$77,797	$77,797
Restricted cash	11,400	11,400	—	—
Marketable securities	638	638	638	638
Interest rate swaps	400	400	—	—
Investments:
Other	—	—	300	300
Financial liabilities:
7.00% notes	40	40	121,138	121,138
7.125% notes	829	829	102,500	102,500
7.20% notes	137,200	160,875	135,435	135,435
8.25% notes	600,000	642,000	—	—
9.875% notes	397,166	440,000	—	—
Senior subordinated bridge loan	—	—	500,000	500,000
Senior secured credit facility	—	—	175,000	175,000
Other	253	253	317	317

The fair market values of financial instruments were estimated based on market conditions and perceived risks at December 31, 2003 and 2002 and require varying degrees of management judgment. The factors used to estimate these values may not be valid on any subsequent date. Accordingly, the fair market value of the financial instruments presented may not be indicative of their future values. The long-term debt instruments are recorded at fair market value in the consolidated balance sheet as of December 31, 2002 due to the required fair value adjustments made as of the Acquisition.

(14) Retirement and Post Retirement Benefit Plans

Houghton Mifflin has a noncontributory, qualified defined benefit pension plan (the “Retirement Plan”), which covers substantially all employees. The Retirement Plan is a cash balance plan, which accrues benefits based on pay, length of service, and interest. The funding policy is to contribute amounts subject to minimum funding standards set forth by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. The Retirement Plan’s assets consist principally of common stocks, fixed income securities, investments in registered investment companies, and cash and cash equivalents. Houghton Mifflin also has a nonqualified defined benefit plan, or nonqualified plan, that covers employees who earn over the qualified pay limit as determined by the Internal Revenue Service. The nonqualified plan accrues benefits for the executive officers based on service and pay. Benefits for all other employees accrue based on the cash balance plan calculation. The nonqualified plan is not funded.

Houghton Mifflin also provides postretirement medical benefits to retired full-time, non-union employees hired before April 1, 1992, who have provided a minimum of five years of service and attained age 55.

For 2002, Houghton Mifflin used a December 30 measurement date for its Retirement Plan. This measurement date was used to disclose the accrued pension liability at December 31 due to the sale of the Company on December 30, 2002. Historically, Houghton Mifflin has used a September 30 measurement date and adjusted for any contributions made after the measurement date to disclose the accrued pension liability at

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(14) Retirement and Post Retirement Benefit Plans (continued)

December 31. This fifteen-month measurement period for 2002 was followed by a nine-month measurement period in 2003 as Houghton Mifflin returned to a September 30 measurement date. For post retirement medical benefits, Houghton Mifflin uses a September 30 date to measure the accrued post-retirement liability.

On December 30, 2002, Houghton Mifflin acquired Kingfisher, a United Kingdom corporation. Kingfisher has a contributory, defined benefit pension plan, The Grisewood and Dempsey Pension Scheme, which has been approved by the Inland Revenue. All permanent employees between ages 21 and 64 are eligible to join the plan. The assets of the plan are held in a trust fund and invested in stocks and fixed income securities of the UK and other countries. Kingfisher’s pension plan is included in the accompanying table for 2003 and 2002. Kingfisher’s pension plan had benefit obligations of $9.1 million and $7.5 million, plan assets of $4.8 million and $3.8 million, and accrued pension benefit liability of $3.8 million and $3.7 million, respectively, for the years ended December 31, 2003 and 2002.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(14) Retirement and Post Retirement Benefit Plans (continued)

The following table summarizes the Accumulated Benefit Obligations (“ABO”), the change in Projected Benefit Obligation (“PBO”), and the funded status of the Company’s plans as of and for the financial statement periods presented:

	Retirement Benefits
	2003	2002	July 7, 2001 through December 31, 2001	January 1, 2001 through July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre-predecessor Basis)
ABO at end of period	$179,867	$158,356	$146,999	$—

Change in PBO
PBO at beginning of period	$174,659	$166,562	$156,038	$132,253
Business combinations	—	7,468	9,059	—
Service cost (benefits earned during the year)	9,066	6,527	3,231	2,992
Interest cost on PBO	10,855	11,363	5,488	5,079
Plan amendment	4,842	—	—	3,353
Special termination benefits	—	3,220	—	—
Actuarial (gain) loss	13,564	16,499	(4,170)	17,883
Benefits paid	(11,313)	(36,980)	(3,084)	(5,522)
Other	989	—	—	—

PBO at end of period	$202,662	$174,659	$166,562	$156,038

Fair market value at beginning of period	$88,414	$92,544	$106,423	$121,838
Business combinations	—	3,774
Actual return	5,830	63	(10,820)	(9,956)
Company contribution	28,226	29,013	25	63
Benefits paid	(11,313)	(36,980)	(3,084)	(5,522)
Other	570	—	—	—

Fair market value at end of period	$111,727	$88,414	$92,544	$106,423

Funded status	$(90,935)	$(86,245)	$(74,018)	$(49,615)
Unrecognized items:
Net loss	15,060	—	11,562	11,313
Prior service cost	4,842	—	—	4,703
Contributions after measurement date	22	—	8,529	—
Transition asset	—	—	—	(234)

Net amount recognized	$(71,011)	$(86,245)	$(53,927)	$(33,833)

Accrued benefit liability	$(72,796)	$(86,245)	$(54,554)	$(38,365)
Intangible asset	1,763	—	—	4,286
Accumulated other comprehensive loss	—	—	627	246
Contributions after measurement date	22	—	—	—

Net amount recognized	$(71,011)	$(86,245)	$(53,927)	$(33,833)

Weighted average assumptions used to determine the benefit obligations (both PBO and ABO) at year-end are:

	2003	2002	2001
Discount rate	5.74%	6.46%	7.25%
Increase in future compensation	4.93%	4.94%	5.00%

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(14) Retirement and Post Retirement Benefit Plans (continued)

Net periodic pension cost for the twelve months ended December 31, 2003 and 2002 and the periods July 7, 2001 through December 31, 2001 and January 1, 2001 through July 6, 2001 include the following components:

	Retirement Benefits
	2003	2002	July 7, 2001 through December 31, 2001	January 1, 2001 through July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre- predecessor Basis)
Service cost	$9,066	$6,527	$3,231	$2,992
Interest cost on projected benefit obligation	10,855	11,363	5,488	5,079
Expected return on plan assets	(6,906)	(9,264)	(4,912)	(5,110)
Amortization of unrecognized:
Net (gain) loss	—	—	—	(132)
Prior service cost	—	—	—	273
Transition (asset)	—	—	—	(92)

Net pension expense	$13,015	$8,626	$3,807	$3,010

Significant actuarial assumptions used to determine net periodic pension cost are:

	2003	2002	2001
Discount rate	6.46%	7.25%	7.75%
Increase in future compensation	4.94%	5.00%	4.75%
Expected long-term rate of return on asset	7.96%	9.25%	9.25%

Assumptions on Expected Long-Term Rate-of-Return as Investment Strategies. The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved congruent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach and proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness. The Company regularly reviews the actual asset allocation and periodically rebalances investments to a targeted allocation when appropriate. The targeted asset allocation is 60% with equity managers and 40% with fixed income managers. For 2004, the Company will continue to use an 8.0% long term rate of return for the Retirement Plan and a 7.0% long term rate of return for the Kingfisher pension plan. The Company will continue to evaluate the expected rate of return assumption, at least annually, and will adjust as necessary.

Plan Assets. Plan assets for the U.S. and U.K. tax qualified plans consist of a diversified portfolio of fixed income securities, equity securities, real estate and cash equivalents. Plan assets did not include any company securities. The following information is being disclosed pursuant to the revisions made by FASB to SFAS No. 132, “Employers Disclosures about Pensions and Other Postretirement Benefits an amendment of FASB Statements No. 87, 88, and 106,” that apply for fiscal years ending after December 15, 2003. The U.K. plan assets are included in the asset information provided in the table.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(14) Retirement and Post Retirement Benefit Plans (continued)

Investment Policy and Investment Targets. The tax qualified plans consist of the U.S. pension plan and the U.K. pension scheme. It is the Company’s practice to fund amounts for its qualified pension plans at least sufficient to meet minimum requirements of local benefit and tax laws. The nonqualified noncontributory defined benefit pension plan is generally not funded. Assets were invested amongst several asset classes. The U.K. plan assets are included in the asset information provided in the table. The amount invested in each asset class and the percentage of assets invested in each asset class as of each of these dates is shown below (dollars in millions).

	Amounts in Millions		Percentage in Each Asset Class
Asset Class	09/30/2003	12/30/2002	09/30/2003	12/30/2002
Equity	$67.3	$49.7	60.3%	56.2%
Fixed income	42.9	31.8	38.4	36.0
Real estate	0.1	0.1	0.0	0.1
Cash	1.4	0.4	1.3	0.5
Pending investment	0.0	6.4	0.0	7.2

Total	$111.7	$88.4	100.0%	100.0%

Expected Contributions. Houghton Mifflin expects to contribute $14 million to its pension plans in 2004. However, the actual funding decision will be made after the 2004 actuarial valuation is completed. Additionally, this amount could change pending Congressional review of interest rate relief for pension plans.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(14) Retirement and Post Retirement Benefit Plans (continued)

The following table summarizes the Accumulated Postretirement Benefit Obligation (“APBO”), the changes in plan assets and the funded status of the Company’s plan as of and for the financial statement periods presented.

	Postretirement Medical Plan Benefits
	2003	2002	July 7, 2001 through December 31, 2001	January 1, 2001 through July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre- predecessor Basis)
Change in APBO
APBO at beginning of period	$52,724	$38,454	$45,003	$29,961
Service cost (benefits earned during the year)	970	657	319	300
Interest cost on APBO	3,219	2,694	1,577	1,407
Plan amendment	—	—	—	3,174
Employee contributions	367	475	61	129
Actuarial (gain) loss	1,385	13,866	(7,864)	11,347
Benefits paid	(1,912)	(3,422)	(642)	(1,315)

APBO at end of period	$56,753	$52,724	$38,454	$45,003

Change in Plan Assets
Company contributions	$1,545	$2,947	$581	$1,186
Employee contributions	367	475	61	129
Benefits paid	(1,912)	(3,422)	(642)	(1,315)

Fair market value at end of period	—	—	—	—

Funded status	$(56,753)	$(52,724)	$(38,454)	$(45,003)
Unrecognized items:
Net (gain) loss	1,385	—	(7,802)	13,134
Prior service cost	—	—	—	2,265
Fourth quarter contribution	587	—	734	—

Net amount recognized	$(54,781)	$(52,724)	$(45,522)	$(29,604)

Amounts recognized in the balance sheet consist of:
Accrued benefit liability	$(54,781)	$(52,724)	$(45,522)	$(29,604)

Net amount recognized	$(54,781)	$(52,724)	$(45,522)	$(29,604)

Significant actuarial assumptions used to determine APBO at year-end were:

	2003	2002	2001
Discount rate	5.75%	6.50%	7.25%
Health care cost trend rate assumed for next year	12.50%	14.00%	11.0%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2009	2009	2008

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(14) Retirement and Post Retirement Benefit Plans (continued)

Net periodic postretirement benefit cost included the following components for the twelve months ended December 31, 2003 and 2002 and the periods July 7, 2001 through December 31, 2001 and January 1, 2001 through July 6, 2001:

	2003	2002	July 7, 2001 through December 31, 2001	January 1, 2001 through July 6, 2001
Service cost	$970	$657	$319	$300
Interest cost on APBO	3,219	2,694	1,577	1,407
Amortization of unrecognized:
Net (gain) loss	—	(269)	—	140
Prior service cost	—	—	—	152

Net periodic postretirement benefit expense	$4,189	$3,082	$1,896	$1,999

Significant actuarial assumptions used to determine postretirement benefit cost are:

	2003	2002	2001
Discount rate	6.50%	7.25%	7.50%
Health care cost trend rate assumed for next year	14.00%	11.00%	7.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	4.50%
Year that the rate reaches the ultimate trend rate	2009	2008	2003

Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the expense recorded in 2003 for the postretirement medical plan:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$277	$(264)
Effect on postretirement benefit obligation	3,497	(3,390)

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 into law. This legislation, among other things, established a Medicare prescription-drug benefit and federal subsidy to sponsors of retiree health-care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. The Company has elected to defer the recognition of the impact of these changes.

Houghton Mifflin maintains a defined contribution retirement plan, the Houghton Mifflin 401(k) Savings Plan, which conforms to Section 401(k) of the Internal Revenue Code, and covers substantially all of Houghton Mifflin’s eligible employees. Participants may elect to contribute up to 15% of their compensation subject to an annual limit. Houghton Mifflin provides a matching contribution in amounts up to 4 1/2% of employee compensation.

The 401(k) contribution expense amounted to approximately $6.4 million in 2003, $6.5 million in 2002, $2.2 million for the period July 7, 2001 to December 31, 2001, and $2.9 million for the period January 1, 2001 through July 6, 2001.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(15) Stock-Based Compensation

Year Ended December 31, 2003

Stock Option Plan of Holdings:

The Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan, was adopted on December 3, 2003 to provide for the grant of options to purchase Holding’s Class A Common Stock. The board of directors of Holdings administers the plan and may, from time to time, grant option awards to directors and employees of the Company and its subsidiaries who, in the opinion of the board, are in a position to make a significant contribution to the success of the Company and its subsidiaries. The board of directors of Holdings may grant options that are time-vested and options that vest based on the attainment of performance goals specified by the board of directors. The number of shares reserved for issuance under the Option Plan is 98,611, subject to adjustment based on any dilution of Holding’s Common Stock. The Option Plan became effective July 1, 2003 and options may be granted under the Option Plan until June 30, 2013.

Participants in the Option Plan have been granted stock options to purchase shares of Holdings Class A Common Stock in three parts, or tranches—Tranche 1, Tranche 2, and Tranche 3. One-third of each participant’s options are in Tranche 1, one-third are in Tranche 2, and one-third are in Tranche 3. Each tranche has its own vesting provisions.

Tranche 1 options vest in equal annual installments over four years. Twenty-five percent of the Tranche 1 options vest and become exercisable on each of the first, second, third, and fourth anniversaries of the Option Plan’s effective date, July 1, 2003. The Tranche 2 and Tranche 3 options fully vest and become exercisable on the seventh anniversary of the date they were granted. However, if certain events occur as noted in the Option Plan, the vesting of the Tranche 2 and/or Tranche 3 options will be accelerated so that 25% of the Tranche 2 and Tranche 3 options also vest and become exercisable on each of the first, second, third, and fourth anniversaries of the Option Plan’s effective date.

The fair value of stock options granted during the period ended December 31, 2003 was less than $2.8 million on the date of grant using the Black Scholes option pricing model with the following assumptions: fair value of $100, expected dividend yield of 0.00%, risk-free interest rate of 3.46%, expected volatility of 35%, and an expected life of approximately 5 years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Exercise Price
Granted	75.9	$100.00
Balance at December 31, 2003	75.9	$100.00

Deferred Compensation Plan of Holdings:

In January 2003, Holdings established a Deferred Compensation Plan. The Deferred Compensation Plan was offered to certain executives and key employees of Houghton Mifflin, allowing the employees to defer receipt of all or a portion of their retention agreement payments (see Note 12) in exchange for an interest in the common stock of Holdings. In January 2003, thirty-four of Houghton Mifflin’s employees elected to participate in the Deferred Compensation Plan and deferred an aggregate $4.6 million of payments due pursuant to their respective retention agreements in exchange for common stock ownership in Holdings. The deferred compensation liability is included on the consolidated balance sheet of Houghton Mifflin within the “Due to parent” classification at December 31, 2003.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(15) Stock-Based Compensation (continued)

Year Ended December 31, 2002, and Period July 7, 2001 through December 31, 2001

Subsequent to the Vivendi Purchase in 2001, Houghton Mifflin employees became eligible to participate in Vivendi’s stock option plans. Options were granted to purchase common shares of Vivendi at not less than the fair market value of the shares on the date of the grant and typically become exercisable within three to five years from the grant date and expire eight years after the grant date. There were no options granted during the year ended December 31, 2002. On October 11, 2001, options for 518,500 shares of Vivendi stock were granted to certain officers and employees of Houghton Mifflin. The fair value of these stock options was $15.02 on the date of grant using the Black Scholes option pricing model with the following assumptions: expected dividend yield of 1.00%, risk-free interest rate of 3.99%, expected volatility of 35%, and an expected life of approximately 5 years. At the time of the Acquisition, Vivendi notified all employees holding Vivendi options that they would continue to vest under the terms and conditions of the grants. With the change in ultimate parent ownership, any future financial obligation of options exercised by a Houghton Mifflin employee became an obligation of Vivendi.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at July 6, 2001	0	$0
Granted	519	44.25
Forfeited	(8)	44.25

Balance at December 31, 2001	511	$44.25

Forfeited	(118)	44.25

Balance at December 31, 2002	393	$44.25

Period January 1, 2001 through July 6, 2001

Fixed Stock Compensation Plans:

Through July 6, 2001, Houghton Mifflin maintained two fixed stock compensation plans, the 1995 Stock Compensation Plan and the 1998 Stock Compensation Plan. Upon the consummation of the Vivendi Purchase (see Note 4), both plans were terminated.

The per share weighted-average fair value of stock options granted was $13.38 for the period January 1, 2001 through July 6, 2001 using the Black Scholes option-pricing model with the following weighted average assumptions: expected dividend yield of 1.54%, risk-free interest rate of 4.60% - 4.94%, expected volatility of 31.01%, and an expected life of approximately 5 years.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(15) Stock-Based Compensation (continued)

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price
Balance at December 31, 2000	1,959	$39

Granted	45	43
Exercised	(149)	30
Forfeited	(163)	33

Balance at July 6, 2001 (date of Vivendi Purchase, see Note 4)	1,692	$41

In connection with the Vivendi Purchase, and in accordance with change of control provision terms of the stock options and restricted stock awards, 1,233,614 options and 109,955 shares of restricted stock, representing all outstanding unvested equity instruments at July 6, 2001, became vested. Existing unamortized restricted stock of $1.6 million was recognized as compensation expense. All outstanding options were exercised in a cashless exercise at Vivendi’s $60 per share tender offer price. The aggregate difference of $33.1 million was paid by Houghton Mifflin to the stock option holders and charged to compensation expense.

Executive and Senior Management Stock Purchase Plans:

In August 1994, pursuant to the 1994 Executive Stock Purchase Plan, whose purpose was to increase stock ownership of Houghton Mifflin’s executive officers, Houghton Mifflin granted 248,544 options under the 1992 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $21.313 per share. The options were exercisable only on the date granted, and stock was issued from treasury shares. Houghton Mifflin provided financing and obtained a note, collateralized by the stock, from the participants.

In February 2000, pursuant to the 2000 Senior Management and Director Stock Purchase Plan, whose purpose was to increase stock ownership of Houghton Mifflin’s directors and executive officers, Houghton Mifflin granted 281,430 options under its 1998 Stock Compensation Plan to certain corporate officers for exercise at the then market price of $39.8125 per share. The options were exercisable only on the date granted, and stock was issued from treasury shares. Houghton Mifflin provided financing, and obtained a note, collateralized by the stock, from the participants.

(16) Segment Information

The Company has nine operating segments (divisions) with separate management teams and infrastructures that offer different products and services. These divisions have been aggregated into four reportable segments based on similar economic characteristics, the similar nature of their products and services, the nature of the production process, class of customers, and distribution method, as follows:

K-12 Publishing: This segment consists of five divisions: School Division, McDougal Littell, Great Source Education Group (which includes CCI), Riverside, and Edusoft. This operating segment includes textbooks and instructional materials and services, tests for measuring achievement and aptitude, clinical/special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(16) Segment Information (continued)

College Publishing: The College Division is the sole business unit reported in this segment. This operating segment includes textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two-and four- year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

Trade and Reference Publishing: This segment consists of the Trade and Reference Division and Kingfisher. Kingfisher was acquired on December 30, 2002 and its results of operations are included in the accompanying table for 2003 only. Kingfisher management reports functionally to that of the Trade and Reference Division. This operating segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. Its principal markets are retail stores, including Internet bookstore sites and wholesalers. It also sells reference materials to schools, colleges, office supply distributors, and businesses.

Other: This segment consists of Promissor and unallocated corporate related items. Promissor specializes in the development and delivery of computer-based testing solutions. Its principal markets are corporations and organizations worldwide.

The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States are not significant to Houghton Mifflin’s four business segments. The Company does not have any customers who exceed 10% of net sales, and the loss of a single customer, in management’s opinion, would not have a material adverse effect on net sales. The Company evaluates the performance of its operating segments based on the profit and loss from operations before interest income and expense, income taxes, and nonrecurring and extraordinary items. The accounting policies of the reportable segments are the same as those described in Note 2.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(16) Segment Information (continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes unallocated corporate-related items, operations which do not meet the quantitative thresholds of SFAS No. 131, nonrecurring items and, as it relates to segment profit or loss, income and expense not allocated to reportable segments.

	K-12 Publishing	College Publishing	Trade and Reference Publishing	Other	Consolidated
Year ended December 31, 2003
Net sales from external customers	$848,372	$226,099	$125,129	$63,936	$1,263,536
Depreciation and amortization	24,077	3,313	445	6,271	34,106
Segment operating (loss)	60,613	2,404	(6,757)	(6,583)	49,677
Identifiable assets	2,151,429	93,848	104,708	20,979	2,370,964
Acquired assets	64,422	—	—	—	64,422
Total assets	2,215,851	93,848	104,708	20,979	2,435,386
Purchase of property, plant, and equipment including pre-publication costs	93,549	19,127	3,794	5,177	121,647

Year ended December 31, 2002
Net sales from external customers	$773,031	$211,942	$144,510	$65,085	$1,194,568
Depreciation and amortization	147,104	24,727	10,018	4,887	186,736
Segment operating (loss)	(462,864)	(204,652)	(34,043)	(1,933)	(703,492)
Identifiable assets	1,472,369	412,843	187,587	305,548	2,378,347
Acquired assets	335	—	4,866	3,809	9,010
Total assets	1,475,137	412,843	192,453	309,357	2,389,790
Purchase of property, plant, and equipment including pre-publication costs	101,342	24,560	2,431	6,364	134,697

Period July 7, 2001 through December 31, 2001
Net sales from external customers	$454,476	$139,352	$97,333	$1,867	$693,028
Depreciation and amortization	68,667	10,158	5,529	771	85,125
Segment operating income (loss)	87,920	39,499	14,775	(3,564)	138,630
Identifiable assets	2,133,691	561,498	242,153	116,481	3,053,823
Acquired assets	784	—	—	17,692	18,476
Total assets	2,187,245	561,498	242,153	134,173	3,125,069
Purchase of property, plant, and equipment including pre-publication costs	46,181	12,901	1,361	1,965	62,408

Period January 1, 2001 through July 6, 2001
Net sales from external customers	$339,235	$46,594	$49,625	$726	$436,180
Depreciation and amortization	42,465	8,970	1,305	1,304	54,044
Segment operating income (loss)	(36,031)	(28,004)	(12,591)	(24,281)	(100,907)
Purchase of property, plant, and equipment including pre-publication costs	44,421	9,084	1,374	1,740	56,619

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(16) Segment Information (continued)

The reconciliation of segment income (loss) to consolidated statements of income is as follows:

	2003	2002	July 7, through December 31, 2001	January 1, through July 6, 2001
	(Successor Basis)	(Predecessor Basis)	(Predecessor Basis)	(Pre-predecessor Basis)
Total income (loss) from reportable segments	$49,677	$(703,492)	$138,630	$(100,907)
Unallocated income (expense):
Net interest expense	(112,639)	(42,638)	(25,324)	(17,975)
Debt extinguishment costs	(48,427)	—	—	—
Equity in losses of equity method investee	—	—	(951)	(3,704)
Write-down of investment	—	—	—	(500)
Other income (expense)	(39)	—	908	—
Income (loss) from continuing operations before taxes, income (loss) from discontinued operations, preferred stock dividend and redemption costs	(111,428)	(746,130)	113,263	(123,086)

(17) Restructuring Charges

The following analysis sets forth the significant components of the restructuring reserves and the related activity:

	Facilities	Work-Force Related	Other	Total
Balance, January 1, 2001	$—	$—	$—	$—
Restructuring expense	2,500	1,500	—	4,000
Utilization	—	(32)	—	(32)

Balance as of July 6, 2001	2,500	1,468	—	3,968
Purchase accounting upon Vivendi acquisition	4,160	43,200	6,240	53,600
Utilization	(2,900)	(15,368)	—	(18,268)

Balance as of December 31, 2001	$3,760	$29,300	$6,240	$39,300
Purchase accounting upon HM Holdings acquisition	921	5,660	—	6,581
Utilization	(1,046)	(14,204)	(717)	(15,967)
Reversal of goodwill	(115)	(4,002)	(3,134)	(7,251)

Balance as of December 31, 2002	$3,520	$16,754	$2,389	$22,663
Purchase accounting	(499)	847	—	348
Utilization	(500)	(6,501)	(2,030)	(9,031)

Balance as of December 31, 2003	$2,521	$11,100	$359	$13,980

Of the balance at December 31, 2003, $12.0 million is current and $2.0 million is considered long-term.

On April 18, 2001, Houghton Mifflin announced the closure of its Morris Plains, New Jersey facility. Approximately 70 employees were involuntarily terminated. The total costs related to this closure were $4.0

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(17) Restructuring Charges

million, of which $2.5 million related to facilities and $1.5 million related to the workforce affected. As of December 31, 2003, $0.5 million remains to absorb costs expected to be incurred in 2004.

In 2001, at the time of the Vivendi Purchase, Vivendi developed and approved a plan to restructure the Company’s operations. Costs related to this plan were estimated at $53.6 million, which included $43.2 million of workforce related charges, $4.2 million related to exiting certain facilities, and $6.2 million of other provisions. The restructuring plan included the consolidation of several corporate functions and a significant reorganization of workforce and facilities in the K-12 Publishing segment. The workforce related charges included costs associated with severance, employee benefit continuation, and outplacement support for the nearly 313 employees affected. As of December 31, 2003, approximately two thirds of the employees affected by the restructuring plan have been terminated. The Company’s policy is to pay severance in equal installments over time. As such, many of these employees will continue to receive severance payments in 2004. The facilities charges included accruals for lease commitments for facilities made redundant.

As of the date of the Acquisition, management of Holdings validated certain of the restructuring plans formulated during the predecessor ownership and identified additional plans, the benefits of which were considered in the pre-acquisition business case. The new plans included further consolidation of the K-12 business operations and corresponding workforce reductions, and the elimination of facilities currently occupied by the professional development group to be made redundant as part of the reorganization. In conjunction with the purchase price allocation, additional restructuring provisions of $6.6 million comprised of $5.7 million of employee related costs and $0.9 million of facilities costs were recorded as of the Acquisition date. As of December 31, 2003, $5.6 million remains accrued under this plan, $5.3 million of which is expected to be utilized in 2004 and as such identified were reversed against goodwill. The Company expects to substantially complete its restructuring activities in 2004 and incur the majority of the workforce-related and other expenses by December 31, 2004 with certain facilities-related costs attributed to long-term lease obligations and severance costs paid over time extending beyond that date.

(18) Unaudited Quarterly Data

During quarterly interim periods, the Company historically expensed its annual sample costs on a pro-rata basis in relation to revenues earned. The Company has determined that sample expenses should not be recorded on a pro-rata basis and has changed the accounting to an expense as incurred basis. The change increases sample expense and reduces net income in the first and fourth quarter of each fiscal year and reduces sample expense and increases net income for the second and third quarters of each fiscal year. The change affects only interim data and there is no effect on full year results.

HOUGHTON MIFFLIN COMPANY

Notes to Consolidated Financial Statements—(continued)

(Tabular data in thousands, except per share data)

(18) Unaudited Quarterly Data (continued)

SUMMARY OF OPERATIONS BY QUARTER (UNAUDITED)

	Year ended December 31, 2003
	First	Second	Third	Fourth	Year
	(Restated)	(Restated)	(Restated)
Net sales	$132,823	$361,317	$558,276	$211,120	$1,263,536
Gross profit	17,787	177,890	333,471	72,797	601,945
Net income (loss) from continuing operations	(120,630)	9,196	103,720	(62,707)	(70,422)
Net income (loss) available to common stockholders	(121,851)	9,196	103,720	(62,707)	(71,643)

	Year ended December 31, 2002 (Restated)
	First	Second	Third	Fourth	Year
Net sales	$125,057	$309,267	$558,995	$201,249	$1,194,568
Gross profit	22,834	147,838	322,740	75,877	569,289
Net income (loss) from continuing operations	(61,524)	9,947	(671,938)	(34,754)	(758,270)
Net income (loss) available to common stockholders	(62,089)	10,128	(704,745)	(41,965)	(798,672)

The above quarterly information reflects the seasonal fluctuations of the Company’s educational publishing business.

In the third quarter of 2002, Houghton Mifflin recorded a $775.0 million charge relating to the impairment of the goodwill arising from the Vivendi Purchase.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On February 28, 2003, Houghton Mifflin engaged PricewaterhouseCoopers LLP as its new independent accountants, and dismissed Ernst & Young LLP, which had previously served as Houghton Mifflin’s independent accountants. The Board of Directors participated in and approved the decision to change independent accountants.

The reports of Ernst & Young LLP, included in this prospectus and registration statement, on the financial statements as of December 31, 2001 and for the period from July 7, 2001 to December 31, 2001 (Predecessor Basis) and for the period from January 1, 2001 to July 6, 2001 (Pre-predecessor Basis) contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles. In connection with its audits as of and for the aforementioned periods, there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP would have caused them to make reference thereto in their report on the financial statements for such period.

During the two most recent fiscal years and through the date that Houghton Mifflin engaged PricewaterhouseCoopers LLP, there were no “reportable events,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years and through the date that Houghton Mifflin engaged PricewaterhouseCoopers LLP, Houghton Mifflin did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Houghton Mifflin has requested that Ernst & Young LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements and, if not, stating the respects in which it does not agree. A copy of such letter, dated July 10, 2003, is incorporated by reference as Exhibit 16.1 to this Form 10-K.

Item 9A. Controls and Procedures

During the period covered by this report, Houghton Mifflin’s Chief Executive Officer and Interim Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934. Based upon that evaluation such officers concluded that, as of the end of the period, our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

There have been no significant changes in our internal controls or in other factors that have materially affected or are reasonably likely to materially affect our internal control over financial reporting subsequent to the date of the evaluation referred to above.

PART III

Item 10. Directors and Executive Officers of the Registrant

The current directors and executive officers of Houghton Mifflin are as follows:

Name	Age	Position
Executive Officers Anthony Lucki	55	President, Chief Executive Officer, and Director
Sylvia Metayer	44	Executive Vice President, Chief Operating Officer, and Interim Chief Financial Officer
John Laramy	59	Executive Vice President and President of The Riverside Publishing Company
Rita Schaefer	50	Executive Vice President, McDougal Littell Division
June Smith	60	Executive Vice President, College Division
Soma Coulibaly	43	Senior Vice President, Supply Chain Management
Maureen DiMarco	55	Senior Vice President, Educational and Governmental Affairs
Gerald Hughes	47	Senior Vice President, Human Resources
Theresa Kelly	43	Senior Vice President, Trade and Reference Division
Edward Kennedy	58	Senior Vice President, Great Source Education Group Division
Patrick Meehan	48	Senior Vice President and President of Promissor, Inc.
Paul Weaver	61	Senior Vice President and General Counsel

Non-Employee Directors
David Blitzer	34	Director
Charles Brizius	35	Director
Robert Friedman	61	Director
Steve Gandy	57	Director
Jonathan Goodman	32	Director
Seth Lawry	39	Director
James Levy	63	Director
Mark Nunnelly	45	Director
Michael Perik	46	Director
Scott Sperling	46	Director
Michael Ward	40	Director

The following information provides a brief description of the business experience of each executive officer and director during the past five years.

Anthony Lucki has served as President and Chief Executive Officer and a Director of Houghton Mifflin since October 2003. He also currently serves as Vice Chairman of the Association of American Publishers. From July 2001 through August 2003, he served as President and Chief Executive Officer of Harcourt, Inc., a division of Reed Elsevier plc. From November 1999 through August 2003, he served as President and Chief Executive Officer of Harcourt Education, a division of Harcourt General prior to the acquisition by Reed Elsevier. Previously he served as President and Chief Executive Officer of Harcourt School Publishers since November 1997.

Sylvia Metayer has served as Houghton Mifflin’s Executive Vice President and Chief Operating Officer since 2001, when she joined Houghton Mifflin, and as Interim Chief Financial Officer of Houghton Mifflin since November 2003. In addition, she served as the the Acting Chief Executive Officer of Houghton Mifflin since the resignation of Houghton Mifflin’s former Chief Executive Officer in June 2003 until October 2003. In 2000, she was Chief Financial Officer of Games, Education, and Literature at Vivendi Universal Publishing. Previously, she spent three years at Mattel France as Vice President of Finance and Administration.

John Laramy has served as an Executive Vice President of Houghton Mifflin and President of Riverside since 2001. From 1994 to 2000 he served in other capacities within Riverside, including Corporate Vice President, Director of Sales and Marketing and Senior Vice President and President of Riverside.

Rita Schaefer has served as an Executive Vice President of Houghton Mifflin and head of McDougal Littell since 2001. From 1994 to 2000 she served in other capacities within the division, including Vice President, National Sales Manager and Senior Vice President, McDougal Littell.

June Smith has served as Houghton Mifflin’s Executive Vice President, College division since 1994.

Soma Coulibaly has served as Senior Vice President of Supply Chain Management of Houghton Mifflin since February 2004. He joined Houghton Mifflin in May 2002 as Vice President of Procurement. Before joining Houghton Mifflin, he served in various executive positions at Hallmark Cards for 13 years.

Maureen DiMarco has served as Houghton Mifflin’s Senior Vice President, Educational and Governmental Affairs, since early 2002. From 1996 to 2002 she served in other capacities within Houghton Mifflin, including Vice President, Educational and Governmental Affairs, of Riverside, and Corporate Vice President, Educational and Governmental Affairs.

Gerald Hughes has served as Senior Vice President, Human Resources, of Houghton Mifflin since September 2002, when he joined the Company, and as Publishing’s Senior Vice President, Human Resources, since December 2003. From 1988 to 2001 he worked at Harcourt General, Inc. as Labor Counsel, as Vice President and Chief Counsel at Drake Beam Morin, Inc., a subsidiary of Harcourt General, and Vice President, Human Resources, at Harcourt General and The Neiman Marcus Group.

Theresa Kelly has served as Houghton Mifflin’s Senior Vice President, Trade and Reference division, since July 2002. From 1982 to 2002, she served in other capacities within the Trade and Reference division, including Director of Special Sales and Marketing, Trade and Reference division Vice President and Director of Special Sales and Marketing, and Corporate Vice President, Director of Sales.

Edward Kennedy has served as a Senior Vice President of Houghton Mifflin and head of Great Source, since June 2002. From 1995 to 2002, he served in other capacities within Great Source, including Eastern Regional Sales Manager, divisional Vice President and National Sales Director, and Corporate Vice President and National Sales Director.

Patrick Meehan has served as an Executive Vice President of Houghton Mifflin and President of Promissor since 2003. From 1999 to 2002 he served in other capacities within Houghton Mifflin, including Vice President and Chief Operating Officer of Computer Adaptive Technologies and Senior Vice President and President of CAT*ASI (the predecessor of Promissor).

Paul Weaver has served as Senior Vice President and General Counsel of Publishing since September 2003 and of Houghton Mifflin since 1989.

David Blitzer has been a director of Houghton Mifflin since December 2002. Mr. Blitzer is a Senior Managing Director of The Blackstone Group L.P., which he joined in 1991. He is also a director of Volume Services America, Inc.

Charles Brizius has been a director of Houghton Mifflin since December 2002. He is a Managing Director at Thomas H. Lee Partners, L.P. Mr. Brizius worked at Thomas H. Lee Company from 1993 to 1995, rejoining in 1997. He is also a director of TransWestern Holdings, L.P., United Industries Corporation, and Eye Care Centers of America, Inc.

Robert Friedman has been a director of Houghton Mifflin since December 2002. He has served as a Senior Managing Director of The Blackstone Group L.P. since February 1999 and as Chief Administrative Officer and Chief Legal Officer since February 2003. From 1974 until the time he joined Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett LLP, a New York law firm. He also serves on the board of directors of Axis Capital Holdings Limited, Corp Group, Northwest Airlines, Inc., Premcor, Inc., and TRW Automotive Holdings Corp.

Steve Gandy has been a director of Houghton Mifflin since January 2004. He has served as President and Chief Executive Officer of Harcourt School Publishers, a subsidiary of Harcourt General, from September 2000 until January 2003, and as Executive Vice President, Sales, from 1983 until 2000.

Jonathan Goodman has been a director of Houghton Mifflin since December 2002. He is a Principal of Bain Capital Partners, LLC. Mr. Goodman joined Bain Capital in 1995.

Seth Lawry has been a director of Houghton Mifflin since December 2002. He is a Managing Director at Thomas H. Lee Partners, L.P. Mr. Lawry worked at Thomas H. Lee Company from 1989 to 1990, rejoining in 1994. Mr. Lawry serves as a director of ProSiebenSat.1 Media AG.

James Levy has been a director of Houghton Mifflin since August 2003. Mr. Levy held the position of Executive Vice Chairman for Riverdeep Group PLC from July 2001 to February 2003 and served on Riverdeep’s Board of Directors from February 2001 to 2003. Since 1992, Mr. Levy had been at Harcourt, where, after serving simultaneously as president of two of Harcourt’s three operating groups, the Education Group and the Lifelong Learning & Assessment Group, Mr. Levy became President and Chief Operating Officer of Harcourt, Inc., a domestic and international publisher and specialty retailer. He also served as Vice President of Harcourt General, the parent company.

Mark Nunnelly has been a director of Houghton Mifflin since December 2002. He joined Bain Capital Partners, LLC in 1990 as a Managing Director. He serves as a director of Domino’s Pizza, DoubleClick, Eschelon Telecom, Excite Network, and Modus Media International, among others.

Michael Perik has been a director of Houghton Mifflin since June 2003. Since 2002 he has served as the Chairman and Chief Executive Officer of Achievement Technologies, Inc., a company that develops software solutions aimed at improving student achievement and performance. From 1999 to 2002 Mr. Perik served on the board of directors of Achievement Technologies. For the six years prior to that he was the Chairman and Chief Executive Officer of The Learning Company, Inc.

Scott Sperling has been a director of Houghton Mifflin since December 2002. He is a Managing Director of Thomas H. Lee Partners, L.P. Mr. Sperling is also President of THLee Putnam Capital, a joint venture with Putnam Investments, one of the largest global investment management firms. Mr. Sperling is currently a Director of Fisher Scientific International, Inc., Vertis, Inc., Wyndham International, and several private companies. Prior to joining Thomas H. Lee Partners, Mr. Sperling was, for over ten years, Managing Partner of The Aeneas Group, Inc., the private capital affiliate of Harvard Management Company. Before that he was a senior consultant with the Boston Consulting Group.

Michael Ward has been a director of Houghton Mifflin since August 2003. Mr. Ward is an Executive Vice President of Bain Capital Partners, LLC. He joined Bain Capital in 2003. For five years prior to joining Bain Capital, Mr. Ward held a variety of senior positions at Digitas, Inc., including President and Chief Operating Officer.

The Board of Directors has established an audit committee comprised of Michael Ward, chairman, and Charles Brizius. The Board has determined that Mr. Ward is an audit committee financial expert, as that term is used in the regulations promulgated under the Securities Exchange Act of 1934. Due to his affiliation with Bain

Capital, Mr. Ward is not an independent director, as that term is defined in those regulations. The Company does not have a compensation committee.

The Company has adopted a code of ethics that applies to those officers responsible for financial reporting as part of its company-wide code of conduct. The code of conduct, including the section entitled “Financial Reporting: Special Ethical Obligations for Employees with Financial Reporting Responsibility,” is available on the Company’s internet site at www.hmco.com. We expect that any amendments to this portion of our code, or any waivers of its requirements, will be disclosed on our website.

Item 11. Executive Compensation

Compensation

The following table summarizes the compensation we paid our President and Chief Executive Officer, our former President and Chief Executive Officer, and the four other most highly compensated executive officers during the last three years.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)			All Other Compensation ($) (2)
Anthony Lucki President and Chief Executive Officer(3)	2003	$138,462	$554,167	$	*		$43,818

Hans Gieskes President and Chief Executive Officer(4)	2003 2002	316,923 301,358	210,000 810,000		* 154,657	(5)	1,480,770 0

Sylvia Metayer Executive Vice President, Chief Operating Officer, and Interim Chief Financial Officer(6)	2003 2002	398,284 234,583	363,428 382,500		* 309,569	(7)	677,678 0

John Laramy Executive Vice President	2003 2002 2001	323,054 305,750 294,250	331,955 154,000 91,345		* * *		668,093 34,105 33,605

June Smith Executive Vice President	2003 2002 2001	355,133 333,749 321,500	287,222 190,135 136,420		* * *		865,486 34,076 45,624

Albert Bursma, Jr. Executive Vice President(8)	2003 2002 2001	276,090 146,710 339,045	340,805 63,696 114,834		* * *		10,034 14,628 115,547

*	Excludes perquisites and other personal benefits that do not exceed the lesser of $50,000 or 10% of total annual salary and bonus.
(1)	Includes the following transaction bonuses paid by Vivendi in connection with the sale of Houghton Mifflin in 2002: Mr. Gieskes: $600,000; Ms. Metayer: $200,000. Also includes a signing bonus of $554,167 paid to Mr. Lucki in 2003.
(2)

These amounts are Houghton Mifflin’s matching contributions under the 401(k) Savings Plan, contributions under the defined contribution component of the Supplemental Benefits Plan, and premiums paid for employee-owned whole life insurance policies. Under the Supplemental Benefits Plan, we provide benefits substantially equal to benefits that could not be provided under the 401(k) Savings Plan because of limitations under the Internal Revenue Code of 1986, as amended. The table below shows the amounts we paid for each of these categories during 2003 for the officers listed in the table.

Name	Contributions to 401(k) Savings Plan	Contributions to Supplemental Benefits Plan	Whole Life Insurance
Mr. Lucki	$3,918	$0	$0
Mr. Gieskes	0	0	0
Ms. Metayer	0	0	22,766
Mr. Laramy	8,085	3,915	23,105
Ms. Smith	9,000	3,000	44,286
Mr. Bursma	7,753	2,281	0

In addition, Ms. Metayer received a payment of $566,400 under a retention agreement and a payment of $88,512 pursuant to the Houghton Mifflin Holdings, Inc. Deferred Compensation Plan; Mr. Laramy received a payment of $632,988 under a retention agreement; and Ms. Smith received a payment of $710,130 under a retention agreement and a payment of $117,203 pursuant to the Houghton Mifflin Holdings, Inc. Deferred Compensation Plan. Mr. Lucki also received $39,900 in consulting fees during 2003 prior to becoming an executive officer in July. Mr. Gieskes received severance payments of $1,470,000 and $10,770 in consulting fees.

(3)	Mr. Lucki became an executive officer on October 1, 2003.
(4)	Mr. Gieskes became an executive officer in July 2002 and resigned from the Company on June 30, 2003.
(5)	Includes $123,952 for reimbursement of relocation expenses, $29,036 for reimbursement of tax payments, and $1,669 for payment of parking and tax preparation fees.
(6)	Ms. Metayer became an executive officer in January 2002.
(7)	Includes $56,715 for reimbursement of relocation expenses, $103,267 for reimbursement of tax payments, $14,430 for reimbursement of automobile leasing expenses, $85,849 for payment of housing expenses, $22,640 for payment of tuition expenses, $24,528 for a cost of living adjustment payment pursuant to an expatriate agreement with a division of Vivendi, and $2,140 for payment of parking fees.
(8)	Mr. Bursma had been an executive officer of the Company until his retirement in June, 2002. Mr. Bursma rejoined the Company as an executive officer in April 2003 and resigned from the Company on December 31, 2003.

2003 Stock Option Plan

The Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan was adopted December 3, 2003 to provide for the grant of options to purchase Holdings’ Class A Common Stock. The board of directors of Holdings administers the plan and may, from time to time, grant option awards to directors and employees of the Company and its subsidiaries who, in the opinion of the board, are in a position to make a significant contribution to the success of the Company and its subsidiaries. The board of directors of Holdings may grant options that are vested over time and options that vest based on the attainment of performance goals specified by the board of directors.

The following table shows stock option grants in 2003 to the officers named in the Summary Compensation Table. The amounts shown as potentially realizable values are based on the assumed appreciation rates required by the SEC, but the real value of these options will depend entirely on the actual future share price.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Anthony Lucki	14,088	18.56%	$100.00	12/02/13	$303,596	$653,824
Hans Gieskes	0	0	—	—	—	—
Sylvia Metayer	7,044	9.28	100.00	12/02/13	151,798	326,912
John Laramy	2,113	2.78	100.00	12/02/13	45,535	98,064
June Smith	4,226	5.56	100.00	12/02/13	91,070	196,129
Albert Bursma, Jr	0	0	—	—	—	—

The options were granted in three parts, or tranches—Tranche 1, Tranche 2, and Tranche 3. One-third of each participant’s options are in Tranche 1, one-third are in Tranche 2, and one-third are in Tranche 3. Each tranche has its own vesting provisions.

Tranche 1 options vest in equal annual installments over four years. Twenty-five percent of the Tranche 1 options vest and become exercisable on each of the first, second, third, and fourth anniversaries of the option plan’s effective date, July 1, 2003.

The Tranche 2 and Tranche 3 options fully vest and become exercisable on the seventh anniversary of the date they were granted. However, if certain events occur as noted in the option plan, the vesting of the Tranche 2 and/or Tranche 3 options will be accelerated so that 25% of the Tranche 2 and Tranche 3 options also vest and become exercisable on each of the first, second, third, and fourth anniversaries of the option plan’s effective date.

Retirement Plan

The Company maintains a tax-qualified, defined benefit Retirement Plan, and establishes an account for each eligible employee. Every year, we credit each employee’s account with an amount that varies depending on the employee’s length of service and earnings, and with interest on the accumulated balance. For calculating our contribution to the Retirement Plan, compensation consists primarily of salary, wages, commissions, and annual incentive compensation. When an employee leaves the Company, he or she has the option to:

•	convert this account to an annuity benefit,

•	leave the account in the Retirement Plan where it will continue to earn interest, or

•	take the account balance as a lump sum payment.

An employee who leaves with fewer than five years of service receives no benefit under the Retirement Plan.

The Internal Revenue Code limits the annual amount of compensation that can be taken into consideration for determining benefits and the annual benefit accruals under a tax-qualified retirement plan. As permitted by the Internal Revenue Code, Houghton Mifflin maintains a Supplemental Executive Retirement Plan that provides retirement benefits in excess of these limits. We calculate these supplemental benefits for the officers named in the Summary Compensation Table and nine other executive officers based on a formula that uses a multiple of the employee’s years of service and average annual earnings for the three highest-paid consecutive years of service in the last ten years before retirement. The following tables show the range of the estimated annual retirement benefits under the Retirement Plan and the Supplemental Executive Retirement Plan at the normal retirement age of 62 (calculated as of December 31, 2003) to those officers. The benefits shown in the tables reflect a single life annuity benefit.

Pension Plan Table

	Years of Credited Service
Average Annual Compensation for Three Highest Consecutive Years	10	15	20	25	30	35	40
$ 450,000	$90,000	$135,000	$180,000	$225,000	$270,000	$315,000	$360,000
$ 500,000	$100,000	$150,000	$200,000	$250,000	$300,000	$350,000	$400,000
$ 550,000	$110,000	$165,000	$220,000	$275,000	$330,000	$385,000	$440,000
$ 600,000	$120,000	$180,000	$240,000	$300,000	$360,000	$420,000	$480,000
$ 650,000	$130,000	$195,000	$260,000	$325,000	$390,000	$455,000	$520,000
$ 700,000	$140,000	$210,000	$280,000	$350,000	$420,000	$490,000	$560,000
$ 750,000	$150,000	$225,000	$300,000	$375,000	$450,000	$525,000	$600,000
$ 800,000	$160,000	$240,000	$320,000	$400,000	$480,000	$560,000	$640,000
$ 850,000	$170,000	$255,000	$340,000	$425,000	$510,000	$595,000	$680,000
$ 900,000	$180,000	$270,000	$360,000	$450,000	$540,000	$630,000	$720,000
$ 950,000	$190,000	$285,000	$380,000	$475,000	$570,000	$665,000	$760,000
$1,000,000	$200,000	$300,000	$400,000	$500,000	$600,000	$700,000	$800,000
$1,050,000	$210,000	$315,000	$420,000	$525,000	$630,000	$735,000	$840,000
$1,100,000	$220,000	$330,000	$440,000	$550,000	$660,000	$770,000	$880,000
$1,150,000	$230,000	$345,000	$460,000	$575,000	$690,000	$805,000	$920,000
$1,200,000	$240,000	$360,000	$480,000	$600,000	$720,000	$840,000	$960,000
$1,250,000	$250,000	$375,000	$500,000	$625,000	$750,000	$875,000	$1,000,000
$1,300,000	$260,000	$390,000	$520,000	$650,000	$780,000	$910,000	$1,040,000
$1,350,000	$270,000	$405,000	$540,000	$675,000	$810,000	$945,000	$1,080,000
$1,400,000	$280,000	$420,000	$560,000	$700,000	$840,000	$980,000	$1,120,000
$1,450,000	$290,000	$435,000	$580,000	$725,000	$870,000	$1,015,000	$1,160,000
$1,500,000	$300,000	$450,000	$600,000	$750,000	$900,000	$1,050,000	$1,200,000

As of December 31, 2003, the years of credited service and the compensation that will be taken into account for pension calculations for 2003 for the officers named in the Summary Compensation Table are: Mr. Lucki, 10 years and $1,200,000; Mr. Gieskes, 1 year and $980,000; Ms. Metayer, 4 years and $640,000; Mr. Laramy, 10 years and $493,000; Ms. Smith, 11 years and $535,000; and Mr. Bursma, 32 years and $585,000. Differences between the amount of compensation shown above and in the Summary Compensation Table reflect differences in accounting for incentive compensation payments, which are included in the year paid when calculating pension benefits.

Compensation of Directors

Directors who are not employees of the Company or the Sponsors receive an annual retainer of $40,000, payable in cash quarterly during the year of service, for attendance at board meetings. Directors who retire, resign, or are elected during a year will receive an amount prorated based on the portion of the year served as a director. Directors who serve on board committees receive $1,500 for each committee meeting attended, and directors who chair committees receive $2,000 for each committee meeting attended. Directors also receive reimbursement for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and any committee meetings. We pay no additional remuneration to our employees or to executives of our Sponsors for serving as directors.

Employment Contracts, Termination of Employment, and Change-in-Control Agreements

Employment Agreement with Anthony Lucki

Houghton Mifflin entered into an employment agreement with Anthony Lucki on September 17, 2003 under which Mr. Lucki is serving as Houghton Mifflin’s President and Chief Executive Officer. The employment agreement provides for a three-year term that began on October 1, 2003, but the term is automatically extended for successive one-year terms unless either party gives written notice to the contrary at least 90 days prior to the expiration of the current term. Under the terms of the employment agreement, Mr. Lucki will be paid an annual base salary of at least $600,000, subject to increase from time to time by our Board of Directors. Mr. Lucki is also eligible to receive an annual bonus of up to 100% of his base salary. Houghton Mifflin also agreed to pay Mr. Lucki a starting bonus equal to $554,167. In addition, Houghton Mifflin agreed to provide Mr. Lucki with an initial grant of options to purchase 14,088 shares of Class A Common Stock of Holdings, term life insurance coverage equal to $3,000,000, and employee benefits comparable to those provided to other senior executives of Houghton Mifflin.

In the event Houghton Mifflin terminates the employment agreement for any reason other than cause or if Mr. Lucki terminates his employment for good reason, as defined in the agreement, Mr. Lucki will be entitled to severance benefits equal to:

18 months of his then-current base salary; and

continued contributions by Houghton Mifflin to the cost of his participation in Houghton Mifflin’s medical and dental plans for up to 18 months after termination.

The foregoing amounts will be reduced by any benefits payable to Mr. Lucki under any other severance agreement.

The employment agreement also contains standard provisions relating to confidentiality and assignment of intellectual property rights. In addition, Mr. Lucki agreed that during his employment with Houghton Mifflin and for 12 months after his employment terminates, he will not compete with, or solicit employees or clients of, Houghton Mifflin or any of its affiliates. In connection with his employment agreement, Mr. Lucki would also be nominated for election to the Board of Directors of Houghton Mifflin, and has agreed to serve as director of any other affiliated company if so requested.

Employment Arrangements with Sylvia Metayer

On September 15, 2003, Houghton Mifflin and Sylvia Metayer agreed to an amendment of Ms. Metayer’s employment arrangements to appoint Ms. Metayer as Acting Chief Executive Officer of Houghton Mifflin, in addition to her current positions, effective as of July 1, 2003; increase Ms. Metayer’s base salary to $400,000 per year, retroactive to July 1, 2003; provide for a payment to Ms. Metayer of $170,000, payable after January 1, 2004, provided that Ms. Metayer is employed by Houghton Mifflin on December 31, 2003; in the event Ms. Metayer continues as Acting Chief Executive Officer after December 31, 2003, provide for additional monthly payments of $28,333 for each month that she continues as Acting Chief Executive Officer; and provide for a grant of options to purchase 7,045 shares of Class A Common Stock of Holdings. In addition, Houghton Mifflin entered into an agreement with Ms. Metayer on September 17, 2003 that provides for increased severance benefits and additional restrictive covenants relating to confidentiality, assignment of intellectual property rights, non-competition, and non-solicitation in the event she remains employed by Houghton Mifflin on and after July 1, 2004.

Mr. Gieskes’ Separation Agreement

On June 29, 2003, Houghton Mifflin entered into an agreement with former Chief Executive Officer and President, Mr. Gieskes, confirming his resignation as of June 30, 2003. Pursuant to that agreement, we will provide Mr. Gieskes with severance benefits in exchange for his agreement not to compete with us (as described below) and his release of known and unknown claims against us. Mr. Gieskes agreed that he would not compete with us prior to July 1, 2004 by participating in the K-12 or college publishing businesses of certain of our competitors. We agreed to pay Mr. Gieskes a lump sum severance payment of $980,000 and a $210,000 bonus for 2003, both by July 21, 2003. We also agreed to pay Mr. Gieskes a total of $1,960,000 of severance payments, which we expect to make in twenty-four monthly installments of $81,667 ending in June 2005. In addition to his severance payments and other fringe benefits, until July 1, 2006 Mr. Gieskes and his family remain eligible to participate in Houghton Mifflin’s group health insurance plans, and Houghton Mifflin would continue to provide him with life insurance under its executive term life insurance plan including compensating him for the income tax effects of providing that benefit. Until July 1, 2006, Houghton Mifflin would also reimburse Mr. Gieskes for his premium costs for long-term disability. In December 2003, the agreement was amended to provide for a payment of $150,000 and outplacement services to a maximum of $25,000 in lieu of the term life insurance and related income tax compensation and long-term disability insurance.

Retention and Severance Agreements

In 2002, we entered into retention agreements with approximately 800 employees. If these employees remain employed by us for various periods from 6 to 18 months following the Acquisition or are terminated without cause, Houghton Mifflin will be required to pay them an aggregate of approximately $30 million of retention bonuses. These agreements contain standard confidentiality and noncompetition provisions.

Houghton Mifflin has also entered into retention and severance arrangements, in lieu of the standard Company severance policy, with approximately 50 of those employees who are executives and key employees, including Ms. Metayer, Mr. Laramy, and Ms. Smith. If Houghton Mifflin terminates these employees without cause or they terminate their employment for good reason (as such terms are defined in the agreements), in either case before the end of 2004, Houghton Mifflin could be required to pay up to an aggregate of approximately $25 million in severance payments and provide other post-termination benefits. These agreements contain standard confidentiality and noncompetition provisions. We recently amended the terms of Sylvia Metayer’s and David Caron’s retention agreements. For further information on retention bonuses and the amendment to Sylvia Metayer’s and David Caron’s retention agreements, see “Executive Compensation—Rollover of Retention Payments and Deferred Compensation Plan.”

Rollover of Retention Payments and Deferred Compensation Plan

Thirty-four of our executives and key employees, with whom we had entered into retention agreements, including Ms. Metayer and Ms. Smith, have deferred receipt of their retention bonus payments in exchange for an interest in the 2003 deferred compensation Plan that will give such employees an interest in shares of the common stock of Holdings. The aggregate amount of the retention bonus payments that will be exchanged for an interest in the common stock of Holdings, held in a “Rabbi Trust,” is approximately $4.6 million. The shares held in trust will be distributed upon a change of control, a qualified public offering, any termination of employment, or upon other tag-along or drag-along sales initiated by the Sponsors. We have a right to repurchase shares from such employees following termination of their employment with us. All of the assets of the trust, namely the common stock of Holdings, would be subject to the claims of our creditors in the event of our insolvency. Sylvia Metayer’s retention agreement was amended to provide for an increase in the amount of her deferred retention bonus and changes in the terms of payment of such bonus. The amendment also provides for an additional payment to Ms. Metayer if she terminates her employment with Houghton Mifflin for any reason during a specified period of time. In addition, the retention agreement of David Caron, our former Chief Financial Officer, was amended to accelerate the availability of his retention bonus and make available certain health benefits if his employment terminates after October 31, 2003. Mr. Caron resigned on November 1, 2003.

Sylvia Metayer’s retention agreement was amended to provide for an increase in the amount of her deferred retention bonus and changes in the terms of payment of such bonus. The amendment also provides for an additional payment to Ms. Metayer if she terminates her employment with Houghton Mifflin for any reason during a specified period of time. In addition, the retention agreement of David Caron, our former Chief Financial Officer, was amended to accelerate the availability of his retention bonus and make available certain health benefits if his employment terminates after October 31, 2003. Mr. Caron resigned on November 1, 2003.

Employment Security Agreements

Houghton Mifflin has entered into employment agreements with eleven officers, including Mr. Laramy and Ms. Smith. Under the terms of each agreement, the executive covenants not to compete with the Company during the term of the agreement and for a period of one year after termination. The executive also agrees to customary confidentiality and intellectual property assignment provisions. In consideration, the executive is entitled to receive severance payments on termination of his or her employment. If the agreement is terminated by Houghton Mifflin other than “for cause” or by the executive “for good reason,” Houghton Mifflin will continue to pay the executive’s salary for one year from the date of termination at the higher of the executive’s base salary rate at the time of termination and the date of the agreement. If the employment is terminated by Houghton Mifflin “for cause” or by the executive other than “for good reason,” no payments will be owed by Houghton Mifflin under the agreement. In the event that Houghton Mifflin undergoes a “change of control” transaction (other than as a result of a public offering) prior to July 1, 2007, and the executive is terminated other than “for cause” within one year of the transaction, the executive is entitled to certain payments in respect of unvested options.

Item. 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan, as of December 31, 2003. This plan was approved by the shareholders of Holdings.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	75,893	$100.00	22,718

Equity compensation plans not approved by security holders	0	—	0

Total . . . . . . .	75,893	$100.00	22,718

Security Ownership

Holdings owns 100% of the capital stock of Publishing, which holds 100% of the capital stock of Houghton Mifflin.

The following table sets forth as of January 15, 2004 the number and percentage of shares of Holdings’ common stock beneficially owned by (i) each person known by us to beneficially own more than 5% of the outstanding shares of Holdings’ common stock, (ii) each of our directors, (iii) each named executive officer, and (iv) all our directors and executive officers as a group.

Nothwithstanding the beneficial ownership of common stock presented below, a stockholders’ agreement governs the stockholders’ exercise of their voting rights with respect to certain material events and transactions. In addition, the agreement would govern the stockholders’ exercise of their voting rights with respect to the election of directors after an initial public offering of Holdings. The parties to the stockholders’ agreement have agreed to vote their shares as set forth therein. See “Certain Relationships and Related Transactions.”

Except as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock. Unless otherwise indicated, the address for each individual listed below is c/o Houghton Mifflin Company, 222 Berkeley Street, Boston, Massachusetts 02116-3764.

	Shares of Common Stock
Name and Address	Class A	Class L	Percent of Common Stock(1)
Thomas H. Lee Funds(2) c/o Thomas H. Lee Partners, L.P. 75 State Street, Suite 2600 Boston, MA 02109	246,000	27,333	40%
Bain Funds(3) c/o Bain Capital, LLC 111 Huntington Avenue Boston, MA 02199	246,000	27,333	40%
Blackstone Management Associates III L.L.C.(4) 345 Park Avenue New York, NY 10154	123,000	13,666	20%
David Blitzer(4)	123,000	13,666	20%
Charles Brizius(2)(5)	246,000	27,333	40%
Robert Friedman(4)	123,000	13,666	20%
Steve Gandy	—	—	—
Jonathan Goodman	—	—	—
Seth Lawry(2)(5)	246,000	27,333	40%
James Levy	—	—	—
Mark Nunnelly(3)(6)	246,000	27,333	40%
Michael Perik	—	—	—
Scott Sperling(2)(5)	246,000	27,333	40%
Michael Ward	—	—	—
Anthony Lucki	—	—	—
Sylvia Metayer(7)	378	42	*
John Laramy	—	—	—
June Smith(7)	500	56	*
Albert Bursma, Jr	—	—	—
All current directors and executive officers as a group(23 total)(7)(8)	616,826	68,535	100%

*	Indicates less than 1% of Holdings’ common stock.

(1)	Represents the aggregate ownership of the Class A and Class L Common Stock of Holdings.
(2)	Includes 189,616 Class A and 21,068 Class L shares of common stock owned by Thomas H. Lee Equity Fund V, L.P.; 49,198 Class A and 5,466 Class L shares of common stock owned by Thomas H. Lee Parallel Fund V, L.P.; 2,613 Class A and 290 Class L shares of common stock owned by Thomas H. Lee Equity (Cayman) Fund V, L.P. (collectively, the “THL Funds”); 1,481 Class A and 165 Class L shares of common stock owned by Putnam Investments Holdings, LLC; 1,273 Class A and 141 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company I LLC; 1,137 Class A and 126 Class L shares of common stock owned by Putnam Investments Employees’ Securities Company II, LLC (collectively, the “Putnam Funds”); 450 Class A and 50 Class L shares of common stock owned by 1997 Thomas H. Lee Nominee Trust (the “Lee Trust”); and 233 Class A and 26 Class L shares of common stock owned by Thomas H. Lee Investors Limited Partnership (“Investors”). The THL Funds general partner is THL Equity Advisors V, LLC, whose sole member is Thomas H. Lee Partners, L.P., whose general partner is Thomas H. Lee Advisors, LLC (collectively, “Advisors”). Shares held by the THL Funds may be deemed to be beneficially owned by Advisors. Advisors disclaim any beneficial ownership of any shares held by the THL Funds. The Putnam Funds, the Lee Trust and Investors are co-investment entities of the THL Funds. Putnam Investment Holdings, LLC, a wholly owned subsidiary of Putnam Investments Trust, is the managing member of Putnam Investments Employees’ Securities I LLC and Putnam Investments Employees’ Securities II LLC and each disclaims beneficial ownership of any shares other than the shares held directly by such entity. U.S. Bank, N.A. (successor to State Street Bank & Trust Company), not personally but solely under a Trust Agreement dated as of August 18, 1997 and known as the Thomas H. Lee Nominee Trust, is the trustee of the Lee Trust and disclaims any beneficial ownership of shares held by the Lee Trust. THL Investment Management Corp. is the general partner of Investors and disclaims beneficial ownership of shares held by Investors. Each of the THL Funds, Advisors, Investors, and the Lee Trust has an address c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109. The Putnam Funds have an address c/o Putnam Investment, Inc., 1 Post Office Square, Boston, Massachusetts 02109.
(3)	Includes (i) 65,475 Class A shares and 7,275 Class L shares of common stock held by Bain Capital VII Coinvestment Fund, LLC (“Coinvest”), whose sole member is Bain Capital VII Coinvestment Fund, L.P. (“Coinvestment”), whose general partner is Bain Capital Partners VII, L.P. (“Partners VII”), whose general partner is Bain Capital Investors, LLC (“BCI”); (ii) 178,792 Class A shares and 19,446 Class L shares of common stock held by Bain Capital Integral Investors, LLC (“Integral”), whose administrative member is Bain Capital Fund VI, L.P. (“Fund VI”), whose general partner is Bain Capital Partners VI, L.P. (“Partner VI”), whose general partner is BCI; and (iii) 1,732 Class A shares and 612 Class L shares of common stock held by BCIP TCV, LLC (“BCIP”), whose administrative member is BCI. Each of the entities listed in this footnote has an address c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(4)	Includes 102,636 Class A shares and 11,404 Class L shares of common stock owned by Blackstone Capital Partners III Merchant Banking Fund L.P., 19,442 Class A shares and 2,160 Class L shares of common stock owned by Blackstone Offshore Capital Partners III L.P. and 923 Class A shares and 103 Class L shares of common stock owned by Blackstone Family Investment Partnership III L.P. (the “Blackstone Funds”) for each of which Blackstone Management Associates III L.L.C. (“BMA”) is the general partner having voting and investment power over the shares held or controlled by each of the Blackstone Funds. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the shares held or controlled by the Blackstone Funds. Each of BMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. Messrs. Freidman and Blitzer, directors of Publishing and Holdings, are members of Blackstone Management Associates III L.L.C. and disclaim any beneficial ownership of shares beneficially owned by the Blackstone Funds.
(5)	Messrs. Lawry, Sperling, and Brizius, directors of Houghton Mifflin, Publishing, and Holdings, are managing directors of Thomas H. Lee Partners, L.P. and disclaim any beneficial ownership of any shares beneficially owned by the Thomas H. Lee Funds. Messrs. Lawry, Sperling, and Brizius have an address c/o Thomas H. Lee Partners, L.P., 75 State Street, Suite 2600, Boston, Massachusetts 02109.

(6)	Mr. Nunnelly, a director of Houghton Mifflin, Publishing, and Holdings, is a managing director of Bain Capital, LLC. Amounts disclosed for Mr. Nunnelly are also included above in the amounts disclosed in the table next to “Bain Funds.” Includes (i) 65,475 Class A shares and 7,275 Class L shares of common stock held by Coinvest, whose sole member is Coinvestment, whose general partner is Partners VII, whose general partner is BCI, of which Mr. Nunnelly is a member; (ii) 178,792 Class A shares and 19,446 Class L shares of common stock held by Integral, whose administrative member is Fund VI, whose general partner is Partner VI, whose general partner is BCI, of which Mr. Nunnelly is a member; and (iii) 1,732 Class A shares and 612 Class L shares of common stock held by BCIP, whose administrative member is BCI, of which Mr. Nunnelly is a member. Mr. Nunnelly disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. Mr. Nunnelly has an address c/o Bain Capital, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.
(7)	All shares beneficially owned by Ms. Smith, Ms. Metayer, and the Company’s other executive officers represent interests in the 2003 Deferred Compensation Plan.
(8)	Includes the beneficial ownership of shares held by Thomas H. Lee Funds, Bain Funds, and Blackstone Management Associates III L.L.C. by Messrs. Blitzer, Brizius, Friedman, Lawry, Nunnelly, and Sperling as members or managing directors of Thomas H. Lee Funds, Bain Funds, and Blackstone Management Associates III L.L.C. If beneficial ownership of such shares are not included, all current directors and executive officers as a group would have beneficial ownership of 1,826 shares of Class A Common Stock and 203 shares of Class L Common Stock, which would be less than 1% of Holdings’ common stock.

Item 13. Certain Relationships and Related Transactions

Stockholders Agreement

Houghton Mifflin has entered into a stockholders agreement with Holdings and the Sponsors and members of its management participating in the 2003 Deferred Compensation Plan described in “Executive Compensation—Rollover of Retention Payments and Deferred Compensation Plan.” Future holders of the common stock of Holdings may also be required to become parties to the agreement. The stockholders agreement provides that after the initial public offering of Holdings, the holders of a majority of the shares thereof originally issued to the Sponsors will have the right to determine the size of the board of directors of Holdings. In addition, the stockholders agreement provides that in the event that the size of the board of directors of Holdings increases by any number of members, THL, and Bain Capital will have the right to elect the same number of additional members, and Blackstone will have the right to elect a number of directors that is at least 20% of the total number of directors elected by the Sponsors. The stockholders agreement also provides that Houghton Mifflin’s Board of Directors will at all times consist of the same members as the board of Holdings.

The stockholders agreement prohibits the parties thereto from transferring any of their stock except transfers by a natural person to an immediate family member or upon the death of that natural person and, in the case of an investment fund, transfers to other investment funds affiliated with the investment fund and to partners or members of the fund in a pro rata distribution. The agreement also gives the holders of a majority of the shares originally issued to the Sponsors the right to require all other parties to the agreement to sell their stock to a buyer in the event that such majority is selling 80% or more of their stock. The agreement also gives certain parties the right to participate in specified issuances of capital stock.

The stockholders agreement provides that beginning December 31, 2009, or prior to such date with the prior approval of the holders of the majority of shares originally issued to the Sponsors, any holder of shares originally issued to the Sponsors may sell any portion of their shares to any third party. In such event, however, all parties to the agreement have the right to participate in the sale as a seller subject to a pro rata cut-back in which the holder of shares can only sell their pro rata percentage of shares. In addition, the holders of stock originally issued to the Sponsors have a right of first offer to purchase any shares of stock proposed to be sold in any such transaction.

Any right of the holders of stock originally issued to the Sponsors to join in the sale of shares, to participate in any issuance of capital stock or to require other holders to sell shares terminate upon the earlier of a change in control of Houghton Mifflin or a qualified public offering of the shares of Holdings.

Beginning after the initial public offering of Holdings, the stockholders agreement gives the holders of stock originally issued to the Sponsors the right to require Holdings to register the common stock held by such stockholders for sale to the public under the Securities Act of 1933. Such registrations are subject to a potential underwriter’s cut-back in the number of shares to be registered if the underwriter determines that marketing factors require a limitation in the number of shares to be underwritten. The stockholders agreement also gives certain stockholders that are parties to the agreement the right to participate in registered public offerings of Holdings, other than the initial public offering of Houghton Mifflin. The stockholders agreement also requires Holdings, Publishing, and Houghton Mifflin indemnify the parties to the agreement and their affiliates from liability arising from any violation of securities laws by Holdings, Publishing, or Houghton Mifflin for any material misstatements or omissions made by Holdings, Publishing, or Houghton Mifflin in connection with such a public offering.

Management Agreement

Houghton Mifflin has entered into a management agreement with Holdings and the Sponsors. Pursuant to this agreement, Houghton Mifflin paid an aggregate of $50.0 million plus related fees and expenses to the Sponsors in consideration for their services in connection with the Acquisition, and associated financing, refinancing of the Senior Notes, the Senior Subordinated Notes, the 2004 Senior Notes, and the 2006 Senior Notes. In consideration for ongoing consulting and management advisory services, the management agreement requires Houghton Mifflin to pay the Sponsors an aggregate annual fee of $5.0 million per year, which is payable quarterly in advance. This annual fee was prepaid in its entirety for 2003. In the case of future services provided in connection with any future acquisition, disposition, or financing transactions, the management agreement requires Houghton Mifflin to pay the Sponsors an aggregate fee of one percent of the gross transaction value of such transaction. The agreement also requires Houghton Mifflin and Holdings to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from, the management agreement, the Acquisition and any related transactions, their equity investment in Holdings, Houghton Mifflin’s operations, and the services they provide to Houghton Mifflin and Holdings. The management agreement terminates on December 30, 2012.

Agreement with Donna Lucki

We entered into an employment agreement with Donna Lucki, the wife of Anthony Lucki, on September 5, 2003 under which Ms. Lucki will serve as a Senior Vice President and Publisher of Houghton Mifflin’s School Division. The agreement is effective as of October 1, 2003 and provides for an annual base salary of $250,000. Ms. Lucki is also eligible to receive an annual bonus and will participate in the management equity plan upon its adoption. In addition, Houghton Mifflin agreed to pay Ms. Lucki a starting bonus of $75,000.

Agreement with Steve Gandy

We entered into a consulting agreement with Steve Gandy on October 20, 2003 under which Mr. Gandy may from time to time provide independent consulting services to Houghton Mifflin and will be precluded or limited in providing consulting services to other companies. The agreement is for a maximum of 130 days during the period from October 20, 2003 to April 19, 2004 and provides for compensation of $1,000 per diem, plus applicable expenses. The number of consulting days assigned are in Houghton Mifflin’s sole discretion. As of March 20, 2004, Mr. Gandy has not provided any consulting services.

Item 14. Principal Accountant Fees and Services

The Audit Committee of the Board of Directors has appointed PricewaterhouseCoopers LLP as the independent accountants to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2004. Such firm and its predecessor have served continuously in that capacity since February 28, 2003.

Audit Fees. PricewaterhouseCoopers LLP billed Houghton Mifflin an aggregate of $1,369,500 and $542,500 in fees and expenses for audit services for the years ended December 31, 2003 and 2002, respectively. Audit fees include fees and expenses for professional services rendered in connection with the audit of the Company’s financial statements for those years, reviews of the financial statements included in each of the Company’s Quarterly Reports on Form 10-Q during those years and fees for services related to registration statements, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

Audit-Related Fees. PricewaterhouseCoopers LLP billed the Company an aggregate of $614,753 in the year ended December 31, 2003, for professional services rendered by it for assurance and related services reasonably related to the performance of an audit or review. Audit-related services included due diligence investigations related to the Company’s acquisitions and accounting advice.

Tax Fees. PricewaterhouseCoopers LLP billed the Company an aggregate of $155,500 in the year ended December 31, 2003 for tax compliance, tax advice, and tax planning.

All Other Fees. PricewaterhouseCoopers LLP billed the Company an aggregate of $2,800 in fees and expenses during the year ended December 31, 2003 for all other services, all of which constituted permitted services.

Commencing May 15, 2003, in each case where approval was sought for the provision of non-audit services, the Audit Committee considered whether the independent auditors’ provision of such services to the Company was compatible with maintaining the auditors’ independence, and determined that it was compatible.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Consolidated Financial Statements are listed in the accompanying Index to Consolidated Financial Statements on page F-1.

2. Financial Statement Schedule for the three years ended December 31, 2003: Schedule II—Consolidated Valuation and Qualifying Accounts is on page 59.

Houghton Mifflin has omitted all other schedules because we have included the required information in the consolidated financial statements or notes or are not required to submit the schedules.

3. Houghton Mifflin has filed the Exhibits listed in the accompanying Index to Exhibits on page 62 as part of this Report.

(b) Reports on Form 8-K filed or furnished in the fourth quarter of 2003.

1. Current Report on Form 8-K dated October 1, 2003, reporting the issuance of debt by Houghton Mifflin’s parent, HM Publishing Corp., the employment agreement with Mr. Lucki, amendment to the employment agreement of Ms. Metayer, the resignation of the then-Chief Financial Officer, and the election of two directors.

2. Current Report on Form 8-K dated November 14, 2003, reporting financial results for the third quarter of 2003.

3. Current Report on Form 8-K dated November 28, 2003, reporting agreement to acquire Edusoft.

4. Current Report on Form 8-K dated December 11, 2003, reporting closing of the acquisition of Edusoft.

HOUGHTON MIFFLIN COMPANY

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2003, 2002 and 2001

(In thousands of dollars)

	Balance at beginning of year	Additions				Deductions		Balance at end of year
		Charged to cost and expense		Charged to other accounts
2003
Allowance for bad debts	$7,514	$976	(4)	$(2,500	)(1)	$1,318	(4)	$4,672
Allowance for book returns	32,568	92,342		—		95,594	(2)	29,316
Allowance for author advances	33,211	4,965		1,000	(1)	227	(3)	38,949
Allowance for inventory valuation	50,211	21,639		11,752	(1)	22,068	(5)	61,534

2002
Allowance for bad debts	$8,636	$450		$872	(1)	$2,444	(4)	$7,514
Allowance for book returns	29,194	94,706		—		91,332	(2)	32,568
Allowance for authors’ advances	29,763	4,228		—		780	(3)	33,211
Allowance for inventory valuation	65,712	17,312		927	(1)	33,740	(5)	50,211

7/7/01—12/31/01
Allowance for bad debts	$6,835	$303		$1,669	(1)	$171	(4)	$8,636
Allowance for book returns	18,091	47,862		219	(1)	36,978	(2)	29,194
Allowance for authors’ advances	25,841	1,819		2,925	(1)	822	(3)	29,763
Allowance for inventory valuation	75,823	4,997		(6,141	)(1)	8,967	(5)	65,712

1/1/01—7/6/01
Allowance for bad debts	$6,383	$2,665		$—		$2,213	(4)	$6,835
Allowance for book returns	24,118	35,526		—		41,553	(2)	18,091
Allowance for authors’ advances	26,450	4,798		—		5,407	(3)	25,841
Allowance for inventory valuation	58,381	30,589		—		13,147	(5)	75,823

(1)	Reflects additions (deductions) to the allowance from acquisitions.
(2)	Books actually returned during the year.
(3)	Write-offs of unearned author advances.
(4)	Write-offs of uncollectible customer receivables, net of recoveries.
(5)	Inventory physically destroyed during the year.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and the Stockholder

of Houghton Mifflin Company:

Our audit of the consolidated financial statements referred to in our reports dated March 3, 2004 appearing in this Form 10-K also included an audit of the financial statement schedules as of December 31, 2003 and 2002 and for the years then ended, presented in Item 15 of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 3, 2004

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To Houghton Mifflin Company:

We have audited the consolidated financial statements of Houghton Mifflin Company and Subsidiaries for the periods from July 7, 2001 to December 31, 2001 (Predecessor Basis), and the period from January 1, 2001 to July 6, 2001 (Pre-Predecessor Basis), and have issued our report thereon dated December 23, 2002, except for Note 6, paragraph 2, as to which the date is May 29, 2003. Our audit also included the financial statement schedule listed in Part II of this Registration Statement. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York

December 23, 2002

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOUGHTON MIFFLIN COMPANY
Registrant

By:	/s/ ANTHONY LUCKI
Anthony Lucki
President and Chief Executive Officer

March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ANTHONY LUCKI Anthony Lucki	President, Chief Executive Officer, and Director (principal executive officer)	March 30, 2004

/s/ SYLVIA METAYER Sylvia Metayer	Executive Vice President, Chief Operating Officer, and Interim Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2004

/s/ DAVID BLITZER David Blitzer	Director	March 30, 2004

/s/ CHARLES BRIZIUS Charles Brizius	Director	March 30, 2004

/s/ ROBERT FRIEDMAN Robert Friedman	Director	March 30, 2004

/s/ STEVE GANDY Steve Gandy	Director	March 30, 2004

/s/ JONATHAN GOODMAN Jonathan Goodman	Director	March 30, 2004

/s/ SETH LAWRY Seth Lawry	Director	March 30, 2004

/s/ JAMES LEVY James Levy	Director	March 30, 2004

/s/ MARK NUNNELLY Mark Nunnelly	Director	March 30, 2004

/s/ MICHAEL PERIK Michael Perik	Director	March 30, 2004

/s/ SCOTT SPERLING Scott Sperling	Director	March 30, 2004

/s/ MICHAEL WARD Michael Ward	Director	March 30, 2004

EXHIBIT INDEX

Exhibit Number	Description	Page Number in this Report

3.1	Restated Articles of Organization	Filed as Exhibit 3.1 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

3.2	By-Laws	Filed as Exhibit 3.2 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.1	Indenture, dated as of January 30, 2003, between Houghton Mifflin Company and Wells Fargo Bank Minnesota, N.A., regarding the 9.785% Senior Subordinated Notes due 2013	Filed as Exhibit 4.1 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.2	Indenture, dated as of January 30, 2003, between Houghton Mifflin Company and Wells Fargo Bank Minnesota, N.A, regarding the 8.250% Senior Notes due 2011	Filed as Exhibit 4.2 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.3	Form of 9.785% Senior Subordinated Notes due 2013	Contained in Exhibit 4.1

4.4	Form of 8.250% Senior Notes due 2011	Contained in Exhibit 4.2

4.5

Exchange and Registration Rights Agreement, dated as of January 30, 2003, among Houghton Mifflin Company and Goldman, Sachs & Co., CIBC World Markets Corp., Deutsche Bank Securities Inc. and Fleet Securities, Inc., regarding the 9.875% Senior Subordinated Notes due 2013

Filed as Exhibit 4.5 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.6

Exchange and Registration Rights Agreement, dated as of January 30, 2003, among Houghton Mifflin Company and Goldman, Sachs & Co., CIBC World Markets Corp., Deutsche Bank Securities Inc. and Fleet Securities, Inc., regarding the 8.250% Senior Notes due 2011

Filed as Exhibit 4.6 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.7	Indenture, dated as of March 15, 1994, between U.S. Bank N.A., as successor trustee, and Houghton Mifflin Company (form of note attached as exhibit thereto)	Filed as Exhibit 4.7 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.8	First Supplemental Indenture, dated as of July 27, 1995, between U.S. Bank N.A., as successor trustee, and Houghton Mifflin Company	Filed as Exhibit 4.8 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report
4.9	Second Supplemental Indenture, dated as of December 30, 2002, between U.S. Bank N.A., as successor trustee, and Houghton Mifflin Company	Filed as Exhibit 4.9 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

4.10	Third Supplemental Indenture, dated as of February 7, 2003, between U.S. Bank N.A., as successor trustee, and Houghton Mifflin Company	Filed as Exhibit 4.10 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.1	Assumption Agreement, dated as of December 30, 2002, between Versailles Acquisition Corporation and Houghton Mifflin Company	Filed as Exhibit 10.1 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.2

Amended and Restated Credit and Guaranty Agreement, dated as of March 5, 2003, as amended by the Amendment, dated as of September 29, 2003, among HM Publishing Corp., Houghton Mifflin Company, Houghton Mifflin Holdings, Inc., and Canadian Imperial Bank of Commerce, as Administrative Agent, by and among Houghton Mifflin Holdings, Inc., Houghton Mifflin Company, certain lenders named therein, and CIBC World Markets Corp. and Goldman Sachs Credit Partners L.P., as Joint Lead Arrangers and Joint Bookrunners, Goldman Sachs Credit Partners L.P. and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Canadian Imperial Bank of Commerce, as Administrative Agent and Collateral Trustee, Fleet Securities Inc. and Bank One, N.A., as Co-Documentation Agents, and General Electric Capital Corporation, as Senior Managing Agent.

Filed as Exhibit 10.2 to HM Publishing Corp.’s Registration Statement on Form S-4 filed on November 24, 2003 and incorporated by reference into this report

10.3	Pledge and Security and Collateral Trust Agreement, dated as of December 30, 2002, between Versailles Acquisition Corporation and Canadian Imperial Bank of Commerce	Filed as Exhibit 10.3 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.4	Pledge and Security Agreement, dated as of December 30, 2002, between Versailles U.S. Holding Inc. and Canadian Imperial Bank of Commerce	Filed as Exhibit 10.4 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.5	Share Purchase Agreement, dated as of November 4, 2002, among Vivendi Universal, S.A., Vivendi Communications North America, Inc., and Versailles Acquisition Corporation	Filed as Exhibit 10.5 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report
10.6	Amendment No. 1 to Share Purchase Agreement, dated as of December 29, 2002, among Vivendi Universal S.A., Vivendi Communications North America, Inc., and Versailles Acquisition Corporation	Filed as Exhibit 10.6 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.7	Form of Senior Executive Retention Agreement and amendment letter thereto *	Filed as Exhibit 10.7 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.8	Trust Agreement for Houghton Mifflin Holdings, Inc. 2003 Deferred Compensation Plan*	Filed as Exhibit 10.8 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.9	2003 Deferred Compensation Plan*	Filed as Exhibit 10.9 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.10	Form of 2003 Senior Executive Retention Agreement Waiver and Election*	Filed as Exhibit 10.10 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.11	Employment Agreement of Ms. Sylvia Metayer*	Filed as Exhibit 10.12 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.12	Employment Agreement of Mr. Gerald T. Hughes*	Filed as Exhibit 10.13 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.13	Employment Agreement of Mr. Albert Bursma, Jr.*	Filed as Exhibit 10.14 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

10.14	Employment Agreement of Mr. Anthony Lucki*	Filed as Exhibit 10.1 to Houghton Mifflin Company’s current report on Form 8-K filed October 1, 2003 and incorporated by reference into this report

10.15	Amendment to Retention Agreement dated as of July 25, 2003, between Houghton Mifflin Company and Mr. David Caron*	Filed as Exhibit 10.2 to Houghton Mifflin Company’s current report on Form 8-K filed October 1, 2003 and incorporated by reference into this report
10.16	Amendment to letter of employment dated as of September 15, 2003 between Houghton Mifflin Company and Ms. Sylvia Metayer	Filed as Exhibit 10.3 to Houghton Mifflin Company’s current report on Form 8-K filed October 1, 2003 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report
10.17	Agreement dated as of September 17, 2003 between Ms. Sylvia Metayer and Houghton Mifflin Company*	Filed as Exhibit 10.4 to Houghton Mifflin Company’s current report on Form 8-K filed October 1, 2003 and incorporated by reference into this report

10.18	Severance Agreement of Mr. Hans Gieskes*	Filed as Exhibit 10.1 to Houghton Mifflin Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2003 and incorporated by reference into this report

10.19	2003 Management Incentive Compensation Plan*	Filed as Exhibit 10.14 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.20

Stockholders Agreement, dated as of December 30, 2002, among Houghton Mifflin Company, Houghton Mifflin Holdings, Inc., and Bain Capital, LLC, Thomas H. Lee Partners, L.P., and The Blackstone Group L.P

Filed as Exhibit 10.15 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

10.21

Management Agreement, dated as of December 30, 2002, among Houghton Mifflin Company, Houghton Mifflin Holdings, Inc., and Bain Capital Partners LLC, THL Managers V, L.L.C., and Blackstone Management Partners III L.L.C

Filed as Exhibit 10.16 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

10.22	First Amendment to Lease by and among Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant, dated as of July 25, 2002	Filed as Exhibit 10.17 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.23	Second Amendment to Lease by and among Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant, dated as of October 1, 2002	Filed as Exhibit 10.18 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.24	Office Lease by and between Davis Church Office Development, L.L.C., as landlord, and Houghton Mifflin Company, as tenant	Filed as Exhibit 10.19 to Houghton Mifflin Company’s Registration Statement on Form S-4 filed on May 30, 2003 and incorporated by reference into this report

10.25	Lease by and between Two Twenty Two Berkeley Venture, as landlord, and Houghton Mifflin Company, as tenant	Filed as Exhibit 10.20 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on May 30, 2003 and incorporated by reference into this report

10.26	Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan *	Filed as Exhibit 10.26 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

Exhibit Number	Description	Page Number in this Report
10.27	Amendment to Severance Agreement of Mr. Hans Gieskes*	Filed as Exhibit 10.27 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

10.28	Form of Employment Security Agreement*	Filed as Exhibit 10.28 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

10.29	Form of Option Agreement under the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan*	Filed as Exhibit 10.29 to HM Publishing Corp.’s Registration Statement on Form S-4/A filed on March 26, 2004 and incorporated by reference into this report

12.1	Statement re Computation of Ratios	Filed herewith

16.1	Letter from Ernst & Young LLP dated July 10, 2003	Filed as Exhibit 16.1 to Houghton Mifflin Company’s Registration Statement on Form S-4/A filed on July 10, 2003 and incorporated by reference into this report

21.1	Subsidiaries of the Registrant	Filed herewith

31.1	Certification by Anthony Lucki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Sylvia Metayer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification by Anthony Lucki pursuant to Section 13350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification by Sylvia Metayer pursuant to Section 13350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Denotes a management contract or compensation plan.