Form 10-K/A
period 2004-12-31
HOUGHTON MIFFLIN CO; HM PUBLISHING CORP
filed 2005-03-30
CIK 48638, 1268384

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Numbers: 333-110720 and 333-105746

HM PUBLISHING CORP.

HOUGHTON MIFFLIN COMPANY

(Exact Name of Registrant Issuer as Specified in Its Charter)

Delaware Massachusetts	13-4265843 04-1456030
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

222 Berkeley Street

Boston, Massachusetts 02116

(617) 351-5000

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether HM Publishing Corp. (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether Houghton Mifflin Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 25, 2005 was zero.

The number of shares outstanding of HM Publishing Corp.’s common stock as of March 25, 2005 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of March 25, 2005 was 1,000 shares.

Houghton Mifflin Company meets the conditions set forth in general instruction I(1)(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

EXPLANATORY NOTE

HM Publishing Corp. and Houghton Mifflin Company (the “Registrants”) are filing this amendment to Form 10-K for the fiscal year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 25, 2005 (“Form 10-K”). The Form 10-K included a signature page that omitted the name of HM Publishing Corp. The Registrants are filing herewith a corrected Form 10-K signature page that includes the names of both Registrants.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	EXHIBITS. Listed below are the Exhibits filed or furnished as part of this amended report.

31.1	Certification by Anthony Lucki pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Stephen Richards pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Stephen Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Registrants agree to furnish to the Commission, upon its request, copies of any omitted schedule or exhibit to any Exhibit filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

HM PUBLISHING CORP.
HOUGHTON MIFFLIN COMPANY

Registrants

By:	/S/ ANTHONY LUCKI
Anthony Lucki President and Chief Executive Officer

March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ANTHONY LUCKI Anthony Lucki	President, Chief Executive Officer, and Director (principal executive officer)	March 25, 2005

/S/ STEPHEN RICHARDS Stephen Richards	Executive Vice President, Chief Operating Officer, and Chief Financial Officer (principal financial officer)	March 25, 2005

David Blitzer	Director	March 25, 2005

/S/ CHARLES BRIZIUS Charles Brizius	Director	March 25, 2005

/S/ ROBERT FRIEDMAN Robert Friedman	Director	March 25, 2005

/S/ STEVE GANDY Steve Gandy	Director	March 25, 2005

/S/ JONATHAN GOODMAN Jonathan Goodman	Director	March 25, 2005

/S/ SETH LAWRY Seth Lawry	Director	March 25, 2005

/S/ JAMES LEVY James Levy	Director	March 25, 2005

/S/ MARK NUNNELLY Mark Nunnelly	Director	March 25, 2005

/S/ MICHAEL PERIK Michael Perik	Director	March 25, 2005

/S/ SCOTT SPERLING Scott Sperling	Director	March 25, 2005

/S/ MICHAEL WARD Michael Ward	Director	March 25, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

Date: March 30, 2005

HM PUBLISHING CORP.
HOUGHTON MIFFLIN COMPANY

By:	/S/ STEPHEN RICHARDS
Stephen Richards
Executive Vice President, Chief Operating
Officer, and Chief Financial Officer