Form 10-Q
period 2006-03-31
HOUGHTON MIFFLIN CO; HM PUBLISHING CORP
filed 2006-05-15
CIK 48638, 1268384

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

COMMISSION FILE NUMBERS: 333-110720 and 333-105746

HM PUBLISHING CORP.

HOUGHTON MIFFLIN COMPANY

(Exact name of registrants as specified in their charters)

DELAWARE MASSACHUSETTS	13-4265843 04-1456030
(State or other jurisdictions of incorporation or organization)	(I.R.S. Employer Identification Numbers)

222 BERKELEY STREET

BOSTON, MASSACHUSETTS 02116

(Address of principal executive offices)

(617) 351-5000

(Registrants’ telephone number, including area code)

Indicate by check mark whether HM Publishing Corp. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether Houghton Mifflin Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of HM Publishing Corp.’s common stock as of May 15, 2006 was 1,000 shares.

The number of shares outstanding of Houghton Mifflin Company’s common stock as of May 15, 2006 was 1,000 shares.

This Form 10-Q is a combined quarterly report being filed separately by two registrants: HM Publishing Corp. and Houghton Mifflin Company. Unless the context indicates otherwise, any reference in this report to “Publishing” refers to HM Publishing Corp., and any reference to “Houghton Mifflin” refers to Houghton Mifflin Company, the wholly-owned operating subsidiary of Publishing. The “Company,” “we,” “us,” and “our” refer to HM Publishing Corp. together with Houghton Mifflin Company.

Houghton Mifflin Company meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
NET SALES	$134,402	$132,354	$134,402	$132,354
COSTS AND EXPENSES
Cost of sales excluding pre-publication and publishing rights amortization	75,802	81,200	75,802	81,200
Pre-publication and publishing rights amortization	36,010	42,836	36,010	42,836

Cost of sales	111,812	124,036	111,812	124,036
Selling and administrative	125,330	126,212	125,330	126,212
Other intangible asset amortization	945	944	945	944

	238,087	251,192	238,087	251,192

OPERATING LOSS	(103,685)	(118,838)	(103,685)	(118,838)

OTHER INCOME (EXPENSE)
Net interest expense	(31,679)	(32,505)	(26,110)	(27,510)
Other income (expense)	8	(10)	8	(10)

	(31,671)	(32,515)	(26,102)	(27,520)

Loss from continuing operations before taxes	(135,356)	(151,353)	(129,787)	(146,358)
Income tax benefit	(8,870)	(54,756)	(58,771)	(53,083)

Loss from continuing operations	(126,486)	(96,597)	(71,016)	(93,275)
Loss from discontinued operations, net of tax	(440)	(1,486)	(440)	(1,486)

NET LOSS	$(126,926)	$(98,083)	$(71,456)	$(94,761)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars, except share data)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	MARCH 31, 2006	DECEMBER 31, 2005	MARCH 31, 2006	DECEMBER 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,453	$227,068	$65,453	$227,068
Short-term investments	30,000	—	30,000	—
Accounts receivable, less allowance for bad debts and book returns of $25,572 at March 31, 2006 and $34,309 at December 31, 2005	125,298	175,030	125,298	175,030
Inventories	202,425	175,148	202,425	175,148
Deferred income taxes	41,868	67,964	119,402	68,398
Prepaid expenses and other current assets	10,973	9,038	10,973	9,038
Current assets from discontinued operations	—	55,184	—	55,184

TOTAL CURRENT ASSETS	476,017	709,432	553,551	709,866
Property, plant, and equipment, net	133,438	123,196	133,438	123,196
Pre-publication costs	178,637	174,335	178,637	174,335
Royalty advances to authors, net of allowance of $51,486 at March 31, 2006 and $50,202 at December 31, 2005	28,535	27,533	28,535	27,533
Goodwill	590,004	590,004	590,004	590,004
Other intangible assets, net	598,467	619,021	598,467	619,021
Other assets and long-term receivables	56,526	59,251	51,822	54,400

TOTAL ASSETS	$2,061,624	$2,302,772	$2,134,454	$2,298,355

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$2	$7	$2	$7
Accounts payable	120,253	92,245	120,253	92,245
Due to parent	4,691	4,364	5,328	5,001
Royalties payable	30,283	62,195	30,283	62,195
Salaries, wages, and commissions payable	14,612	59,732	14,612	59,732
Interest payable	15,410	40,238	15,410	40,238
Other	71,514	71,640	70,392	70,519
Current liabilities from discontinued operations	—	13,311	—	13,311

TOTAL CURRENT LIABILITIES	256,765	343,732	256,280	343,248
Long-term debt	1,338,505	1,332,569	1,139,091	1,138,576
Accrued pension benefits	60,556	57,314	60,556	57,314
Accrued postretirement benefits	57,508	57,480	57,508	57,480
Deferred income taxes	185,944	221,755	228,674	237,286
Other	29,746	30,480	29,746	30,480

TOTAL LIABILITIES	1,929,024	2,043,330	1,771,855	1,864,384
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Common stock, $1 par value; 1,000 shares authorized and issued	1	1	1	1
Capital in excess of par value	469,756	469,756	614,999	614,999
Accumulated deficit	(334,014)	(207,088)	(249,258)	(177,802)
Other comprehensive loss	(3,143)	(3,227)	(3,143)	(3,227)

TOTAL STOCKHOLDER’S EQUITY	132,600	259,442	362,599	433,971

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,061,624	$2,302,772	$2,134,454	$2,298,355

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(126,926)	$(98,083)	$(71,456)	$(94,761)
Loss from discontinued operations	(440)	$(1,486)	$(440)	$(1,486)

	$(126,486)	$(96,597)	$(71,016)	$(93,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	2,638	2,654	2,490	2,507
Non-cash interest expense	5,421	5,134	—	286
Depreciation and amortization expense	46,237	54,053	46,237	54,053
Deferred income taxes	(9,450)	(54,415)	(59,351)	(52,742)
Non-cash stock-based compensation expense	326	—	326	—
Changes in operating assets and liabilities:
Accounts receivable	50,414	69,253	50,414	69,253
Inventories	(27,217)	(32,745)	(27,217)	(32,745)
Accounts payable	27,980	48,325	27,980	48,325
Royalties payable and author advances, net	(32,916)	(37,990)	(32,916)	(37,990)
Interest payable	(24,828)	(24,990)	(24,828)	(24,990)
Other, net	(46,860)	(39,091)	(46,860)	(39,091)

NET CASH USED IN CONTINUING OPERATING ACTIVITIES	(134,741)	(106,409)	(134,741)	(106,409)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	(1,216)	1,118	(1,216)	1,118

NET CASH USED IN OPERATING ACTIVITIES	(135,957)	(105,291)	(135,957)	(105,291)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
Purchases of short-term investments	(57,750)	(58,075)	(57,750)	(58,075)
Proceeds from sales of short-term investments	27,750	112,275	27,750	112,275
Additions to pre-publication costs	(20,703)	(20,089)	(20,703)	(20,089)
Additions to property, plant, and equipment	(18,842)	(8,266)	(18,842)	(8,266)
Proceeds from sale of business	42,187	—	42,187	—

NET CASH PROVIDED BY (USED IN) CONTINUING INVESTING ACTIVITIES	(27,358)	25,845	(27,358)	25,845
NET CASH USED IN DISCONTINUED OPERATIONS	(5)	(1,337)	(5)	(1,337)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(27,363)	24,508	(27,363)	24,508

CASH FLOWS USED IN FINANCING ACTIVITIES
Payment of short-term financing	(5)	(21)	(5)	(21)

NET CASH USED IN CONTINUING FINANCING ACTIVITIES	(5)	(21)	(5)	(21)
NET CASH USED IN DISCONTINUED OPERATIONS	—	—	—	—

NET CASH USED IN FINANCING ACTIVITIES	(5)	(21)	(5)	(21)

Effects of exchange rate changes on cash balances	24	25	24	25
Decrease in cash and cash equivalents	(163,301)	(80,779)	(163,301)	(80,779)
Cash and cash equivalents at January 1	227,068	148,120	227,068	148,120
Cash and cash equivalents of discontinued operations at January 1	1,686	3,238	1,686	3,238
Net decrease in cash and cash equivalents	(163,301)	(80,779)	(163,301)	(80,779)
Less: cash and cash equivalents of discontinued operations at March 31	—	(2,834)	—	(2,834)

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,453	$67,745	$65,453	$67,745

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Income taxes paid	$426	$575	$426	$575
Interest paid	$50,447	$50,706	$50,447	$50,706

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

HM PUBLISHING CORP. AND HOUGHTON MIFFLIN COMPANY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Tables in thousands)

(1) BASIS OF PRESENTATION

The unaudited consolidated financial statements of HM Publishing Corp. (“Publishing”), a wholly owned subsidiary of Houghton Mifflin Holdings, Inc. (“Holdings”), include the accounts of its wholly owned subsidiary, Houghton Mifflin Company (“Houghton Mifflin,” a separate public reporting company, together with Publishing, the “Company”). The unaudited condensed consolidated financial statements present Publishing and Houghton Mifflin as of and for the three month period ended March 31, 2006 and for the three month period ended March 31, 2005. Other than Publishing’s debt obligation, related deferred issuance costs and associated accrued liabilities, related interest expense, and income tax expense (benefit), all other assets, liabilities, income, expenses, and cash flows presented for all periods represent those of its wholly owned subsidiary Houghton Mifflin. Unless otherwise noted, the information provided pertains to both Publishing and Houghton Mifflin.

The accompanying unaudited consolidated financial statements of Publishing and Houghton Mifflin have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes for the year ended December 31, 2005 included in Publishing and Houghton Mifflin’s Form 10-K for the year ended December 31, 2005, filed on March 30, 2006. All adjustments consisting of normal recurring accruals that, in the opinion of management, are necessary for the fair statement of this interim financial information have been included.

Results of the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of results to be expected for the full year. The effect of seasonal business fluctuations and the occurrence of some costs and expenses in annual cycles require certain estimates to determine interim results.

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor, Inc. This sale was completed and all activities of Promissor ceased during January 2006. The Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Certain other reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2006 interim financial statements.

(2) DISCONTINUED OPERATIONS

On January 23, 2006, Houghton Mifflin sold Promissor, Inc. for cash proceeds of $42.2 million. The results from operations and cash flows of Promissor, Inc. have been segregated and classified as discontinued operations in the accompanying financial statements. Promissor had net sales of $3.5 million and $14.0 million for the three months ended March 31, 2006 and 2005, respectively. The net loss from discontinued operations for the three months ended March 31, 2006 and 2005 was $0.4 million and $1.5 million, respectively.

(3) BALANCE SHEET INFORMATION

Inventories, net of applicable reserves, consist of the following:

	MARCH 31, 2006	DECEMBER 31, 2005
Finished goods	$187,971	$160,416
Raw materials	14,454	14,732

	$202,425	$175,148

(4) GOODWILL AND INTANGIBLE ASSETS

Components of the Company’s goodwill and identifiable intangible assets are as follows:

	MARCH 31, 2006		DECEMBER 31, 2005
	COST	ACCUMULATED AMORTIZATION	COST	ACCUMULATED AMORTIZATION
Goodwill	$590,004	$—	$590,004	$—
Publication rights	698,722	392,178	698,722	372,270
Trademarks and trade names	290,200	—	290,200	—
Customer related and other	10,143	8,420	10,143	7,774

	$1,589,069	$400,598	$1,589,069	$380,044

The Company recorded amortization expense for its amortizable intangible assets of $20.6 million and $25.8 million for the three months ended March 31, 2006 and 2005, respectively.

(5) PRE-PUBLICATION COSTS

Effective January 1, 2006, Houghton Mifflin changed the service life attributed to most pre-publication costs in the K-12 Publishing segment from three to five years. The change in service life is the result of management’s review of sales history as well as future sales projections, which indicated that a 5-year life more closely matches amortization expense to the period over which Houghton Mifflin will recognize the revenue related to these pre-publication investments. Based on its review, management believes that the sum-of-the-years-digits method for these pre-publication costs remains appropriate. The effect of this change in the first quarter of 2006 was a decrease in operating loss of approximately $5.3 million and a decrease in net loss from continuing operations of approximately $2.9 million.

(6) DEBT AND BORROWING AGREEMENTS

Long-term debt consists of the following:

	MARCH 31, 2006	DECEMBER 31, 2005
Houghton Mifflin long-term debt:
$150,000 of 7.2% senior secured notes due March 15, 2011, interest payable semi-annually	$141,173	$140,731
$600,000 of 8.25% senior unsecured notes due February 1, 2011, interest payable semi-annually	600,000	600,000
$400,000 of 9.875% senior unsecured subordinated notes due February 1, 2013, interest payable semi-annually	397,868	397,790
Other	52	62

	1,139,093	1,138,583
Less: current portion of long-term debt	2	7

Total Houghton Mifflin long-term debt	1,139,091	1,138,576
Publishing long-term debt:
$265,000 of 11.5% senior discount notes due October 15, 2013, interest payable semi-annually commencing April 15, 2009	199,414	193,993

Total long-term debt	$1,338,505	$1,332,569

Houghton Mifflin maintains a $250.0 million senior secured revolving credit facility (the “Revolver”) subject to borrowing base limitations. The Revolver, for which Houghton Mifflin pays annual commitment fees, expires on December 30, 2008. There were no borrowings under this facility at March 31, 2006.

(7) FINANCIAL INSTRUMENTS

In 2003, Houghton Mifflin entered into interest rate swap agreements in conjunction with a notional $200.0 million of its 8.25% senior unsecured note. The interest rate swap agreements converted $200.0 million of debt from a fixed rate to a floating rate. Changes in the fair value of these swaps were recorded as interest income or expense in the consolidated statement of operations. In the first quarter of 2005, Houghton Mifflin terminated all the swap agreements and recorded net interest expense of $0.3 million in the results of operations. There were no swap agreements in the first quarter of 2006.

(8) INCOME TAXES

Publishing’s income tax benefit in the first quarter of 2006 decreased $45.9 million, to $8.9 million, from $54.8 million in the first quarter of 2005. Based upon management’s assessment of historical pre-tax losses and the fact that sufficient taxable income is not anticipated in the near term to utilize certain deferred tax assets, Publishing’s income tax benefit recorded was reduced by an additional valuation allowance of $42.9 million in the first quarter of 2006. The decrease in the income tax benefit for the first quarter of 2006 is primarily due to the increase in the valuation allowance recorded to reduce the carrying amounts of deferred tax assets relating to benefit of future tax deductions.

Houghton Mifflin’s income tax benefit in the first quarter of 2006 increased $5.7 million to $58.8 million from $53.1 million in the first quarter of 2005. The increase in the benefit for the first quarter of 2006 is primarily related to a higher estimated annual effective tax rate for 2006 as compared to 2005. The estimated annual effective tax rate for 2006 is higher due primarily to non deductible expenses and state tax expense as compared to projected pre-tax results.

The difference between Publishing’s $8.9 million benefit in the first quarter of 2006 and Houghton Mifflin’s $58.8 million benefit in the first quarter of 2006 relates primarily to the different methods used to compute Publishing and Houghton Mifflin’s income tax benefit in the first quarter of 2006, and to management’s assessment that Publishing requires an additional valuation allowance. Historically, the provision for income taxes, for both Publishing and Houghton Mifflin, in interim periods was based on estimated annual effective tax rates derived, in part, from estimated annual pre-tax results. In the first quarter of 2006 management concluded that the limitation on recognition of future net operating losses would have a significant impact on Publishing’s annual estimated effective tax rate. Accordingly, the benefit for income taxes for Publishing for the first quarter of 2006 is computed based on the actual effective tax rate applying the discrete method. Publishing also requires an additional valuation allowance since Publishing does not anticipate sufficient taxable income in the near term to realize certain deferred tax assets. The income tax benefit for Houghton Mifflin is calculated for the first quarter of 2006 based upon Houghton Mifflin’s loss for the first quarter of 2006 and an estimated annual effective tax rate of 46.1%.

(9) COMPREHENSIVE LOSS

Comprehensive loss for the Company is computed as the sum of the Company’s net loss and changes in cumulative translation adjustment. The following table sets forth the Company’s comprehensive loss for the three months ended March 31, 2006 and 2005.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
Net loss	$(126,926)	$(98,083)	$(71,456)	$(94,761)
Change in cumulative translation adjustment	84	(117)	84	(117)

Comprehensive loss	$(126,842)	$(98,200)	$(71,372)	$(94,878)

(10) STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” (“SFAS No. 123R”) using the modified prospective method, which results in the provisions of SFAS No. 123R only being applied to the consolidated financial statements on a going forward basis and, as a result, the prior period results have not been restated. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period. Stock-based employee compensation expense is $326,000 for the three months ended March 31, 2006 and is included in selling and administrative expense. Previously the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee stock options at their intrinsic value in the consolidated financial statements.

Participants in the Houghton Mifflin Holdings, Inc. 2003 Stock Option Plan (“Option Plan”) have been granted stock options to purchase shares of Holdings Class A Common Stock in three parts, or tranches—Tranche 1, Tranche 2, and Tranche 3. One-third of each participant’s options are in Tranche 1, one-third are in Tranche 2, and one-third are in Tranche 3. Each tranche has its own vesting provisions.

Tranche 1 options vest in equal annual installments over four or five years, based on the terms of the grant. The Tranche 1 options vest ratably and become exercisable on each of the anniversaries of the date of the option grant. The Tranche 2 and Tranche 3 options fully vest and become exercisable on the seventh anniversary of the date they were granted. However, if certain events occur as noted in the Option Plan, the vesting of the Tranche 2 and/or Tranche 3 options will be accelerated so that the Tranche 2 and Tranche 3 options also vest and become exercisable, consistent with Tranche 1, on each of the anniversaries of the Option Plan’s effective date.

The Company had previously adopted the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” through disclosure only. The following table illustrates the effect on net loss for the three month period ended March 31, 2005 as if the Company had determined compensation cost based on the fair value at the grant date for stock options under the provisions of SFAS No. 123.

	HM PUBLISHING CORP.	HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,	THREE MONTHS ENDED MARCH 31,
	2005	2005
Net loss as reported	$(98,083)	$(94,761)
Deduct: stock compensation expense, net of related tax effects	(90)	(90)

Pro forma net loss	$(98,173)	$(94,851)

The Company uses the Black Scholes option-pricing model to calculate the fair value for stock options on the date of grant with the following assumptions used for grants in 2005. The weighted-average fair value of options granted in the three months ended March 31, 2005 was $38.

Three months ended March 31, 2005
Expected life (years)	5
Expected dividend yield	0.0%
Expected volatility	35.0%
Risk-free interest rate	3.5%

Stock option activity during the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	95.3	$223
Granted	—	—
Forfeited	—	—

Balance at March 31, 2006	95.3	$223

Vested and exercisable at March 31, 2006	12.7	$100

The weighted average remaining contractual life of options outstanding at March 31, 2006 was 8 years.

As of March 31, 2006, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested stock options granted. The cost is expected to be recognized over a weighted average period of 5.4 years.

(11) RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

The following table summarizes the components of net periodic cost of Houghton Mifflin’s plans as of and for the financial statement periods ended March 31, 2006 and 2005:

	PENSION BENEFITS		POSTRETIREMENT BENEFITS
	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006	MARCH 31, 2005
Service cost	$2,821	$2,751	$296	$273
Interest cost	3,043	2,969	688	771
Expected return on plan assets	(2,785)	(2,348)	—	—
Amortization of unrecognized:
Net loss	95	62	—	—
Prior service cost (income)	173	173	(52)	(52)

Net periodic benefit cost	$3,347	$3,607	$932	$992

As previously disclosed in its financial statements for the year ended December 31, 2005, the Company expects to contribute $20 million to its pension plans in 2006. As of March 31, 2006, no contributions have been made.

(12) COMMITMENTS AND CONTINGENCIES

Houghton Mifflin is involved in ordinary and routine litigation and matters incidental to its business. There are no such matters pending that Houghton Mifflin expects to be material in relation to its financial condition, results of operations, or cash flows.

Houghton Mifflin is contingently liable for $31.9 million of performance, surety bonds, and letters of credit, posted as security for its operating activities. An aggregate of $24.7 million of letters of credit existed at March 31, 2006, $18.2 million of which backed performance and surety bonds. Under the terms of the Revolver, outstanding letters of credit are deducted from the remaining unused borrowing capacity.

(13) SEGMENT AND RELATED INFORMATION

The Company evaluates the performance of its segments based on the profit and loss from operations before interest income and expense and income taxes.

Summarized financial information concerning Houghton Mifflin’s reportable segments for the three months ended March 31, 2006 is shown in the following tables. Substantially all of the Company’s revenues are derived in the United States. In January 2006, the Company sold the Promissor business, which had historically been included in Other. The consolidated financial information reported below has been adjusted to remove the results of Promissor from Other for all periods presented. The financial information reported below reflects the impact of this change on all years presented.

	K-12 PUBLISHING	COLLEGE PUBLISHING	TRADE AND REFERENCE PUBLISHING	OTHER	CONSOLIDATED
2006
Net sales from external customers	$85,809	$23,693	$24,900	$—	$134,402
Segment operating loss	(75,054)	(19,066)	(4,426)	(5,139)	(103,685)
2005
Net sales from external customers	$85,441	$19,966	$26,947	$—	$132,354
Segment operating loss	(83,329)	(24,386)	(4,796)	(6,327)	(118,838)

Reconciliation of segment operating losses to the consolidated statements of operations is as follows:

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
Total loss from reportable segments	$(103,685)	$(118,838)	$(103,685)	$(118,838)
Interest expense	(31,679)	(32,505)	(26,110)	(27,510)
Other	8	(10)	8	(10)

Loss from continuing operations before income taxes	$(135,356)	$(151,353)	$(129,787)	$(146,358)

(14) SUBSEQUENT EVENT

In May 2006, the Company engaged in a reorganization transaction pursuant to which three new companies were formed, Houghton Mifflin Holding Company, Inc. (“Parent”), Houghton Mifflin, LLC (“Issuer”), and Houghton Mifflin Finance, Inc. (“Co-issuer”). To effectuate the reorganization, Holdings’ equity holders contributed their equity in Holdings in exchange for equity in Parent. Upon completion of this reorganization, the Sponsors and management of the Company beneficially own Parent, Issuer is a wholly owned subsidiary of Parent, and Holdings is a majority-owned subsidiary of Issuer.

In addition, Issuer announced the offering of $300 million aggregate principal of Floating Rate Senior PIK Notes due 2011 (the “Notes”) in a private placement. The net proceeds from this offering will be used to pay a dividend to Parent, which in turn will pay a dividend to owners of Class L common stock of the Parent. The Notes are unsecured and are not guaranteed by any of the assets of either Publishing or Houghton Mifflin.

In connection with this transaction and also in May 2006, Houghton Mifflin paid one-time bonuses totaling approximately $22 million to certain members of its management and recorded a corresponding compensation charge. This bonus was funded by Houghton Mifflin’s operating cash and not from the proceeds of the aforementioned private placement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Houghton Mifflin is a leading publisher in the K-12 and college education, trade and reference, and educational and clinical testing markets in the United States. A diverse portfolio of products and services is offered within each of these markets, including textbooks, workbooks, supplemental materials, technology-based products, teaching guides, various types of standardized and customized tests, and a range of trade and reference titles. The Company’s geographic area of operation is predominantly the United States. Export or foreign sales to locations outside the United States are not significant.

The Company has seven divisions that offer products and services. These divisions are grouped in three reportable segments:

•	K-12 Publishing This segment consists of four divisions: School Division, McDougal Littell, Great Source Education Group (which includes CCI), and the Assessment Division (which includes Riverside and Edusoft). This reportable segment sells textbooks, instructional materials and services, tests for measuring achievement and aptitude, clinical and special needs testing products, multimedia instructional programs, and career guidance products and services. The principal markets for these products are elementary and secondary schools.

•	College Publishing The College Division is the sole business unit reported in this segment. This reportable segment sells textbooks, ancillary products such as workbooks and study guides, technology-based instructional materials, and services for introductory and upper level courses in the post-secondary education market. Products may be in print or electronic form. The principal markets for these products are two and four year colleges and universities. These products are also sold to high schools for advanced placement courses and to for-profit, certificate-granting institutions that offer skill-based training and job placement.

•	Trade and Reference Publishing This segment consists of the Trade and Reference Division and Kingfisher. Kingfisher management reports functionally to the Trade and Reference Division. This reportable segment publishes fiction and nonfiction for adults and children, dictionaries, and other reference works. The segment also licenses book rights to paperback publishers, book clubs, web sites, and other publishers and electronic businesses in the United States and abroad. The principal markets for these products are retail stores, including Internet bookstore sites and wholesalers. Reference materials are also sold to schools, colleges, libraries, office supply distributors, and businesses.

In January 2006, the Company signed a definitive stock purchase agreement to sell its subsidiary, Promissor, a developer and provider of testing services and products for professional certification and licensure. The sale was completed and all activities of Promissor ceased during January 2006. The Company’s consolidated financial statements and notes have been reclassified to reflect this business as a discontinued operation in accordance with Financial Accounting Standards Board Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company derives approximately 90% of its net sales from educational publishing in the K-12 and College Publishing segments, which are markedly seasonal businesses. Schools make most of their purchases in the second and third quarters of the calendar year, in preparation for the beginning of the school year. Colleges typically make most of their purchases in the third and fourth quarters for the semesters starting classes in September and January. The Company has historically realized approximately 75% of consolidated net sales in the second and third quarters.

Sales of K-12 instructional materials and customized testing products are also cyclical, with some years offering more sales opportunities than others. The amount of funding available at the state level for educational

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

materials also has a significant effect on the Company’s year-to-year revenues. No single customer accounts for more than 10% of consolidated net sales. In management’s opinion, the loss of a single customer would not have a material adverse effect on the Company. Although the loss of a single customer or a few customers would not have a material adverse effect on the Company’s business, schedules of school adoptions and market acceptance of its products can materially affect year-to-year revenue performance. The impact of inflation and changing prices has not had a material impact on the Company’s consolidated financial statements and results of operations.

RESULTS OF OPERATIONS

The following tables set forth information regarding net sales, operating loss, and other information from the unaudited consolidated statements of operations. The amounts presented below have been rounded, where appropriate, to agree to the amounts disclosed in the unaudited consolidated statements of operations.

	HM PUBLISHING CORP.		HOUGHTON MIFFLIN COMPANY
	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
	(IN MILLIONS)
Net sales:
K-12 Publishing	$85.8	$85.4	$85.8	$85.4
College Publishing	23.7	20.0	23.7	20.0
Trade and Reference Publishing	24.9	26.9	24.9	26.9

Total net sales	134.4	132.4	134.4	132.4
Cost of sales excluding pre-publication and publishing rights amortization	75.8	81.2	75.8	81.2
Pre-publication and publishing rights amortization	36.0	42.8	36.0	42.8

Cost of sales	111.8	124.1	111.8	124.1
Selling and administrative	125.3	126.2	125.3	126.2
Other intangible asset amortization	0.9	0.9	0.9	0.9

Operating loss	(103.7)	(118.8)	(103.7)	(118.8)
Net interest expense	(31.7)	(32.5)	(26.1)	(27.5)
Income tax benefit	(8.9)	(54.8)	(58.8)	(53.1)

Loss from continuing operations	(126.5)	(96.6)	(71.0)	(93.3)
Loss from discontinued operations	(0.4)	(1.5)	(0.4)	(1.5)

Net loss	$(126.9)	$(98.1)	$(71.4)	$(94.8)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

	THREE MONTHS ENDED MARCH 31,		THREE MONTHS ENDED MARCH 31,
	2006	2005	2006	2005
	(AS A PERCENTAGE OF NET SALES)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales excluding pre-publication and publishing rights amortization	56.4	61.4	56.4	61.4
Pre-publication and publishing rights amortization	26.8	32.4	26.8	32.4

Cost of sales	83.2	93.7	83.2	93.7
Selling and administrative	93.2	95.4	93.2	95.4
Other intangible asset amortization	0.7	0.7	0.7	0.7

Operating loss	(77.2)	(89.8)	(77.2)	(89.8)
Net interest expense	(23.6)	(24.5)	(19.4)	(20.8)
Income tax benefit	(6.6)	(41.4)	(43.8)	(40.1)

Loss from continuing operations	(94.1)	(73.0)	(52.8)	(70.5)
Loss from discontinued operations	(0.3)	(1.1)	(0.3)	(1.1)

Net loss	(94.4)%	(74.1)%	(53.1)%	(71.7)%

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

Net Sales

The Company’s net sales for the quarter ended March 31, 2006 increased $2.0 million, or 1.5%, to $134.4 million from $132.4 million in the first quarter of 2005.

K-12 Publishing. The K-12 Publishing segment’s net sales in the first quarter of 2006 increased $0.4 million, to $85.8 million from net sales of $85.4 million in the first quarter of 2005. The increase in net sales is due to modestly higher net sales in the Great Source Education Group and in the Assessment Division, which were mostly offset by lower residual sales of elementary and secondary math products.

College Publishing. The College Publishing segment’s net sales in the first quarter of 2006 increased $3.7 million, or 18.5%, to $23.7 million from $20.0 million in the first quarter of 2005. The increase was primarily a result of a higher opening balance of unshipped orders in the first quarter of 2006 and the timing of international orders.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s net sales in the first quarter of 2006 decreased $2.0 million, or 7.4%, to $24.9 million from $26.9 million in the first quarter of 2005. The decrease in net sales is primarily a result of higher sales in the 2005 period from adult hardcover titles, including Three Nights in August and Extremely Loud and Incredibly Close, and The Gourmet Cookbook, which were partially offset by strong sales in the first quarter 2006 from Curious George titles, in connection with the film release in February.

Cost of Sales Excluding Pre-publication and Publishing Rights Amortization

The Company’s cost of sales excluding pre-publication and publishing rights amortization in the first quarter of 2006 decreased $5.4 million, or 6.7%, to $75.8 million from $81.2 million in the first quarter of 2005. The decrease in cost of sales was primarily driven by lower manufacturing and editorial costs in the first quarter of 2006 as compared to 2005.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Pre-publication and Publishing Rights Amortization

Effective January 1, 2006, Houghton Mifflin changed the service life attributed to most pre-publication costs in the K-12 Publishing segment from three to five years. The change in service lives is the result of management’s review of sales history as well as future sales projections, which indicated that a 5-year life more closely matches amortization expense to the period over which Houghton Mifflin will recognize the revenue related to these pre-publication investments. Based on its review, management believes that the sum-of-the-years-digits method for these pre-publication costs remains appropriate. The effect of this change in the first quarter of 2006 was a decrease in operating loss of approximately $5.3 million and a decrease in net loss from continuing operations of approximately $2.9 million. The impact in fiscal year 2006 of this change is estimated to be a reduction of amortization expense of approximately $23.0 million. The estimated impact is in part based on pre-publication costs that are budgeted to be placed in service in 2006. As a result, the actual impact of this change in estimate may differ.

The Company’s pre-publication and publishing rights amortization in the first quarter of 2006 decreased $6.8 million, or 15.9%, to $36.0 million from $42.8 million in the first quarter of 2005. The decrease is attributable primarily to lower publishing rights amortization of $5.1 million, as well as lower pre-publication amortization of $1.7 million. The change in estimate described above resulted in a $5.3 million decrease in pre-publication amortization in the first quarter of 2006, which was partially offset by higher pre-publication amortization due to new products introduced in the quarter. Pre-publication and publishing rights amortization decreased as a percentage of net sales to 26.8% in the first quarter of 2006 from 32.3% in the first quarter of 2005.

Selling and Administrative Expenses

The Company’s selling and administrative expenses in the first quarter of 2006 decreased $0.9 million, or 0.7%, to $125.3 million from $126.2 million in the first quarter of 2005. The change is primarily the result of lower administrative and technology related expenses in 2006 as compared to the first quarter of 2005. The lower administrative and technology expenses were partially offset by higher selling and marketing costs. Selling and administrative expenses decreased as a percentage of net sales to 93.2% in the first quarter of 2006 from 95.3% in the first quarter of 2005.

Operating Loss

The Company’s operating loss from continuing operations for the three months ended March 31, 2006 improved by $15.1 million to $103.7 million, from an operating loss of $118.8 million for the same period in 2005.

K-12 Publishing. The K-12 Publishing segment’s operating loss for the three months ended March 31, 2006 decreased $8.2 million to $75.1 million from a loss of $83.3 million for the same period in 2005. The decreased operating loss is a result of lower manufacturing and editorial costs of $2.3 million and $2.6 million, respectively, and a decrease in pre-publication amortization expense of $3.3 million.

College Publishing. The College Publishing segment’s operating loss in the first quarter of 2006 decreased $5.3 million to $19.1 million from a loss of $24.4 million in 2005. The decreased operating loss is a result of higher net sales, partially offset by higher selling, marketing, and royalty costs.

Trade and Reference Publishing. The Trade and Reference Publishing segment’s operating loss decreased $0.4 million to $4.4 million from an operating loss of $4.8 million for the first quarter of 2005. The decrease is a result of lower editorial and manufacturing costs, partially offset by the decrease in net sales.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

Net Interest Expense

Publishing’s consolidated net interest expense in the first quarter of 2006 decreased $0.8 million, or 2.5%, to $31.7 million from $32.5 million in the first quarter of 2005. The decrease was the result of interest expense from swap agreements of $0.3 million in the first quarter of 2005, and an increase in interest income from short-term investments in 2006, offset by incremental expense from the $265 million senior discount notes in 2006.

Houghton Mifflin’s net interest expense in the first quarter of 2006 decreased $1.4 million, or 5.1%, to $26.1 million from $27.5 million in the first quarter of 2005. The decrease was the result of interest expense from swap agreements of $0.3 million in the first quarter of 2005, and an increase in interest income from short-term investments in 2006.

Income Taxes

Publishing’s income tax benefit in the first quarter of 2006 decreased $45.9 million, to $8.9 million, from $54.8 million in the first quarter of 2005. Based upon management’s assessment of historical pre-tax losses and the fact that sufficient taxable income is not anticipated in the near term to utilize certain deferred tax assets, Publishing’s income tax benefit recorded was reduced by an additional valuation allowance of $42.9 million in the first quarter of 2006. The decrease in the income tax benefit for the first quarter of 2006 is primarily due to the increase in the valuation allowance recorded to reduce the carrying amounts of deferred tax assets relating to benefit of future tax deductions.

Houghton Mifflin’s income tax benefit in the first quarter of 2006 increased $5.7 million to $58.8 million from $53.1 million in the first quarter of 2005. The increase in the benefit for the first quarter of 2006 is primarily related to a higher estimated annual effective tax rate for 2006 as compared to 2005. The estimated annual effective tax rate for 2006 is higher due primarily to non deductible expenses and state tax expense as compared to projected pre-tax results.

The difference between Publishing’s $8.9 million benefit in the first quarter of 2006 and Houghton Mifflin’s $58.8 million benefit in the first quarter of 2006 relates primarily to the different methods used to compute Publishing and Houghton Mifflin’s income tax benefit in the first quarter of 2006, and to management’s assessment that Publishing requires an additional valuation allowance. Historically, the provision for income taxes, for both Publishing and Houghton Mifflin, in interim periods was based on estimated annual effective tax rates derived, in part, from estimated annual pre-tax results. In the first quarter of 2006 management concluded that the limitation on recognition of future net operating losses would have a significant impact on Publishing’s annual estimated effective tax rate. Accordingly, the benefit for income taxes for Publishing for the first quarter of 2006 is computed based on the actual effective tax rate applying the discrete method. Publishing also requires an additional valuation allowance since Publishing does not anticipate sufficient taxable income in the near term to realize certain deferred tax assets. The income tax benefit for Houghton Mifflin is calculated for the first quarter of 2006 based upon Houghton Mifflin’s loss for the first quarter of 2006 and an estimated annual effective tax rate of 46.1%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

LIQUIDITY AND CAPITAL RESOURCES

As sales seasonality affects operating cash flow, the Company normally incurs a net cash deficit from all activities through the middle of the third quarter of the year. The Company currently funds such seasonal deficits through the drawdown of cash and marketable securities, supplemented by borrowings under the Revolver.

Operating Activities

The Company’s use of net cash in continuing operating activities was $134.7 million in the first three months of 2006, a $28.3 million increase from the $106.4 million of cash used in operating activities during the first three months of 2005. The increase in cash used was primarily a result of decreased cash flow from accounts receivable, due to timing of collections, as well as an increase in cash outflow from accounts payable, due to timing of payments. These increases in cash used in continuing operating activities operating cash flow were partially offset by lower royalty payments in the first quarter of 2006 as compared to the first quarter of 2005.

Investing Activities

The Company’s net cash used in continuing investing activities was $27.4 million for the three months ended March 31, 2006, an increase in cash used of $53.2 million from the $25.8 million of cash provided by continuing investing activities for the same period in 2005. The increase in cash used is primarily a result of decreased cash proceeds from sales of short-term investments in 2006 as compared to 2005, and increased capital expenditures resulting from investments in back-office systems and new technology platforms and tools to support online products across all education divisions, offset by cash proceeds from the sale of Promissor of $42.2 million.

Financing Activities

The Company’s net cash used in continuing financing activities decreased by $16,000 to $5,000 in the first quarter of 2006 as compared to $21,000 in the first quarter of 2005.

Debt

The Company’s primary source of liquidity will continue to be cash flow generated from operations as well as funds available under the $250.0 million Revolver. As of March 31, 2006, the Company had no borrowings under the Revolver and, subject to certain covenants and borrowing base capacity limitations for outstanding letters of credit, $225.3 million available to borrow. The Company’s primary liquidity requirements are for debt service, pre-publication expenditures, capital expenditures, working capital, and investments and acquisitions.

Houghton Mifflin was in compliance with the financial covenants for both the Revolver and its senior and senior subordinated Notes, respectively, for the twelve months ended March 31, 2006.

The Company believes that based on current and anticipated levels of operating performance and conditions in its industries and markets, cash on hand and cash flow from operations, together with availability under the Revolver, will be adequate for the foreseeable future to make required payments of interest on debt, including the senior and senior subordinated Notes, and fund working capital and capital expenditure requirements. Any future acquisitions, partnerships, or similar transactions may require additional capital, and there can be no assurance that this capital will be available to the Company.

In May 2006, the Company engaged in a reorganization transaction pursuant to which three new companies were formed, one of which, Houghton Mifflin, LLC (“Issuer”), completed the offering of $300 million aggregate

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—(Continued)

principal Floating Rate Senior PIK Notes (the “Notes”) in a private placement. The Notes are unsecured and are not guaranteed by any of the assets of either Publishing or Houghton Mifflin.

In connection with this transaction and also in May 2006, Houghton Mifflin paid one-time bonuses totaling approximately $22 million to certain members of its management and recorded a corresponding compensation charge. This bonus was funded by Houghton Mifflin’s operating cash and not from the proceeds of the aforementioned private placement.

“SAFE HARBOR” STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

This Form 10-Q includes forward-looking statements that reflect the Company’s current views about future events and financial performance. Words such as “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” and variations of such words or similar expressions that predict or indicate future events or trends, or that do not relate to historical matters, identify forward-looking statements. The Company’s expectations, beliefs, and projections are expressed in good faith, and it is believed there is a reasonable basis for them. However, there can be no assurance that management’s expectations, beliefs, and projections will result or be achieved. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from the Company’s expectations, and the Company expressly does not undertake any duty to update forward-looking statements, which speak only as of the date of this report. These factors include, but are not limited to: (i) market acceptance of new educational and testing products and services, particularly reading, literature, language arts, mathematics, science, and social studies programs; and norm-referenced and criterion-referenced testing; (ii) the seasonal and cyclical nature of educational sales; (iii) changes in funding in school systems throughout the nation, which may result in cancellation of planned purchases of educational and testing products and/or services and shifts in timing of purchases; (iv) changes in educational spending in key states such as California, Texas, and Florida, and the Company’s share of that spending; (v) changes in purchasing patterns in elementary and secondary schools and, particularly in college markets, the effect of textbook prices, technology, and the used book market on sales; (vi) changes in the competitive environment, including those which could adversely affect revenue and cost of sales, such as the increased amount of materials given away in the elementary and secondary school markets and increased demand for customized products; (vii) changes in the relative profitability of products sold; (viii) regulatory changes that could affect the purchase of educational and testing products and services; (ix) changes in the strength of the retail market for general interest publications and market acceptance of newly published titles and new electronic products; (x) the ability of Riverside, Edusoft, and Promissor to enter into new agreements for testing services and generate net sales growth; (xi) delays and unanticipated expenses in developing new programs and other products; (xii) delays and unanticipated expenses in developing new technology products, and market acceptance and use of online instruction and assessment materials; (xiii) the potential for damages and fines resulting from errors in scoring high-stakes tests; (xiv) the potential effect of a continued weak economy on sales of K-12, college, and general interest publications; (xv) the risk that the Company’s well-known authors will depart and write for competitors; (xvi) the effect of changes in accounting, regulatory, and/or tax policies and practices; and (xvii) other factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about market risks for the period ended March 31, 2006 does not differ materially from that discussed under Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of other members of management, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities and Exchange Act of 1934, as of March 31, 2006, and has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2006 because of the material weakness in the Company’s internal control over financial reporting discussed below.

The Company determined that, as of December 31, 2005, it had a deficiency in internal control over financial reporting related to the inability of the Company to reconcile its royalty accrual balance to an underlying trial balance. Although the Company has existing controls over payments to authors, the input of data into the royalty system, and the posting of entries from the royalty system to the general ledger, the reconciliation of the balance sheet accrual is considered an important control. This control deficiency did not result in a restatement or adjustment of the Company’s interim or annual consolidated financial statements, but it represents a material weakness. This material weakness continued to exist as of March 31, 2006.

During the fiscal quarter ended March 31, 2006, the Company continued to develop a remediation plan to eliminate this material weakness, including adding additional resources in the royalty department as well as assigning one of its information technology personnel full-time to evaluate whether trial balance functionality is feasible within the current royalty system. Additionally, management is working to identify and implement alternative mitigating controls in the event that trial balance functionality cannot be achieved. As of March 31, 2006, these remediation efforts, and the Company’s evaluation of its internal controls over the royalty accrual, are continuing.

Other than as discussed in the preceding paragraph, there has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

EXHIBIT NUMBER	DESCRIPTION
10.1	Stock Purchase agreement among Houghton Mifflin Company, Promissor, Inc., NCS Pearson, Inc. and Pearson Autumn Acquisition, Inc., dated as of January 23, 2006.

10.2	Sublease Agreement dated January 12, 2006, by and between Sara Lee Coffee & Tea North America, a division of Sara Lee/DE International BV, as sublandlord and Houghton Mifflin Company, as subtenant.

10.3	Landlord Consent to Sublease dated January 12, 2006, by and among 3800 Golf Road LLC, as landlord, Sara Lee Coffee & Tea North America, a division of Sara Lee/DE International BV, as sublandlord, and Houghton Mifflin Company, as subtenant.

31.1	Certification by Anthony Lucki pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification by Stephen C. Richards pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification by Anthony Lucki pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen C. Richards pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HM PUBLISHING CORP.

HOUGHTON MIFFLIN COMPANY
(Registrants)

/s/ ANTHONY LUCKI
President and Chief Executive Officer

/s/ STEPHEN C. RICHARDS
Executive Vice President, Chief Operating Officer, and Chief Financial Officer (Chief Accounting Officer)

Date: May 15, 2006